Form 10-Q
period 2016-06-30
Piedmont Office Realty Trust, Inc.
filed 2016-08-03
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of August 2, 2016:
145,229,642 shares

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

•
Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants, could significantly impact the demand for, and value of, our properties;

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2015. Piedmont’s results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$656,240	$676,091
Buildings and improvements, less accumulated depreciation of $919,863 and $889,857 as of June 30, 2016 and December 31, 2015, respectively	2,780,501	2,837,463
Intangible lease assets, less accumulated amortization of $95,908 and $93,012 as of June 30, 2016 and December 31, 2015, respectively	71,794	84,663
Construction in progress	25,187	20,975
Real estate assets held for sale, net	69,766	76,614
Total real estate assets	3,603,488	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,413	7,577
Cash and cash equivalents	21,109	5,441
Tenant receivables, net of allowance for doubtful accounts of $141 and $83 as of June 30, 2016 and December 31, 2015, respectively	21,338	26,339
Straight-line rent receivables	154,627	147,393
Note receivable	—	45,400
Restricted cash and escrows	10,595	5,174
Prepaid expenses and other assets	29,731	24,777
Goodwill	180,097	180,097
Deferred lease costs, less accumulated amortization of $157,609 and $146,700 as of June 30, 2016 and December 31, 2015, respectively	261,340	288,041
Other assets held for sale, net	8,761	8,490
Total assets	$4,298,499	$4,434,535
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $11,551 and $12,779 as of June 30, 2016 and December 31, 2015, respectively	$1,508,449	$1,528,221
Secured debt, net of premiums and unamortized debt issuance costs of $1,249 and $1,319 as of June 30, 2016 and December 31, 2015, respectively	375,865	501,289
Accounts payable, accrued expenses, and accrued capital expenditures	122,387	128,465
Deferred income	24,036	27,270
Intangible lease liabilities, less accumulated amortization of $45,130 and $42,315 as of June 30, 2016 and December 31, 2015, respectively	38,970	42,853
Interest rate swaps	22,079	9,993
Total liabilities	2,091,786	2,238,091
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2016 or December 31, 2015	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2016 or December 31, 2015	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,229,642 and 145,511,644 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,452	1,455
Additional paid-in capital	3,671,475	3,669,977
Cumulative distributions in excess of earnings	(1,456,129)	(1,477,674)
Other comprehensive income/(loss)	(11,110)	1,661
Piedmont stockholders’ equity	2,205,688	2,195,419
Noncontrolling interest	1,025	1,025
Total stockholders’ equity	2,206,713	2,196,444
Total liabilities and stockholders’ equity	$4,298,499	$4,434,535
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$111,767	$117,454	$226,505	$235,261
Tenant reimbursements	23,086	28,813	45,837	60,203
Property management fee revenue	454	467	977	1,029
	135,307	146,734	273,319	296,493
Expenses:
Property operating costs	52,280	61,479	106,468	125,715
Depreciation	31,556	36,039	63,338	72,271
Amortization	17,402	14,955	35,208	29,625
Impairment loss on real estate assets	8,308	5,354	8,308	5,354
General and administrative	8,328	8,083	16,192	14,490
	117,874	125,910	229,514	247,455
Real estate operating income	17,433	20,824	43,805	49,038
Other income (expense):
Interest expense	(16,413)	(18,172)	(32,798)	(37,188)
Other income/(expense)	(41)	596	253	415
Equity in income of unconsolidated joint ventures	111	124	226	283
	(16,343)	(17,452)	(32,319)	(36,490)
Income from continuing operations	1,090	3,372	11,486	12,548
Discontinued operations:
Operating loss	(1)	(3)	(1)	(3)
Loss from discontinued operations	(1)	(3)	(1)	(3)
Gain on sale of real estate assets	78,987	26,611	78,967	36,684
Net income	80,076	29,980	90,452	49,229
Less: Net income applicable to noncontrolling interest	(4)	(4)	(8)	(8)
Net income applicable to Piedmont	$80,072	$29,976	$90,444	$49,221
Per share information – basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.55	$0.20	$0.62	$0.32
Net income applicable to common stockholders	$0.55	$0.20	$0.62	$0.32
Weighted-average common shares outstanding – basic	145,178,601	153,559,076	145,227,539	153,946,898
Weighted-average common shares outstanding – diluted	145,698,723	153,757,404	145,765,149	154,174,270
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015

Net income applicable to Piedmont		$80,072		$29,976		$90,444		$49,221
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(4,068)		16,079		(15,029)		874
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,113		1,602		2,246		3,069
Gain/(loss) on investment in available for sale securities	13		(2)		12		(2)
Other comprehensive income/(loss)		(2,942)		17,679		(12,771)		3,941
Comprehensive income applicable to Piedmont		$77,130		$47,655		$77,673		$53,162

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	154,324	$1,543	$3,666,182	$(1,365,620)	$8,301	$1,609	$2,312,015
Share repurchases as part of an announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont	—	—	—	172,990	—	—	172,990
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015	145,512	1,455	3,669,977	(1,477,674)	1,661	1,025	2,196,444
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(42)	—	—	—	(42)
Dividends to common stockholders ($0.42 per share), dividends to stockholders of subsidiary, and dividends reinvested	—	—	(106)	(60,961)	—	(8)	(61,075)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	180	2	1,646	—	—	—	1,648
Net income applicable to noncontrolling interest	—	—	—	—	—	8	8
Net income applicable to Piedmont	—	—	—	90,444	—	—	90,444
Other comprehensive loss	—	—	—	—	(12,771)	—	(12,771)
Balance, June 30, 2016	145,230	$1,452	$3,671,475	$(1,456,129)	$(11,110)	$1,025	$2,206,713

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$90,452	$49,229
Operating distributions received from unconsolidated joint ventures	389	368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,338	72,271
Amortization of debt issuance costs	842	866
Loss on settlement of forward starting interest rate swaps	—	(1,284)
Other amortization	34,912	29,890
Impairment loss on real estate assets	8,308	5,354
Stock compensation expense	5,653	4,071
Equity in income of unconsolidated joint ventures	(226)	(283)
Gain on sale of real estate assets	(78,967)	(36,684)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(8,795)	(16,447)
Decrease/(increase) in restricted cash and escrows	4,230	(266)
Increase in prepaid expenses and other assets	(4,745)	(5,071)
Decrease in accounts payable and accrued expenses	(9,785)	(9,762)
(Decrease)/increase in deferred income	(2,862)	4,235
Net cash provided by operating activities	102,744	96,487
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(10,000)	(45,185)
Capitalized expenditures, net of accruals	(54,422)	(62,587)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	(4,000)
Net sales proceeds from wholly-owned properties	201,690	87,925
Deferred lease costs paid	(6,266)	(10,678)
Net cash provided by/(used in) investing activities	131,002	(34,525)
Cash Flows from Financing Activities:
Debt issuance costs paid	(138)	(830)
Proceeds from debt	211,000	1,054,857
Repayments of debt	(357,597)	(1,012,576)
Costs of issuance of common stock	(42)	(326)
Shares withheld to pay tax obligations related to employee stock compensation	(2,283)	(1,654)
Repurchases of common stock as part of announced plan	(7,943)	(39,914)
Dividends paid and discount on dividend reinvestments	(61,075)	(64,828)
Net cash used in financing activities	(218,078)	(65,271)
Net increase/(decrease) in cash and cash equivalents	15,668	(3,309)
Cash and cash equivalents, beginning of period	5,441	12,306
Cash and cash equivalents, end of period	$21,109	$8,997

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$—	$6,345
Accrued capital expenditures and deferred lease costs	$25,146	$15,930
Accrued deferred financing costs	$—	$75

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

As of June 30, 2016, Piedmont owned 66 office properties, one redevelopment asset and two development assets, and one building through an unconsolidated joint venture. Piedmont's 66 office properties comprise 18.5 million square feet of primarily Class A commercial office space, and were 91.4% leased as of June 30, 2016. As of June 30, 2016, approximately 80% of Piedmont's Annualized Lease Revenue was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Further, Piedmont has formed special purpose entities to acquire and hold real estate. Each special purpose entity is a separate legal entity. Consequently, the assets of these special purpose entities are not available to all creditors of Piedmont. The assets owned by these special purpose entities are being reported on a consolidated basis with Piedmont’s assets for financial reporting purposes only.

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

Accounting Pronouncements Adopted during the Six Months Ended June 30, 2016

As of January 1, 2016, Piedmont early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $1.7 million related to income tax consequences for share-based compensation from cash outflows from operating activities to cash outflows from financing activities in the accompanying consolidated statements of cash flows for the six months ended June 30, 2015. Additionally, as of January 1, 2016, Piedmont also adopted Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40) “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement on a prospective basis.

Other Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective in the first quarter of 2017, and Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as ASU 2016-10 and ASU 2016-12, change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 and ASU 2016-08 are effective in the first quarter of 2018, and Piedmont is currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. The amendments in ASU 2016-01 are effective in the first quarter of 2018, and Piedmont is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change the definition of a lease, as well as the accounting for operating leases by requiring leasees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases for lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and Piedmont is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowance for losses. Additionally, the provisions change the classification of credit losses on available-for-sale securities as an allowance rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. Piedmont is currently evaluating the potential impact of adoption.

3.Debt

During the six months ended June 30, 2016, Piedmont repaid the outstanding balance of its $125.0 Million Fixed-Rate Loan and the balance outstanding on its $500 Million Unsecured 2015 Line of Credit primarily using proceeds from the sale of three properties and cash on hand. As of June 30, 2016, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of June 30, 2016.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $15.4 million and $18.3 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $34.7 million and $38.7 million for the six months ended June 30, 2016 and 2015, respectively. Piedmont capitalized interest of approximately $0.7 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.9 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2016 and December 31, 2015 (in thousands):

Facility	Collateral	Stated Rate(1)		Maturity		Amount Outstanding as of
						June 30, 2016		December 31, 2015
Secured (Fixed)
$125.0 Million Fixed-Rate Loan	Four Property Collateralized Pool	5.50%		4/1/2016		$—		$125,000
$42.5 Million Fixed-Rate Loan	Las Colinas Corporate Center I & II	5.70%		10/11/2016		42,525	(2)	42,525
$140.0 Million WDC Fixed-Rate Loans	1201 & 1225 Eye Street	5.76%		11/1/2017		140,000		140,000
$35.0 Million Fixed-Rate Loan	5 Wall Street	5.55%	(3)	9/1/2021		32,091		32,445
$160.0 Million Fixed-Rate Loan	1901 Market Street	3.48%	(4)	7/5/2022		160,000		160,000
Net premium and unamortized debt issuance costs						1,249		1,319
Subtotal/Weighted Average (5)		4.76%				375,865		501,289
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan		LIBOR + 1.125%	(6)	5/15/2018		170,000		170,000
$300 Million Unsecured 2013 Term Loan		LIBOR + 1.20%	(7)	1/31/2019		300,000		300,000
$500 Million Unsecured 2015 Line of Credit		LIBOR + 1.00%	(8)	6/18/2019	(9)	—		21,000
$300 Million Unsecured 2011 Term Loan		LIBOR + 1.15%	(10)	1/15/2020		300,000		300,000
$350 Million Senior Notes		3.40%	(11)	6/01/2023		350,000		350,000
$400 Million Senior Notes		4.45%	(12)	3/15/2024		400,000		400,000
Discounts and unamortized debt issuance costs						(11,551)		(12,779)
Subtotal/Weighted Average (5)		3.15%				1,508,449		1,528,221
Total/Weighted Average (5)		3.47%				$1,884,314		$2,029,510

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of June 30, 2016 and December 31, 2015 is interest-only.

(2)	Amount was repaid in full on July 11, 2016.

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

(5)	Weighted average is based on contractual balance of outstanding debt and interest rates in the table as of June 30, 2016.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.125% as of June 30, 2016) over the selected rate based on Piedmont’s current credit rating. The principal balance as of June 30, 2016 consisted of the 30-day LIBOR rate of 0.45% (subject to the additional spread mentioned above).

(7)
The $300 Million Unsecured 2013 Term Loan has a stated variable rate; however, Piedmont entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(8)
Piedmont may select from multiple interest rate options with each draw, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread (1.00% as of June 30, 2016) over the selected rate based on Piedmont’s current credit rating.

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
A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of June 30, 2016 and December 31, 2015 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2016	Net Carrying Amount as of December 31, 2015	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(8.5)	$(7.4)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	49.5%	1225 Eye Street	Consolidated	$9.3	$3.8
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$252.1	$251.4
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC previously had an equity participation rights agreement outstanding; however, during the six months ended June 30, 2016, Piedmont exercised its right to terminate the equity participation rights agreement related to Piedmont TownPark Land, LLC, without payment of any consideration.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of June 30, 2016, Piedmont was party to various interest rate swap agreements which fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. Piedmont continues to hold forward starting interest rate swap agreements related to the extension period of the $300 Million Unsecured 2011 Term Loan, and the maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 42 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2016 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2016 and December 31, 2015, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2016	December 31, 2015
Gross derivative assets	$—	$—
Gross derivative liabilities	22,079	9,993
Net derivative liability	$22,079	$9,993

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

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on previously settled forward swaps, that were recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amount of gain/(loss) recognized in OCI on derivative	$(4,068)	$16,079	$(15,029)	$874
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,113	$1,602	$2,246	$3,069

Piedmont estimates that approximately $5.8 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness and terminations of its cash flow hedges during the three and six months ended June 30, 2016 and 2015, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $22.5 million as of June 30, 2016. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	June 30, 2016			December 31, 2015
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$21,109	$21,109	Level 1	$5,441	$5,441	Level 1
Tenant receivables, net(1)	$21,338	$21,338	Level 1	$26,339	$26,339	Level 1
Notes receivable (1)	$—	$—	Level 1	$45,400	$45,400	Level 1
Restricted cash and escrows(1)	$10,595	$10,595	Level 1	$5,174	$5,174	Level 1
Liabilities:
Accounts payable and accrued expenses(1)	$10,934	$10,934	Level 1	$13,188	$13,188	Level 1
Interest rate swap liability	$22,079	$22,079	Level 2	$9,993	$9,993	Level 2
Debt	$1,884,314	$1,930,100	Level 2	$2,029,510	$2,039,139	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2016 and December 31, 2015; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2016 and December 31, 2015. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2016 and December 31, 2015, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7.Impairment Loss on Real Estate Assets

During the three months ended June 30, 2016, Piedmont entered into a binding contract to sell the 88.2% leased, 150 West Jefferson building located in Detroit, Michigan. As a result, the property was reclassified as held for sale as of June 30, 2016, resulting in the recognition of an impairment loss of approximately $6.0 million during the three months ended June 30, 2016. The impaired loss was calculated as the difference between the carrying value of the asset and the contracted sales price, less estimated selling costs. See Note 9 for further details of amounts classified as held-for-sale in the accompanying consolidated balance sheets related to the 150 West Jefferson building.

Subsequent to June 30, 2016, Piedmont also entered into a binding contract to sell the 9221 Corporate Drive building located in Rockville, Maryland. Although the property did not meet the requirements for held for sale classification as of June 30, 2016, as part of management's quarterly assessment of the recoverability of these assets, Piedmont, using a probability-weighted model heavily weighted towards the short-term sale of the building, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.3 million during the three months ended June 30, 2016 calculated as the difference between the carrying value of the asset as of June 30, 2016 and the anticipated contract sales price, less estimated selling costs. The sales of both the 150 West Jefferson building and the 9221 Corporate Drive building subsequently closed during July 2016.

The fair value measurements used in the evaluation of both of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Piedmont to provide funding for capital improvements. Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). As of June 30, 2016, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $37.7 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont.

Additionally, as of June 30, 2016, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $29.5 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no such reductions in reimbursement revenues related to such tenant audits/disputes during the three and six months ended June 30, 2016, and $0.1 million for the three and six months ended June 30, 2015.

Additionally, from time to time, tenants may attempt to dispute language in their lease agreements which could result in the refund of previously recognized tenant revenues, resulting in financial loss to Piedmont. During the three months ended June 30, 2016, Piedmont filed suit against one such tenant. While Piedmont believes it will ultimately prevail in this matter, due to the uncertainties inherent in any litigation, Piedmont has determined that the risk of financial loss is reasonably possible. As of June 30, 2016, the range of reasonably possible loss, net of reserves, is estimated to be $0 to $1.8 million.

9.Property Dispositions, Assets Held for Sale, and Discontinued Operations

Properties sold during the six months ended June 30, 2016 and 2015 did not meet the criteria to be reported as discontinued operations. The operational results for these properties prior to their sale dates are presented as continuing operations in the accompanying consolidated statements of income, and the gain on sale is presented separately on the face of the income statement. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain on Sale	Net Sales Proceeds
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$10,073	$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$7,959	$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$5,297	$24,223
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$13,711	$50,372	(1)
1055 East Colorado	Pasadena, California	April 21, 2016	$31,502	$60,077
Fairway Center II	Brea, California	April 28, 2016	$15,469	$33,063
1901 Main Street	Irvine, California	May 2, 2016	$32,016	$63,150	(2)

(1)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for $45.4 million. During the six months ended June 30, 2016, the note receivable was repaid in full and such proceeds are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

(2)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for $33.0 million; however, the note receivable was repaid in full by June 30, 2016. As such, the full proceeds from the sale of the property are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

Assets Held for Sale

During the three months ended June 30, 2016, Piedmont reclassified the 150 West Jefferson building from real estate assets held for use to real estate assets held for sale as a result of entering into a binding agreement to sell the property. As such, assets held for sale as of June 30, 2016 and December 31, 2015 include the 150 West Jefferson building, and are presented below (in thousands):

	June 30, 2016	December 31, 2015
Real estate assets held for sale, net:
Land	$9,759	$9,759
Building and improvements, less accumulated depreciation of $33,336 and $32,162 as of June 30, 2016 and December 31, 2015, respectively	59,998	66,840
Construction in progress	9	15
Total real estate assets held for sale, net	$69,766	$76,614

Other assets held for sale, net:
Straight-line rent receivables	$5,109	$4,729
Prepaid expenses and other assets	36	66
Deferred lease costs, less accumulated amortization of $1,429 and $1,162 as of June 30, 2016 and December 31, 2015, respectively	3,616	3,695
Total other assets held for sale, net	$8,761	$8,490

Details comprising loss from discontinued operations activity on 1441 West Long Lake Road, 11109 Sunset Hills Road, and 1200 Enclave Parkway for the three and six months ended ended June 30, 2016 and 2015 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Tenant reimbursements	$—	$(3)	$—	$(3)
	—	(3)	—	(3)
Expenses:
Property operating costs	—	(1)	—	(1)
General and administrative	1	1	1	1
	1	—	1	—

Operating loss	(1)	(3)	(1)	(3)
Loss from discontinued operations	$(1)	$(3)	$(1)	$(3)

10.Stock Based Compensation
From time to time, Piedmont has granted equity awards to all of its employees and independent directors. The deferred stock awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest on the award anniversary date ratably over a multi-year period. Piedmont also has a multi-year performance share program for certain of its employees whereby equity awards may be earned based on the relative performance of Piedmont's total stockholder return ("TSR") as compared with a predetermined peer group's total stockholder return over the same multi-year period. Shares, if earned, are not awarded until after the end of the multi-year performance period and vest upon award. Shares granted to independent directors generally vest over a one-year service period.

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards as of December 31, 2015	959,446	$18.67
Deferred Stock Awards Granted	319,083	$19.96
Increase in Estimated Potential Future Performance Share Awards	222,080	$22.64
Performance Stock Awards Vested	(53,287)	$18.91
Deferred Stock Awards Vested	(250,323)	$18.61
Deferred Stock Awards Forfeited	(1,002)	$19.04
Unvested Stock Awards as of June 30, 2016	1,195,997	$19.75

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2016 and 2015, respectively (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted-Average Grant Date Fair Value of Shares Granted During the Period (per share)	$19.96	$17.59	$19.96	$17.59
Total Grant Date Fair Value of Shares Vested During the Period	$4,319	$3,727	$4,659	$4,073
Share-based Liability Awards Paid During the Period(1)	$—	$—	$1,127	$—

(1)	Amount reflects the issuance of performance share awards related to the 2013-15 Performance Share Plan during the period.

A detail of Piedmont’s outstanding stock awards as of June 30, 2016 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2016
January 3, 2014	Deferred Stock Award	87,706	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	62,004
May 9, 2014	Deferred Stock Award	145,436	$18.46	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	48,205
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Shares awarded, if any, will vest immediately upon determination of award in 2017.	227,074	(2)
May 1, 2015	Deferred Stock Award	244,283	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	143,652
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	329,921	(2)
May 12, 2016	Deferred Stock Award-Board of Directors	31,368	$20.40	Of the shares granted, 100% will vest on May 12, 2017.	31,368
May 24, 2016	Deferred Stock Award	260,335	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	214,916
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	138,857	(2)
Total					1,195,997

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2016.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2016. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended June 30, 2016 and 2015, Piedmont recognized approximately $3.2 million and $3.2 million of compensation expense related to stock awards, of which $1.7 million and $1.5 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2016 and 2015, Piedmont recognized approximately $5.7 million and $4.1 million of compensation expense related to stock awards, of which $4.2 million and $2.3 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2016, a net total of 179,498 shares were issued to employees. As of June 30, 2016, approximately $6.5 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

11.Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted-average common shares – basic	145,179	153,559	145,228	153,947
Plus incremental weighted-average shares from time-vested conversions:
Deferred and performance stock awards	520	198	537	227
Weighted-average common shares – diluted (1)	145,699	153,757	145,765	154,174

(1)	Due to repurchases of common stock during the current year, Piedmont has 145,229,642 shares of common stock outstanding as of June 30, 2016.

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

Condensed Consolidated Balance Sheets
As of June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$48,213	$—	$608,027	$—	$656,240
Buildings and improvements, less accumulated depreciation	242,179	—	2,538,622	(300)	2,780,501
Intangible lease assets, less accumulated amortization	997	—	70,797	—	71,794
Construction in progress	387	—	24,800	—	25,187
Real estate assets held for sale, net	69,766	—	—	—	69,766
Total real estate assets	361,542	—	3,242,246	(300)	3,603,488
Investments in and amounts due from unconsolidated joint ventures	7,413	—	—	—	7,413
Cash and cash equivalents	16,270	150	4,689	—	21,109
Tenant and straight-line rent receivables, net	20,448	—	155,517	—	175,965
Advances to affiliates	6,115,364	1,283,243	—	(7,398,607)	—
Investment in subsidiary	—	3,691,562	184	(3,691,746)	—
Notes receivable	89,350	—	14,289	(103,639)	—
Prepaid expenses, restricted cash, escrows, and other assets	17,069	75	24,839	(1,657)	40,326
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	18,115	—	243,225	—	261,340
Other assets held for sale, net	8,761	—	—	—	8,761
Total assets	$6,834,429	$4,975,030	$3,684,989	$(11,195,949)	$4,298,499
Liabilities:
Debt, net	$1,522,642	$—	$465,311	$(103,639)	$1,884,314
Accounts payable, accrued expenses, and accrued capital expenditures	17,525	573	105,946	(1,657)	122,387
Advances from affiliates	641,314	5,071,390	1,775,933	(7,488,637)	—
Deferred income	4,077	—	19,959	—	24,036
Intangible lease liabilities, net	—	—	38,970	—	38,970
Interest rate swaps	22,079	—	—	—	22,079
Total liabilities	2,207,637	5,071,963	2,406,119	(7,593,933)	2,091,786
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,687,562	3,674,348	1,311	(3,691,746)	3,671,475
Retained/(cumulative distributions in excess of) earnings	950,340	(3,772,733)	1,276,534	89,730	(1,456,129)
Other comprehensive loss	(11,110)	—	—	—	(11,110)
Piedmont stockholders’ equity	4,626,792	(96,933)	1,277,845	(3,602,016)	2,205,688
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,626,792	(96,933)	1,278,870	(3,602,016)	2,206,713
Total liabilities and stockholders’ equity	$6,834,429	$4,975,030	$3,684,989	$(11,195,949)	$4,298,499

Condensed Consolidated Balance Sheets
As of December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$54,459	$—	$621,632	$—	$676,091
Buildings and improvements, less accumulated depreciation	270,057	—	2,567,706	(300)	2,837,463
Intangible lease assets, less accumulated amortization	1,268	—	83,395	—	84,663
Construction in progress	240	—	20,735	—	20,975
Real estate assets held for sale, net	76,614	—	—	—	76,614
Total real estate assets	402,638	—	3,293,468	(300)	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,577	—	—	—	7,577
Cash and cash equivalents	2,174	150	3,117	—	5,441
Tenant and straight-line rent receivables, net	23,738	—	149,994	—	173,732
Advances to affiliates	6,073,606	1,251,530	—	(7,325,136)	—
Investment in subsidiary	—	3,752,523	186	(3,752,709)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	7,091	—	24,118	(1,258)	29,951
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	20,939	—	267,102	—	288,041
Other assets held for sale, net	8,490	—	—	—	8,490
Total assets	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535
Liabilities:
Debt, net	$1,552,007	$—	$590,743	$(113,240)	$2,029,510
Accounts payable, accrued expenses, and accrued capital expenditures	18,954	580	110,189	(1,258)	128,465
Advances from affiliates	580,526	5,033,266	1,788,840	(7,402,632)	—
Deferred income	5,905	—	21,365	—	27,270
Intangible lease liabilities, net	—	—	42,853	—	42,853
Interest rate swaps	9,993	—	—	—	9,993
Total liabilities	2,167,385	5,033,846	2,553,990	(7,517,130)	2,238,091
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,748,524	3,672,849	1,314	(3,752,710)	3,669,977
Retained/(cumulative distributions in excess of) earnings	943,530	(3,703,947)	1,205,546	77,197	(1,477,674)
Other comprehensive loss	1,661	—	—	—	1,661
Piedmont stockholders’ equity	4,693,715	(29,643)	1,206,860	(3,675,513)	2,195,419
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,693,715	(29,643)	1,207,885	(3,675,513)	2,196,444
Total liabilities and stockholders’ equity	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535

Condensed Consolidated Statements of Income
For the three months ended June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$14,661	$—	$97,860	$(754)	$111,767
Tenant reimbursements	3,753	—	19,409	(76)	23,086
Property management fee revenue	—	—	4,178	(3,724)	454
	18,414	—	121,447	(4,554)	135,307
Expenses:
Property operating costs	8,307	—	48,568	(4,595)	52,280
Depreciation	4,476	—	27,080	—	31,556
Amortization	941	—	16,461	—	17,402
Impairment loss on real estate assets	5,972	—	2,336	—	8,308
General and administrative	8,119	92	10,213	(10,096)	8,328
	27,815	92	104,658	(14,691)	117,874
Real estate operating income/(loss)	(9,401)	(92)	16,789	10,137	17,433
Other income (expense):
Interest expense	(12,170)	—	(6,666)	2,423	(16,413)
Other income/(expense)	1,735	282	365	(2,423)	(41)
Equity in income of unconsolidated joint ventures	111	—	—	—	111
	(10,324)	282	(6,301)	—	(16,343)
Income/(loss) from continuing operations	(19,725)	190	10,488	10,137	1,090
Discontinued operations:
Operating loss	—	—	(1)	—	(1)
Loss from discontinued operations	—	—	(1)	—	(1)
Gain on sale of real estate assets	32,017	—	46,970	—	78,987
Net income	12,292	190	57,457	10,137	80,076
Less: Net income applicable to noncontrolling interest	—	—	(4)	—	(4)
Net income applicable to Piedmont	$12,292	$190	$57,453	$10,137	$80,072

Condensed Consolidated Statements of Income
For the three months ended June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$17,046	$—	$101,137	$(729)	$117,454
Tenant reimbursements	3,557	—	25,427	(171)	28,813
Property management fee revenue	—	—	4,501	(4,034)	467
	20,603	—	131,065	(4,934)	146,734
Expenses:
Property operating costs	9,550	—	57,046	(5,117)	61,479
Depreciation	5,159	—	30,880	—	36,039
Amortization	1,096	—	13,859	—	14,955
Impairment loss on real estate assets	5,354	—	—	—	5,354
General and administrative	7,904	84	9,263	(9,168)	8,083
	29,063	84	111,048	(14,285)	125,910
Real estate operating income/(loss)	(8,460)	(84)	20,017	9,351	20,824
Other income (expense):
Interest expense	(13,441)	—	(7,769)	3,038	(18,172)
Other income/(expense)	3,392	—	242	(3,038)	596
Equity in income of unconsolidated joint ventures	124	—	—	—	124
	(9,925)	—	(7,527)	—	(17,452)
Income/(loss) from continuing operations	(18,385)	(84)	12,490	9,351	3,372
Discontinued operations:
Operating loss	(2)	—	(1)	—	(3)
Loss from discontinued operations	(2)	—	(1)	—	(3)
Gain on sale of real estate assets	26,611	—	—	—	26,611
Net income/(loss)	8,224	(84)	12,489	9,351	29,980
Less: Net income applicable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) applicable to Piedmont	$8,224	$(84)	$12,485	$9,351	$29,976

Condensed Consolidated Statements of Income
For the six months ended June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$30,127	$—	$197,896	$(1,518)	$226,505
Tenant reimbursements	7,026	—	38,980	(169)	45,837
Property management fee revenue	—	—	8,495	(7,518)	977
	37,153	—	245,371	(9,205)	273,319
Expenses:
Property operating costs	16,659	—	99,083	(9,274)	106,468
Depreciation	9,376	—	53,962	—	63,338
Amortization	1,991	—	33,217	—	35,208
Impairment loss on real estate assets	5,972	—	2,336	—	8,308
General and administrative	15,718	168	19,864	(19,558)	16,192
	49,716	168	208,462	(28,832)	229,514
Real estate operating income/(loss)	(12,563)	(168)	36,909	19,627	43,805
Other income (expense):
Interest expense	(24,360)	—	(13,404)	4,966	(32,798)
Other income/(expense)	4,400	282	537	(4,966)	253
Equity in income of unconsolidated joint ventures	226	—	—	—	226
	(19,734)	282	(12,867)	—	(32,319)
Income/(loss) from continuing operations	(32,297)	114	24,042	19,627	11,486
Discontinued operations:
Operating loss	—	—	(1)	—	(1)
Loss from discontinued operations	—	—	(1)	—	(1)
Gain on sale of real estate assets	32,012	—	46,955	—	78,967
Net income/(loss)	(285)	114	70,996	19,627	90,452
Less: Net income applicable to noncontrolling interest	—	—	(8)	—	(8)
Net income/(loss) applicable to Piedmont	$(285)	$114	$70,988	$19,627	$90,444

Condensed Consolidated Statements of Income
For the six months ended June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$35,983	$—	$200,714	$(1,436)	$235,261
Tenant reimbursements	7,802	—	52,700	(299)	60,203
Property management fee revenue	—	—	8,940	(7,911)	1,029
	43,785	—	262,354	(9,646)	296,493
Expenses:
Property operating costs	20,211	—	115,541	(10,037)	125,715
Depreciation	10,961	—	61,310	—	72,271
Amortization	2,350	—	27,275	—	29,625
Impairment loss of real estate assets	5,354	—	—	—	5,354
General and administrative	14,104	195	16,988	(16,797)	14,490
	52,980	195	221,114	(26,834)	247,455
Real estate operating income/(loss)	(9,195)	(195)	41,240	17,188	49,038
Other income (expense):
Interest expense	(26,630)	—	(16,717)	6,159	(37,188)
Other income/(expense)	6,159	—	415	(6,159)	415
Equity in income of unconsolidated joint ventures	283	—	—	—	283
	(20,188)	—	(16,302)	—	(36,490)
Income/(loss) from continuing operations	(29,383)	(195)	24,938	17,188	12,548
Discontinued operations:
Operating loss	(2)	—	(1)	—	(3)
Loss from discontinued operations	(2)	—	(1)	—	(3)
Gain on sale of real estate assets	36,684	—	—	—	36,684
Net income/(loss)	7,299	(195)	24,937	17,188	49,229
Less: Net income applicable to noncontrolling interest	—	—	(8)	—	(8)
Net income/(loss) applicable to Piedmont	$7,299	$(195)	$24,929	$17,188	$49,221

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(14,105)	$3,075	$94,146	$19,628	$102,744

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(13,062)	—	(51,360)	—	(64,422)
Intercompany note receivable	—	—	9,600	(9,600)	—
Net sales proceeds from wholly-owned properties	108,550	—	93,140	—	201,690
Deferred lease costs paid	(1,712)	—	(4,554)	—	(6,266)
Net cash provided by/(used in) investing activities	93,776	—	46,826	(9,600)	131,002
Cash Flows from Financing Activities:
Debt issuance costs paid	(138)	—	—	—	(138)
Proceeds from debt	211,000	—	—	—	211,000
Repayments of debt	(232,000)	—	(125,597)	—	(357,597)
Intercompany note payable	(9,600)	—	—	9,600	—
Costs of issuance of common stock	—	(42)	—	—	(42)
Shares withheld to pay tax obligations related to employee stock compensation	—	(2,283)	—	—	(2,283)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(34,837)	68,259	(13,794)	(19,628)	—
Dividends paid and discount on dividend reinvestments	—	(61,066)	(9)	—	(61,075)
Net cash provided by/(used in) financing activities	(65,575)	(3,075)	(139,400)	(10,028)	(218,078)
Net decrease in cash and cash equivalents	14,096	—	1,572	—	15,668
Cash and cash equivalents, beginning of period	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of period	$16,270	$150	$4,689	$—	$21,109

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(15,322)	$2,869	$91,753	$17,187	$96,487

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(10,269)	—	(97,503)	—	(107,772)
Intercompany note receivable	72,000	—	—	(72,000)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	87,925	—	—	—	87,925
Deferred lease costs paid	(2,027)	—	(8,651)	—	(10,678)
Net cash provided by/(used in) investing activities	147,629	—	(110,154)	(72,000)	(34,525)
Cash Flows from Financing Activities:
Debt issuance costs paid	(423)	—	(407)	—	(830)
Proceeds from debt	895,578	—	159,279	—	1,054,857
Repayments of debt	(907,000)	—	(177,576)	72,000	(1,012,576)
Costs of issuance of common stock	—	(326)	—	—	(326)
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,654)	—	—	(1,654)
Repurchases of common stock as part of announced plan	—	(39,914)	—	—	(39,914)
(Distributions to)/repayments from affiliates	(122,441)	102,205	37,423	(17,187)	—
Dividends paid and discount on dividend reinvestments	—	(64,820)	(8)	—	(64,828)
Net cash provided/(used in) by financing activities	(134,286)	(4,509)	18,711	54,813	(65,271)
Net increase/(decrease) in cash and cash equivalents	(1,979)	(1,640)	310	—	(3,309)
Cash and cash equivalents, beginning of period	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of period	$6,164	$150	$2,683	$—	$8,997

13.Subsequent Events

Third Quarter Dividend Declaration

On August 2, 2016, the board of directors of Piedmont declared dividends for the third quarter 2016 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 26, 2016. Such dividends are to be paid on September 16, 2016.

Acquisitions

On August 1, 2016, Piedmont acquired a 99% interest in the entity that owns CNL Tower I and II, two trophy office buildings located in Orlando, Florida's central business district, for $166.7 million.

Dispositions

On July 27, 2016, Piedmont sold the 9221 Corporate Boulevard building, an approximately 115,000 square foot, vacant office building, for $12.7 million ($110 per square foot).

On July 29, 2016, Piedmont sold 150 West Jefferson, an approximately 490,000 square foot office building and 88.2% leased, for $81.5 million ($166 per square foot).

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. During the three months ended June 30, 2016, we continued our ongoing portfolio refinement strategy by disposing of three non-strategic assets and, subsequent to quarter end, disposing of two additional non-strategic assets. The net sales proceeds from all of those dispositions were applied to the outstanding balance on our $500 Million Unsecured 2015 Line of Credit, and as of the filing date, we currently have $400 million of capacity. From time to time, we may also seek additional secured or unsecured borrowings from third-party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2016 and 2015 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015

Capital expenditures for development	$7,782	$20,434
Capital expenditures for redevelopment/renovations	5,030	10,728
Other capital expenditures, including tenant improvements	41,610	31,425
Total capital expenditures(1)	$54,422	$62,587

(1)
Of the total amounts paid, approximately $3.0 million and $2.8 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2016 and 2015, respectively.

"Capital expenditures for development" relate to development projects. During the six months ended June 30, 2016, our only active development project was 500 TownPark, a new 135,000 square foot, 80% pre-leased, four-story office building which is being constructed adjacent to our existing 400 TownPark building in Lake Mary, Florida. Total additional project costs on the 500 TownPark project are anticipated to be between $20-$22 million, inclusive of leasing costs. The project is expected to be completed early in 2017. During the six months ended June 30, 2015, our only active development project was Enclave Place, our now-complete, 300,000 square foot, 11-story office tower in Houston, Texas.

"Capital expenditures for redevelopment/renovations" during both the six months ended June 30, 2016 and 2015 related to a recently completed redevelopment project to convert our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”) and (ii) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $37.7 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with new and existing leases totaled approximately $29.5 million as of June 30, 2016.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently requires us to lease large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during six months ended June 30, 2016, we committed to spend approximately $3.02 and $1.26 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the six months ended June 30, 2015, we committed to spend approximately $3.78 and $1.75 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. For example, we recently acquired a 99% interest in the entity that owns CNL Tower I and II, two trophy office buildings located in Orlando, Florida's central business district, for a net purchase price of $166.7 million. Further, our Board of Directors has authorized a $200 million stock repurchase program, of which approximately $70.2 million of authorized capacity remains, pursuant to which we may use capital resources to purchase our common stock when we believe the stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be. Finally, after the pay-off of the $42.5 Million Fixed-Rate Loan on July 11, 2016, we have no debt maturing for the remainder of 2016; however, on a longer term basis, we expect to use capital to repay debt when obligations become due.

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

Results of Operations

Overview

Our net income per share on a fully diluted basis increased from $0.20 per diluted share for the three months ended June 30, 2015, to $0.55 per diluted share for the three months ended June 30, 2016. The increase was primarily due to approximately $79.0 million, or $0.54 per diluted share, in gains on sales of real estate assets recognized during the current period as compared with $26.6 million, or $0.17 per diluted share, of such gains in the prior period.

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2016%		June 30, 2015%		Variance
Revenue:
Rental income	$111.8		$117.5		$(5.7)
Tenant reimbursements	23.1		28.8		(5.7)
Property management fee revenue	0.4		0.4		—
Total revenues	135.3	100%	146.7	100%	(11.4)
Expense:
Property operating costs	52.3	39%	61.4	42%	(9.1)
Depreciation	31.6	23%	36.0	25%	(4.4)
Amortization	17.4	13%	15.0	10%	2.4
Impairment loss on real estate assets	8.3	6%	5.4	4%	2.9
General and administrative	8.3	6%	8.1	5%	0.2
Real estate operating income	17.4	13%	20.8	14%	(3.4)
Other income (expense):
Interest expense	(16.4)	12%	(18.1)	12%	1.7
Other income/(expense)	—	—%	0.6	—%	(0.6)
Equity in income of unconsolidated joint ventures	0.1	—%	0.1	—%	—
Income from continuing operations	$1.1	1%	$3.4	2%	$(2.3)
Gain on sale of real estate assets	$79.0		$26.6		$52.4

Revenue

Rental income decreased approximately $5.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year, primarily due to net disposition activity during 2015 and through June 30, 2016, which included the sale of our largest asset, the Aon Center in Chicago, Illinois, representing over 10% of our portfolio's total square feet. This net disposition activity contributed approximately $8.7 million to the quarterly variance; however, new leases commencing during 2015 and first quarter 2016 across our portfolio provided additional revenue which offset this unfavorable variance.

Tenant reimbursements decreased approximately $5.7 million for the three months ended June 30, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net disposition activity during 2015 and thus far in 2016, contributing approximately $6.5 million to the variance. This decrease in reimbursement income was partially offset by the expiration of operating expense abatements for certain of tenants coupled with an increase in occupancy.

Expense

Property operating costs decreased approximately $9.1 million for the three months ended June 30, 2016 compared to the same period in the prior year, primarily due to net disposition activity during 2015 and 2016, which accounted for approximately $8.8 million of the variance. In addition, favorable property tax adjustments and refunds at certain properties in our existing portfolio during the current period contributed to the decrease.

Depreciation expense decreased approximately $4.4 million for the three months ended June 30, 2016 compared to the same period in the prior year. The decrease is primarily attributable to net disposition activity during 2015 and thus far in 2016, which contributed approximately $6.3 million to the variance, offset by depreciation of additional tenant and building improvements placed in to service subsequent to April 1, 2015.

Amortization expense increased approximately $2.4 million for the three months ended June 30, 2016 compared to the same period in the prior year. Of the total variance, approximately $4.6 million of expense was due to increased amortization of intangible lease assets recognized as part of acquiring new properties during 2015. This increase was partially offset by decreased amortization expense as a result of dispositions, primarily at our Aon Center building, of approximately $1.2 million. Additionally, certain lease intangible assets at our existing properties became fully amortized subsequent to April 1, 2015, further offsetting the increase.

During the quarter ended June 30, 2016, we recognized impairment charges related to our 150 West Jefferson building in Detroit, Michigan, and our 9221 Corporate Boulevard building in Rockville, Maryland, totaling approximately $8.3 million (see Note 7).

During the three months ended June 30, 2015, we recognized an impairment charge of $5.4 million related to the sale of Eastpoint I and II in Mayfield Heights, Ohio.

General and administrative expenses increased approximately $0.2 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to higher compensation costs including increased accruals for potential performance-based stock compensation during the second quarter of 2016 as compared to the second quarter of 2015.

Other Income (Expense)

Interest expense decreased approximately $1.7 million for the three months ended June 30, 2016 as compared to the same period in the prior year, primarily as a result of a net decrease in our average debt outstanding as we used a portion of the proceeds from our disposition activity in both 2015 and 2016 to pay down secured debt and borrowings under our line of credit.

We recognized a decrease of approximately $0.6 million in other income/(expense) for the three months ended June 30, 2016 as compared to the same period in the prior year. The variance is primarily attributable to interest income recognized on a note receivable extended to the purchaser of our Copper Ridge building in Lyndhurst, New Jersey during 2015, which was repaid in full in February 2016.

Comparison of the accompanying consolidated statements of income for the six months ended June 30, 2016 versus the six months ended June 30, 2015

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2016%		June 30, 2015%		Variance
Revenue:
Rental income	$226.5		$235.3		$(8.8)
Tenant reimbursements	45.8		60.2		(14.4)
Property management fee revenue	1.0		1.0		—
Total revenues	273.3	100%	296.5	100%	(23.2)
Expense:
Property operating costs	106.5	39%	125.7	42%	(19.2)
Depreciation	63.3	23%	72.3	24%	(9.0)
Amortization	35.2	13%	29.6	10%	5.6
Impairment loss on real estate assets	8.3	3%	5.4	2%	2.9
General and administrative	16.2	6%	14.5	5%	1.7
Real estate operating income	43.8	16%	49.0	17%	(5.2)
Other income (expense):
Interest expense	(32.8)	12%	(37.2)	13%	4.4
Other income/(expense)	0.3	—%	0.4	—%	(0.1)
Equity in income of unconsolidated joint ventures	0.2	—%	0.3	—%	(0.1)
Income from continuing operations	$11.5	4%	$12.5	4%	$(1.0)
Gain on sale of real estate assets	$79.0		$36.7		$42.3

Revenue

Rental income decreased approximately $8.8 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to net disposition activity during 2015 and through June 30, 2016, which included the sale of our largest asset, the Aon Center, representing over 10% of our portfolio's total square feet. The net disposition activity contributed approximately $17.3 million to the variance for the six month period; however, new leases commencing during 2015 and 2016 across our portfolio provided additional revenue which offsets this unfavorable variance.

Tenant reimbursements decreased approximately $14.4 million for the six months ended June 30, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net disposition activity during 2015 and thus far in 2016, which contributed approximately $14.0 million to the variance. Reimbursement income was further impacted by a decrease in recoverable operating expenses across our portfolio of assets due to a milder winter in the first quarter of 2016 as compared to the first quarter of 2015.

Expense

Property operating costs decreased approximately $19.2 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily due to net disposition activity during 2015 and thus far in 2016, which accounted for approximately $18.5 million of the variance. In addition, recoverable ice and snow removal costs at several of our properties in the Boston and New York area were approximately $0.9 million lower in 2016 due to an unusually harsh winter in the first quarter of 2015.

Depreciation expense decreased approximately $9.0 million for the six months ended June 30, 2016 compared to the same period in the prior year. Approximately $12.6 million of the variance was attributable to net disposition activity during 2015 and thus far in 2016, offset by depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2015.

Amortization expense increased approximately $5.6 million for the six months ended June 30, 2016 as compared to the same period in the prior year. Of the total variance, approximately $9.5 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2015. This increase was partially offset by decreased amortization of intangible assets as a result of disposing of twelve properties during 2015 and thus far in 2016, as well as certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2015.

During the six months ended June 30, 2016, we recognized impairment charges related to our 150 West Jefferson and our 9221 Corporate Boulevard buildings totaling approximately $8.3 million (see Note 7). During the six months ended June 30, 2015, we recognized an impairment charge of $5.4 million related to the sale of Eastpoint I and II.

General and administrative expenses increased approximately $1.7 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to increased accruals for potential performance-based stock compensation due to our total stockholder return improving when compared to our predetermined peer group's average total stockholder return.

Other Income (Expense)

Interest expense decreased approximately $4.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year, primarily as a result of a net decrease in our average debt outstanding as we used a portion of the proceeds from our disposition activity in both 2015 and through June 30, 2016 to pay down secured debt and borrowings under our line of credit.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of property and impairment charges (including our proportionate share of any impairment charges and/or gains or losses from sales of property related to investments in unconsolidated joint ventures), plus depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt, acquisition-related costs, and any significant non-recurring items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to that of other REITs.

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and acquisition-related costs and adding back non-cash items including non-real estate depreciation, straight lined rents and fair value lease revenue, non-cash components of interest expense and compensation expense, and by making similar adjustments for unconsolidated partnerships and joint ventures. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to that of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2016	Per Share(1)	June 30, 2015	Per Share(1)	June 30, 2016	Per Share(1)	June 30, 2015	Per Share(1)
GAAP net income applicable to common stock	$80,072	$0.55	$29,976	$0.20	$90,444	$0.62	$49,221	$0.32
Depreciation of real estate assets(2)	31,442	0.21	35,935	0.23	63,081	0.43	72,032	0.47
Amortization of lease-related costs(2)	17,418	0.12	14,971	0.10	35,240	0.24	29,657	0.19
Impairment loss on real estate assets	8,308	0.06	5,354	0.03	8,308	0.06	5,354	0.03
Gain on sale - wholly-owned properties, net	(78,987)	(0.54)	(26,611)	(0.17)	(78,967)	(0.54)	(36,684)	(0.23)
NAREIT Funds From Operations applicable to common stock	$58,253	$0.40	$59,625	$0.39	$118,106	$0.81	$119,580	$0.78
Adjustments:
Acquisition costs	5	—	3	—	17	—	147	—
Loss on settlement of swaps	—	—	132	—	—	—	132	—
Core Funds From Operations applicable to common stock	$58,258	$0.40	$59,760	$0.39	$118,123	$0.81	$119,859	$0.78
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on debt	643	—	608	—	1,290	0.01	1,259	0.01
Depreciation of non real estate assets	175	—	165	—	379	—	361	—
Straight-line effects of lease revenue (2)	(3,127)	(0.02)	(3,745)	(0.02)	(10,975)	(0.07)	(8,255)	(0.06)
Stock-based and other non-cash compensation	1,477	0.01	1,692	0.01	3,405	0.02	2,417	0.02
Net effect of amortization of above and below-market in-place lease intangibles	(1,290)	(0.01)	(1,102)	(0.01)	(2,528)	(0.02)	(2,224)	(0.02)
Acquisition costs	(5)	—	(3)	—	(17)	—	(147)	—
Non-incremental capital expenditures (3)	(6,455)	(0.04)	(11,641)	(0.07)	(16,451)	(0.11)	(21,928)	(0.14)
Adjusted Funds From Operations applicable to common stock	$49,676	$0.34	$45,734	$0.30	$93,226	$0.64	$91,342	$0.59
Weighted-average shares outstanding – diluted	145,699		153,757		145,765		154,174

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

(3)
Piedmont defines non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the marketability of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure.

Property and Same Store Net Operating Income (Cash Basis)

Property Net Operating Income on a cash basis ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we adjust for general and administrative expense, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. Since we present this measure on a cash basis, the effects of straight lined rents and fair value lease revenue are also eliminated. Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

Since Property NOI is a metric based on the entire portfolio, it can be affected by the size and number of properties in our portfolio at any time. Due to peaking property values in 2015 and early 2016, we took advantage of a favorable opportunity to dispose of non-strategic assets, and/or assets which had maximized their value. In accordance with our announced strategy to focus on select sub-markets within our strategic office markets, we have disposed of twelve assets, since January 1, 2015, including the sale of Aon Center. Aon Center was the largest individual asset within our portfolio prior to the sale, representing over 10% of the portfolio on a square footage basis. This strategy, we believe, will provide growth on a Same Store Net Operating Income on a cash basis ("Same Store NOI") per share and FFO per share basis, as well as improve the overall quality of our portfolio; however, as a result of this net disposition activity, our Property NOI declined for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year.

We calculate Same Store NOI as Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI also excludes amounts attributable to unconsolidated joint venture assets. Same Store NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI and Same Store NOI for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income applicable to Piedmont (GAAP basis)	$80,072	$29,976	$90,444	$49,221

Net income applicable to noncontrolling interest	4	4	8	8
Interest expense	16,413	18,172	32,798	37,188
Depreciation (1)	31,616	36,100	63,459	72,393
Amortization (1)	17,418	14,971	35,240	29,657
Acquisition costs	5	3	17	147
Impairment loss on real estate assets (1)	8,308	5,354	8,308	5,354
Gain on sale of properties (1)	(78,987)	(26,611)	(78,967)	(36,684)
General & administrative expenses(1)	8,364	8,102	16,232	14,518
Management fee revenue	(224)	(232)	(515)	(562)
Other (income)/expense(1)	543	(599)	236	(562)
Straight line rent effects of lease revenue(1)	(3,127)	(3,745)	(10,975)	(8,255)
Amortization of lease-related intangibles(1)	(1,290)	(1,102)	(2,528)	(2,224)

Property NOI (cash basis)	$79,115	$80,393	$153,757	$160,199

Net operating loss/(income) from:
Acquisitions(2)	(5,437)	(667)	(10,652)	(1,179)
Dispositions(3)	(985)	(11,293)	(2,970)	(23,753)
Other investments(4)	(9)	(248)	(135)	(518)

Same Store NOI (cash basis)	$72,684	$68,185	$140,000	$134,749

Change period over period in Same Store NOI (cash basis)	6.6%	N/A	3.9%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015; 80 Central Street in Boxborough, Massachusetts, purchased on July 24, 2015; SunTrust Center in Orlando, Florida, purchased on November 4, 2015; Galleria 300 in Atlanta, Georgia, purchased on November 4, 2015; and Glenridge Highlands One in Atlanta, Georgia, purchased on November 24, 2015.

(3)
Dispositions consist of 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015; 5601 Headquarters Drive in Plano, Texas, sold on April 28, 2015; River Corporate Center in Tempe, Arizona, sold on April 29, 2015; Copper Ridge Center in Lyndhurst, New Jersey, sold on May 1, 2015; Eastpoint I and II in Mayfield Heights, Ohio, sold on July 28, 2015; 3750 Brookside Parkway in Alpharetta, Georgia, sold on August 10, 2015; Chandler Forum in Chandler, Arizona, sold on September 1, 2015; Aon Center in Chicago, Illinois, sold on October 29, 2015; 2 Gatehall Drive in Parsippany, New Jersey, sold on December 21, 2015; 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; and 1901 Main Street in Irvine, California, sold on May 2, 2016.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and redevelopment and development projects.

Overview

Our portfolio is a national portfolio located in several geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 23,000 square feet with 6.9 years of lease term remaining as of June 30, 2016. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, two properties under development, and one redevelopment property, our current in-service portfolio of 66 properties was 91.4% leased as of June 30, 2016, down slightly from 91.5% leased as of December 31, 2015. As of June 30, 2016, scheduled lease expirations for the portfolio as a whole for the remainder of 2016 and 2017 are very low, representing 2.1% and 6.9%, respectively, of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on continuing to increase our leased percentage by leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store NOI comparisons for our current in-service portfolio once any associated abatement periods expire.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of June 30, 2016, we had approximately 0.6 million square feet of executed leases related to vacant space that had not yet commenced and approximately 0.9 million square feet of commenced leases that were still in some form of abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a market by market basis; however, a large portion of our portfolio has been re-leased over the last several years and as a result several significant leases either commenced, or their abatement period expired, during the three or six months ended June 30, 2016 resulting in Same Store NOI growth of 6.6% and 3.9%, respectively, when compared to the same periods in the prior year. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of rent roll ups and roll downs, however, depending on the leasing activity in individual geographic markets during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2016, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we hold an investment is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We are not aware of any events or circumstances that would indicate an impairment of our carrying value of goodwill as of June 30, 2016.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of June 30, 2016 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

Stock-based Compensation

We have issued stock-based compensation in the form of restricted stock to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. Further, we early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $1.7 million related to income tax consequences for share-based compensation from cash outflows from operating activities to cash outflows from financing activities in our accompanying consolidated statements of cash flows for the six months ended June 30, 2015. See Note 10 to our accompanying consolidated financial statements for further detail on our stock-based compensation.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2016-05, Derivatives and Hedging (Topic 815), Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05"). The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective in the first quarter of 2017, and we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, change the criteria for the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. Additionally, lease contracts are specifically excluded from ASU 2014-09. The amendments in ASU 2014-09 and ASU 2016-08 are effective in the first quarter of 2018, and we are currently evaluating the potential impact, if any, of adoption.

The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. The amendments in ASU 2016-01 are effective in the first quarter of 2018, and we are currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change definition of a lease, as well as the accounting for operating leases by requiring leasees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases for lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and we are currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowance for losses. Additionally, the provisions change the classification of credit losses on available-for-sale securities as an allowance rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the potential impact of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three and six months ended June 30, 2016.

Contractual Obligations
Our contractual obligations as of June 30, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt (1)	$1,894,616	$43,408	$611,920	(2)	$302,145	(3)	$937,143
Operating lease obligations (4)	2,951	93	186		187		2,485
Total	$1,897,567	$43,501	$612,106		$302,332		$939,628

(1)
Amounts include principal payments only and balances outstanding as of June 30, 2016, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $15.4 million during the six months ended June 30, 2016, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 3 of our accompanying consolidated financial statements.

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

(4)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of June 30, 2016 is presented above.

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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $1.9 billion as of June 30, 2016 and approximately $2.0 billion as of December 31, 2015, respectively. Our interest rate swap agreements in place at June 30, 2016 and December 31, 2015 carried a notional amount totaling $900 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.67%.

As of June 30, 2016, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.65% per annum with expirations ranging from 2016 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of June 30, 2016, we had no outstanding balance on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00%  per annum (based on our current corporate credit rating) or the prime rate, at our discretion. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating), which, as of June 30, 2016, was 1.58%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2016 would increase interest expense approximately $1.7 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2016.

(b)	Not applicable.

(c)
During the three months ended June 30, 2016, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended June 30, 2016 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
April 1, 2016 to April 30, 2016	—	$—	—	$70,238
May 1, 2016 to May 31, 2016	—	$—	—	$70,238
June 1, 2016 to June 30, 2016	87	$20.25	—	$70,238	(2)
Total	87	$20.25	—

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2016 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 3, 2016	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2016
FORM 10-Q
OF
PIEDMONT OFFICE REALTY TRUST, INC

Exhibit Number	Description of Document
3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010)

3.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 22, 2010)

10.1*	Long-Term Incentive Program (Amendment No. 2 Effective April 27, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

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