Form 10-Q
period 2016-09-30
Piedmont Office Realty Trust, Inc.
filed 2016-11-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 31, 2016:
145,235,313 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2015. Piedmont’s results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$663,697	$676,091
Buildings and improvements, less accumulated depreciation of $931,699 and $889,857 as of September 30, 2016 and December 31, 2015, respectively	2,897,639	2,837,463
Intangible lease assets, less accumulated amortization of $102,137 and $93,012 as of September 30, 2016 and December 31, 2015, respectively	92,356	84,663
Construction in progress	35,086	20,975
Real estate assets held for sale, net	—	76,614
Total real estate assets	3,688,778	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,351	7,577
Cash and cash equivalents	6,032	5,441
Tenant receivables, net of allowance for doubtful accounts of $305 and $83 as of September 30, 2016 and December 31, 2015, respectively	24,785	26,339
Straight-line rent receivables	158,811	147,393
Note receivable	—	45,400
Restricted cash and escrows	5,182	5,174
Prepaid expenses and other assets	28,744	24,777
Goodwill	180,097	180,097
Deferred lease costs, less accumulated amortization of $166,028 and $146,700 as of September 30, 2016 and December 31, 2015, respectively	288,517	288,041
Other assets held for sale, net	—	8,490
Total assets	$4,388,297	$4,434,535
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $10,934 and $12,779 as of September 30, 2016 and December 31, 2015, respectively	$1,661,066	$1,528,221
Secured debt, net of premiums and unamortized debt issuance costs of $1,210 and $1,319 as of September 30, 2016 and December 31, 2015, respectively	333,012	501,289
Accounts payable, accrued expenses, and accrued capital expenditures	133,112	128,465
Deferred income	29,006	27,270
Intangible lease liabilities, less accumulated amortization of $47,067 and $42,315 as of September 30, 2016 and December 31, 2015, respectively	45,283	42,853
Interest rate swaps	17,835	9,993
Total liabilities	2,219,314	2,238,091
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2016 or December 31, 2015	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2016 or December 31, 2015	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,233,753 and 145,511,644 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,452	1,455
Additional paid-in capital	3,672,218	3,669,977
Cumulative distributions in excess of earnings	(1,499,374)	(1,477,674)
Other comprehensive income/(loss)	(7,211)	1,661
Piedmont stockholders’ equity	2,167,085	2,195,419
Noncontrolling interest	1,898	1,025
Total stockholders’ equity	2,168,983	2,196,444
Total liabilities and stockholders’ equity	$4,388,297	$4,434,535
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$113,821	$117,994	$340,326	$353,255
Tenant reimbursements	24,163	30,273	70,000	90,476
Property management fee revenue	501	548	1,478	1,577
	138,485	148,815	411,804	445,308
Expenses:
Property operating costs	54,867	61,653	161,438	187,368
Depreciation	31,610	31,199	94,948	103,470
Amortization	18,640	14,021	53,848	43,646
Impairment loss on real estate assets	22,590	34,815	30,898	40,169
General and administrative	7,429	8,260	23,518	22,750
	135,136	149,948	364,650	397,403
Real estate operating income/(loss)	3,349	(1,133)	47,154	47,905
Other income (expense):
Interest expense	(15,496)	(18,832)	(48,294)	(56,020)
Other income/(expense)	(720)	803	(467)	1,218
Recovery from casualty event	34	—	34	—
Equity in income of unconsolidated joint ventures	128	135	354	418
	(16,054)	(17,894)	(48,373)	(54,384)
Loss from continuing operations	(12,705)	(19,027)	(1,219)	(6,479)
Discontinued operations:
Operating income	1	16	—	13
Loss on sale of real estate assets	—	(2)	—	(2)
Income from discontinued operations	1	14	—	11
Gain/(loss) on sale of real estate assets	(57)	17,142	78,910	53,826
Net income/(loss)	(12,761)	(1,871)	77,691	47,358
Less: Net loss/(income) applicable to noncontrolling interest	15	(4)	7	(12)
Net income/(loss) applicable to Piedmont	$(12,746)	$(1,875)	$77,698	$47,346
Per share information – basic and diluted:
Income/(loss) from continuing operations and gain on sale of real estate assets	$(0.09)	$(0.01)	$0.53	$0.31
Net income/(loss) applicable to common stockholders	$(0.09)	$(0.01)	$0.53	$0.31
Weighted-average common shares outstanding – basic	145,231,160	148,855,336	145,228,755	152,231,060
Weighted-average common shares outstanding – diluted	145,669,237	149,176,207	145,601,026	152,499,430
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015

Net income applicable to Piedmont		$(12,746)		$(1,875)		$77,698		$47,346
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	2,847		(22,263)		(12,182)		(21,389)
Plus: Reclassification of previously recorded loss included in net income (See Note 6)	1,045		1,506		3,291		4,575
Gain/(loss) on investment in available for sale securities	7		(9)		19		(11)
Other comprehensive income/(loss)		3,899		(20,766)		(8,872)		(16,825)
Comprehensive income/(loss) applicable to Piedmont		$(8,847)		$(22,641)		$68,826		$30,521

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	154,324	$1,543	$3,666,182	$(1,365,620)	$8,301	$1,609	$2,312,015
Share repurchases as part of an announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont	—	—	—	172,990	—	—	172,990
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015	145,512	1,455	3,669,977	(1,477,674)	1,661	1,025	2,196,444
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(239)	—	—	—	(239)
Non-controlling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.63 per share), dividends to stockholders of subsidiary, and dividends reinvested	—	—	(141)	(91,460)	—	(8)	(91,609)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	184	2	2,621	—	—	—	2,623
Net loss applicable to noncontrolling interest	—	—	—	—	—	(7)	(7)
Net income applicable to Piedmont	—	—	—	77,698	—	—	77,698
Other comprehensive loss	—	—	—	—	(8,872)	—	(8,872)
Balance, September 30, 2016	145,234	$1,452	$3,672,218	$(1,499,374)	$(7,211)	$1,898	$2,168,983

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$77,691	$47,358
Operating distributions received from unconsolidated joint ventures	579	565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,948	103,470
Amortization of debt issuance costs	1,264	1,281
Loss on settlement of forward starting interest rate swaps	—	(1,284)
Other amortization	53,325	44,091
Impairment loss on real estate assets	30,898	40,169
Stock compensation expense	7,630	6,692
Equity in income of unconsolidated joint ventures	(354)	(418)
Gain on sale of real estate assets, net	(78,910)	(53,824)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(17,393)	(22,996)
Decrease/(increase) in restricted cash and escrows	3,451	(20,333)
Increase in prepaid expenses and other assets	(3,429)	(5,845)
Increase/(decrease) in accounts payable and accrued expenses	307	(8,284)
Increase in deferred income	2,029	3,619
Net cash provided by operating activities	172,036	134,261
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(66,900)	(75,976)
Capitalized expenditures, net of accruals	(88,391)	(81,917)
Investment in consolidated joint venture	(165,848)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	(4,000)
Net sales proceeds from wholly-owned properties	304,902	151,564
Deferred lease costs paid	(15,345)	(23,889)
Net cash used in investing activities	(31,582)	(34,218)
Cash Flows from Financing Activities:
Debt issuance costs paid	(212)	(1,048)
Proceeds from debt	552,000	1,205,857
Repayments of debt	(589,532)	(1,055,902)
Costs of issuance of common stock	(239)	(326)
Shares withheld to pay tax obligations related to employee stock compensation	(2,328)	(1,665)
Repurchases of common stock as part of announced plan	(7,943)	(155,653)
Dividends paid and discount on dividend reinvestments	(91,609)	(95,910)
Net cash used in financing activities	(139,863)	(104,647)
Net increase/(decrease) in cash and cash equivalents	591	(4,604)
Cash and cash equivalents, beginning of period	5,441	12,306
Cash and cash equivalents, end of period	$6,032	$7,702

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Change in accrued share repurchases as part of an announced plan	$—	$(822)
Accrued capital expenditures and deferred lease costs	$24,624	$24,588

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

As of September 30, 2016, Piedmont owned 65 office properties, one redevelopment asset, two development assets, and one building through an unconsolidated joint venture. Piedmont's 65 office properties comprise 18.4 million square feet of primarily Class A commercial office space, and were 93.4% leased as of September 30, 2016. As of September 30, 2016, approximately 87% of Piedmont's Annualized Lease Revenue was generated from select office sub-markets in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, this distribution requirement. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements.

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates estimated fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Effective July 1, 2016, Piedmont began classifying provisions for bad debts as nonrecoverable property operating costs in the accompanying consolidated statements of income to include such expenses as a component of operating the underlying properties. Previously, such costs were presented as general and administrative expenses. In order to conform with the presentation used during the three months ended September 30, 2016, Piedmont reclassified approximately $100,000 of provisions for/(recoveries of) bad debts for the nine months ended September 30, 2016, and approximately $(20,000) for the three and nine months ended September 30, 2015. Further, Piedmont recognized approximately $190,000 of provisions for bad debts during the three months ended September 30, 2016 as a component of nonrecoverable property operating costs.

Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2016

As of January 1, 2016, Piedmont early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $1.7 million related to income tax consequences for share-based compensation from cash outflows from operating activities to cash outflows from financing activities in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2015. Additionally, as of January 1, 2016, Piedmont also adopted Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40) “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement on a prospective basis.

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

The FASB has issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The provisions of ASU 2016-15 provide clarity of treatment in the statement of cash flows for several transactions, including debt repayments or debt extinguishment costs, proceeds received from the settlement of insurance claims, and distributions received from equity method investees, among several other topics. The FASB issued ASU 2016-15 in an effort to eliminate diversity in practice regarding treatment of specific transactions in the statements of cash flows for registrants. ASU 2016-15 is effective for Piedmont in the first quarter of 2018, with early adoption permitted. Piedmont is currently evaluating the potential impact of adoption.

3.Acquisitions

During the nine months ended September 30, 2016, Piedmont acquired one property, as well as a 99% interest in a joint venture owning two properties, using proceeds from the $500 Million Unsecured 2015 Line of Credit, proceeds from the sales of other properties, and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)	Net Contractual Purchase Price (in millions)
CNL Tower I & II	Orlando, Florida	August 1, 2016	99%	622,488	95%	$166.7
One Wayside Road	Boston, Massachusetts	August 10, 2016	100%	200,605	100%	$62.9

4.Debt

During the nine months ended September 30, 2016, Piedmont repaid the outstanding balance of its $125 Million Fixed-Rate Loan and its $42.5 Million Fixed-Rate Loan, utilizing the first available prepayment opportunity without penalty. Separately, Piedmont incurred net borrowings on its $500 Million Unsecured 2015 Line of Credit of approximately $131.0 million. As of September 30, 2016, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 7 for a description of Piedmont’s estimated fair value of debt as of September 30, 2016.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $18.5 million and $20.1 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $53.2 million and $58.8 million for the nine months ended September 30, 2016 and 2015, respectively. Piedmont capitalized interest of approximately $1.5 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $3.4 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2016 and December 31, 2015 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)	Maturity		Amount Outstanding as of
					2016	2015
Secured (Fixed)
$125 Million Fixed-Rate Loan	5.50%	5.50%	4/1/2016		$—	$125,000
$42.5 Million Fixed-Rate Loan	5.70%	5.70%	10/11/2016		—	42,525
$140 Million WDC Fixed-Rate Loans (3)	5.76%	5.76%	11/1/2017		140,000	140,000
$35 Million Fixed-Rate Loan (4)	5.55%	3.75%	9/1/2021		31,802	32,445
$160 Million Fixed-Rate Loan (5)	3.48%	3.58%	7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs					1,210	1,319
Subtotal/Weighted Average (6)	4.64%				333,012	501,289
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan (7)	LIBOR + 1.125%	1.66%	5/15/2018		170,000	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	1/31/2019		300,000	300,000
$500 Million Unsecured 2015 Line of Credit (7)	LIBOR + 1.00%	1.53%	6/18/2019	(8)	152,000	21,000
$300 Million Unsecured 2011 Term Loan (9)	LIBOR + 1.15%	2.39%	1/15/2020		300,000	300,000
$350 Million Senior Notes	3.40%	3.43%	6/01/2023		350,000	350,000
$400 Million Senior Notes	4.45%	4.10%	3/15/2024		400,000	400,000
Discounts and unamortized debt issuance costs					(10,934)	(12,779)
Subtotal/Weighted Average (6)	3.01%				1,661,066	1,528,221
Total/Weighted Average (6)	3.28%				$1,994,078	$2,029,510

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of September 30, 2016 and December 31, 2015 is interest-only.

(2)	Effective rate after consideration of settled or in place interest rate swap agreements and/or issuance premiums or discounts.

(3)	Collateralized by the 1201 and 1225 Eye Street buildings in Washington, D.C.

(4)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(5)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(6)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates in the table as of September 30, 2016.

(7)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

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
A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of September 30, 2016 and December 31, 2015 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of September 30, 2016	Net Carrying Amount as of December 31, 2015	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(7.1)	$(7.4)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	49.5%	1225 Eye Street	Consolidated	$9.9	$3.8
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$263.1	$251.4
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC previously had an equity participation rights agreement outstanding; however, during the nine months ended September 30, 2016, Piedmont exercised its right to terminate the equity participation rights agreement related to Piedmont TownPark Land, LLC, without payment of any consideration.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of September 30, 2016, Piedmont was party to various interest rate swap agreements which fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. Piedmont continues to hold forward starting interest rate swap agreements related to the extension period of the $300 Million Unsecured 2011 Term Loan, and the maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 39 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2016 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2016 and December 31, 2015, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2016	December 31, 2015
Gross derivative assets	$—	$—
Gross derivative liabilities	17,835	9,993
Net derivative liability	$17,835	$9,993

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

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on previously settled forward swaps, that was recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Amount of gain/(loss) recognized in OCI on derivative	$2,847	$(22,263)	$(12,182)	$(21,389)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,045	$1,506	$3,291	$4,575

Piedmont estimates that approximately $5.4 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness and terminations of its cash flow hedges during the three and nine months ended September 30, 2016 and 2015, respectively.

Additionally, see Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $18.2 million as of September 30, 2016. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	September 30, 2016			December 31, 2015
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$6,032	$6,032	Level 1	$5,441	$5,441	Level 1
Tenant receivables, net(1)	$24,785	$24,785	Level 1	$26,339	$26,339	Level 1
Notes receivable (1)	$—	$—	Level 1	$45,400	$45,400	Level 1
Restricted cash and escrows(1)	$5,182	$5,182	Level 1	$5,174	$5,174	Level 1
Liabilities:
Accounts payable and accrued expenses(1)	$17,753	$17,753	Level 1	$13,188	$13,188	Level 1
Interest rate swap liability	$17,835	$17,835	Level 2	$9,993	$9,993	Level 2
Debt	$1,994,078	$2,039,912	Level 2	$2,029,510	$2,039,139	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2016 and December 31, 2015; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 6, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2016 and December 31, 2015. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2016 and December 31, 2015, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

8.Impairment Loss on Real Estate Assets

Piedmont recorded impairment loss on real estate assets for the three and nine months ended September 30, 2016 and 2015, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Eastpoint I & II (1)	$—	$—	$—	$5,354
2 Gatehall Drive (1)	—	34,815	—	34,815
150 West Jefferson(1)	—	—	5,972	—
9221 Corporate Boulevard (2)	—	—	2,336	—
9200 and 9211 Corporate Boulevard(3)	22,590	—	22,590	—
Total impairment loss on real estate assets(4)	$22,590	$34,815	$30,898	$40,169

(1)	Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset and the contracted sales price, less estimated selling costs.

(2)
Piedmont, using a probability-weighted model heavily weighted towards the short-term sale of the 9221 Corporate Boulevard building in Rockville, Maryland, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.3 million during the nine months ended September 30, 2016 calculated as the difference between the carrying value of the asset and the anticipated contract sales price, less estimated selling costs.

(3)
Piedmont elected to sell its remaining two assets and exit the Rockville, Maryland sub-market of Washington, D.C, after selling the 9221 Corporate Boulevard building in July 2016 (mentioned above). Upon management's change in its hold period assumption for the assets from a long-term hold to a near-term sale, Piedmont recognized an impairment loss of approximately $22.6 million. The impairment loss was calculated as the difference between the carrying value of the asset and the anticipated contracted sales price, less estimated selling costs. Piedmont reclassified the properties as held for sale, recognized an impairment loss, entered into a binding contract, and subsequently sold the 9200 and 9211 Corporate Boulevard buildings during the three months ended September 30, 2016.

(4)
The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers.

9.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of September 30, 2016, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $37.7 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of September 30, 2016, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $31.3 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no such reductions in reimbursement revenues related to such tenant audits/disputes during the three and nine months ended September 30, 2016, and $0 and $0.1 million for the three and nine months ended September 30, 2015, respectively.

Additionally, from time to time, tenants may attempt to dispute language in their lease agreements which could result in the refund of previously recognized tenant revenues, resulting in financial loss to Piedmont. During the three months ended September 30, 2016, Piedmont filed suit against one such tenant. While Piedmont believes it will ultimately prevail in this matter, due to the uncertainties inherent in any litigation, Piedmont has determined that the risk of financial loss is reasonably possible. As of September 30, 2016, the range of reasonably possible loss, net of reserves, is estimated to be $0 to $1.8 million.

10.Property Dispositions, Assets Held for Sale, and Discontinued Operations

Properties sold during the nine months ended September 30, 2016 and 2015 did not meet the criteria to be reported as discontinued operations. The operational results for these properties prior to their sale dates are presented as continuing operations in the accompanying consolidated statements of income, and the gain/(loss) on sale is presented separately on the face of the income statement. Details of such properties sold are presented below (in thousands):

Buildings Sold(1)	Location	Date of Sale	Gain/(Loss) on Sale		Net Sales Proceeds
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$10,073		$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$7,959		$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$5,297		$24,223
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$13,711		$50,372	(2)
Eastpoint I & II	Mayfield Heights, Ohio	July 28, 2015	$(177)		$17,342
3750 Brookside Parkway	Alpharetta, Georgia	August 10, 2015	$1,406		$13,624
Chandler Forum	Chandler, Arizona	September 1, 2015	$15,506		$32,267
1055 East Colorado	Pasadena, California	April 21, 2016	$31,501		$60,076
Fairway Center II	Brea, California	April 28, 2016	$15,468		$33,063
1901 Main Street	Irvine, California	May 2, 2016	$32,016		$63,149	(3)
9221 Corporate Boulevard	Rockville, Maryland	July 27, 2016	$(191)		$12,037
150 West Jefferson	Detroit, Michigan	July 29, 2016	$134		$78,642
9200 and 9211 Corporate Boulevard	Rockville, Maryland	September 28, 2016	$—	(4)	$12,535

(1)
The dispositions of Aon Center in Chicago, Illinois on October 29, 2015, and 2 Gatehall Drive in Parsippany, New Jersey on December 21, 2015 has impacted the comparative analysis of operating results for the three and nine months ended September 30, 2016.

(2)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for $45.4 million. During the nine months ended September 30, 2016, the note receivable was repaid in full and such proceeds are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

(3)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for $33.0 million; however, the note receivable was repaid in full by September 30, 2016. As such, the full proceeds from the sale of the property are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

(4)
As discussed in Note 8 above, Piedmont recognized an impairment loss of approximately $22.6 million during the three months ended September 30, 2016. As the sale was consummated within the same quarter, there was no gain or loss recognized upon the sale.

Assets Held for Sale

As of September 30, 2016, no assets met the criteria to be classified as held for sale; however, as the 150 West Jefferson building met the held-for-sale criteria as of June 30, 2016, it is presented as held for sale as of December 31, 2015 for comparative purposes. Details of amounts held for sale as of December 31, 2015 are presented below (in thousands):

	September 30, 2016	December 31, 2015
Real estate assets held for sale, net:
Land	$—	$9,759
Building and improvements, less accumulated depreciation of $0 and $32,162 as of September 30, 2016 and December 31, 2015, respectively	—	66,840
Construction in progress	—	15
Total real estate assets held for sale, net	$—	$76,614

Other assets held for sale, net:
Straight-line rent receivables	$—	$4,729
Prepaid expenses and other assets	—	66
Deferred lease costs, less accumulated amortization of $0 and $1,162 as of September 30, 2016 and December 31, 2015, respectively	—	3,695
Total other assets held for sale, net	$—	$8,490

Details comprising loss from discontinued operations activity on 1441 West Long Lake Road in Troy, Michigan, 11109 Sunset Hills Road in Reston, Virginia, and 1200 Enclave Parkway in Houston, Texas for the three and nine months ended ended September 30, 2016 and 2015 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Rental income	$—	$19	$—	$19
Tenant reimbursements	—	—	—	(3)
	—	19	—	16
Expenses:
Property operating costs	—	3	—	2
General and administrative	(1)	—	—	1
	(1)	3	—	3

Operating income	1	16	—	13
Loss on sale of real estate assets	—	(2)	—	(2)
Income from discontinued operations	$1	$14	$—	$11

11.Stock Based Compensation
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

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards as of December 31, 2015	959,446	$18.67
Deferred Stock Awards Granted	319,083	$19.96
Increase in Estimated Potential Future Performance Share Awards, net of forfeitures	115,655	$22.94
Performance Stock Awards Vested	(53,287)	$18.91
Deferred Stock Awards Vested	(256,511)	$18.58
Deferred Stock Awards Forfeited	(17,922)	$18.22
Unvested Stock Awards as of September 30, 2016	1,066,464	$19.67

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2016 and 2015, respectively (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period (per share)	$—	$18.31	$19.96	$17.59
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$108	$32	$4,766	$4,109
Share-based Liability Awards Paid During the Period(1)	$—	$—	$1,127	$—

(1)	Amount reflects the issuance of performance share awards related to the 2013-15 Performance Share Plan during the period.

A detail of Piedmont’s outstanding stock awards as of September 30, 2016 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2016
January 3, 2014	Deferred Stock Award	86,512	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	52,886
May 9, 2014	Deferred Stock Award	145,330	$18.46	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	46,555
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Shares awarded, if any, will vest immediately upon determination of award in 2017.	155,919	(2)
May 1, 2015	Deferred Stock Award	243,884	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	138,816
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	297,424	(2)
May 12, 2016	Deferred Stock Award-Board of Directors	31,368	$20.40	Of the shares granted, 100% will vest on May 12, 2017.	31,368
May 24, 2016	Deferred Stock Award	259,957	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	207,412
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	136,084	(2)
Total					1,066,464

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2016.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2016. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended September 30, 2016 and 2015, Piedmont recognized approximately $2.0 million and $2.6 million of compensation expense related to stock awards, all of which related to the amortization of unvested shares. During the nine months ended September 30, 2016 and 2015, Piedmont recognized approximately $7.7 million and $6.8 million of compensation expense related to stock awards, of which $6.2 million and $5.0 million related to the amortization of unvested shares, respectively. During the nine months ended September 30, 2016, a net total of 183,609 shares were issued to employees. As of September 30, 2016, approximately $5.0 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted-average common shares – basic	145,231	148,855	145,229	152,231
Plus incremental weighted-average shares from time-vested conversions:
Deferred and performance stock awards	438	321	372	268
Weighted-average common shares – diluted (1)	145,669	149,176	145,601	152,499

(1)	Due to repurchases of common stock during the current year, Piedmont has 145,233,753 shares of common stock outstanding as of September 30, 2016.

13.Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheets
As of September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$48,213	$—	$615,484	$—	$663,697
Buildings and improvements, less accumulated depreciation	238,912	—	2,659,027	(300)	2,897,639
Intangible lease assets, less accumulated amortization	861	—	91,495	—	92,356
Construction in progress	1,136	—	33,950	—	35,086
Total real estate assets	289,122	—	3,399,956	(300)	3,688,778
Investments in and amounts due from unconsolidated joint ventures	7,351	—	—	—	7,351
Cash and cash equivalents	3,591	150	2,291	—	6,032
Tenant and straight-line rent receivables, net	20,398	—	163,198	—	183,596
Advances to affiliates	6,350,066	1,284,119	—	(7,634,185)	—
Investment in subsidiary	—	3,661,064	182	(3,661,246)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	12,148	37	23,444	(1,703)	33,926
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	17,486	—	271,031	—	288,517
Total assets	$6,969,169	$4,945,370	$3,955,892	$(11,482,134)	$4,388,297
Liabilities:
Debt, net	$1,675,263	$—	$503,515	$(184,700)	$1,994,078
Accounts payable, accrued expenses, and accrued capital expenditures	18,061	644	116,111	(1,704)	133,112
Advances from affiliates	659,326	5,071,498	1,998,428	(7,729,252)	—
Deferred income	6,741	—	22,265	—	29,006
Intangible lease liabilities, net	—	—	45,283	—	45,283
Interest rate swaps	17,835	—	—	—	17,835
Total liabilities	2,377,226	5,072,142	2,685,602	(7,915,656)	2,219,314
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,657,063	3,675,090	1,310	(3,661,245)	3,672,218
Retained/(cumulative distributions in excess of) earnings	942,091	(3,803,314)	1,267,082	94,767	(1,499,374)
Other comprehensive loss	(7,211)	—	—	—	(7,211)
Piedmont stockholders’ equity	4,591,943	(126,772)	1,268,392	(3,566,478)	2,167,085
Noncontrolling interest	—	—	1,898	—	1,898
Total stockholders’ equity	4,591,943	(126,772)	1,270,290	(3,566,478)	2,168,983
Total liabilities and stockholders’ equity	$6,969,169	$4,945,370	$3,955,892	$(11,482,134)	$4,388,297

Condensed Consolidated Balance Sheets
As of December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$54,459	$—	$621,632	$—	$676,091
Buildings and improvements, less accumulated depreciation	270,057	—	2,567,706	(300)	2,837,463
Intangible lease assets, less accumulated amortization	1,268	—	83,395	—	84,663
Construction in progress	240	—	20,735	—	20,975
Real estate assets held for sale, net	76,614	—	—	—	76,614
Total real estate assets	402,638	—	3,293,468	(300)	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,577	—	—	—	7,577
Cash and cash equivalents	2,174	150	3,117	—	5,441
Tenant and straight-line rent receivables, net	23,738	—	149,994	—	173,732
Advances to affiliates	6,073,606	1,251,530	—	(7,325,136)	—
Investment in subsidiary	—	3,752,523	186	(3,752,709)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	7,091	—	24,118	(1,258)	29,951
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	20,939	—	267,102	—	288,041
Other assets held for sale, net	8,490	—	—	—	8,490
Total assets	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535
Liabilities:
Debt, net	$1,552,007	$—	$590,743	$(113,240)	$2,029,510
Accounts payable, accrued expenses, and accrued capital expenditures	18,954	580	110,189	(1,258)	128,465
Advances from affiliates	580,526	5,033,266	1,788,840	(7,402,632)	—
Deferred income	5,905	—	21,365	—	27,270
Intangible lease liabilities, net	—	—	42,853	—	42,853
Interest rate swaps	9,993	—	—	—	9,993
Total liabilities	2,167,385	5,033,846	2,553,990	(7,517,130)	2,238,091
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,748,524	3,672,849	1,314	(3,752,710)	3,669,977
Retained/(cumulative distributions in excess of) earnings	943,530	(3,703,947)	1,205,546	77,197	(1,477,674)
Other comprehensive income	1,661	—	—	—	1,661
Piedmont stockholders’ equity	4,693,715	(29,643)	1,206,860	(3,675,513)	2,195,419
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,693,715	(29,643)	1,207,885	(3,675,513)	2,196,444
Total liabilities and stockholders’ equity	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535

Condensed Consolidated Statements of Income
For the three months ended September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$12,862	$—	$101,423	$(464)	$113,821
Tenant reimbursements	3,430	—	20,970	(237)	24,163
Property management fee revenue	—	—	3,985	(3,484)	501
	16,292	—	126,378	(4,185)	138,485
Expenses:
Property operating costs	7,820	—	51,287	(4,240)	54,867
Depreciation	3,617	—	27,993	—	31,610
Amortization	863	—	17,777	—	18,640
Impairment loss on real estate assets	—	—	22,590	—	22,590
General and administrative	7,187	83	9,016	(8,857)	7,429
	19,487	83	128,663	(13,097)	135,136
Real estate operating income/(loss)	(3,195)	(83)	(2,285)	8,912	3,349
Other income (expense):
Interest expense	(11,799)	—	(6,949)	3,252	(15,496)
Other income/(expense)	2,608	—	(76)	(3,252)	(720)
Recovery from casualty event	—	—	34	—	34
Equity in income of unconsolidated joint ventures	128	—	—	—	128
	(9,063)	—	(6,991)	—	(16,054)
Income/(loss) from continuing operations	(12,258)	(83)	(9,276)	8,912	(12,705)
Discontinued operations:
Operating income	—	—	1	—	1
Income from discontinued operations	—	—	1	—	1
Gain/(loss) on sale of real estate assets	134	—	(191)	—	(57)
Net income/(loss)	(12,124)	(83)	(9,466)	8,912	(12,761)
Less: Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(12,124)	$(83)	$(9,451)	$8,912	$(12,746)

Condensed Consolidated Statements of Income
For the three months ended September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$15,841	$—	$102,888	$(735)	$117,994
Tenant reimbursements	3,369	—	26,935	(31)	30,273
Property management fee revenue	—	—	4,603	(4,055)	548
	19,210	—	134,426	(4,821)	148,815
Expenses:
Property operating costs	9,238	—	57,446	(5,031)	61,653
Depreciation	4,943	—	26,256	—	31,199
Amortization	1,126	—	12,895	—	14,021
Impairment loss on real estate assets	—	—	34,815	—	34,815
General and administrative	8,118	71	9,506	(9,435)	8,260
	23,425	71	140,918	(14,466)	149,948
Real estate operating income/(loss)	(4,215)	(71)	(6,492)	9,645	(1,133)
Other income (expense):
Interest expense	(12,963)	—	(8,413)	2,544	(18,832)
Other income/(expense)	3,199	—	148	(2,544)	803
Equity in income of unconsolidated joint ventures	135	—	—	—	135
	(9,629)	—	(8,265)	—	(17,894)
Income/(loss) from continuing operations	(13,844)	(71)	(14,757)	9,645	(19,027)
Discontinued operations:
Operating income	16	—	—	—	16
Loss on sale of real estate assets	(2)	—	—	—	(2)
Income from discontinued operations	14	—	—	—	14
Gain on sale of real estate assets	17,142	—	—	—	17,142
Net income/(loss)	3,312	(71)	(14,757)	9,645	(1,871)
Less: Net income applicable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) applicable to Piedmont	$3,312	$(71)	$(14,761)	$9,645	$(1,875)

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$42,990	$—	$299,319	$(1,983)	$340,326
Tenant reimbursements	10,455	—	59,950	(405)	70,000
Property management fee revenue	—	—	12,480	(11,002)	1,478
	53,445	—	371,749	(13,390)	411,804
Expenses:
Property operating costs	24,583	—	150,369	(13,514)	161,438
Depreciation	12,993	—	81,955	—	94,948
Amortization	2,854	—	50,994	—	53,848
Impairment loss on real estate assets	5,972	—	24,926	—	30,898
General and administrative	22,802	251	28,881	(28,416)	23,518
	69,204	251	337,125	(41,930)	364,650
Real estate operating income/(loss)	(15,759)	(251)	34,624	28,540	47,154
Other income (expense):
Interest expense	(36,159)	—	(20,354)	8,219	(48,294)
Other income/(expense)	7,008	282	462	(8,219)	(467)
Recovery from casualty event	—	—	34	—	34
Equity in income of unconsolidated joint ventures	354	—	—	—	354
	(28,797)	282	(19,858)	—	(48,373)
Income/(loss) from continuing operations	(44,556)	31	14,766	28,540	(1,219)
Gain on sale of real estate assets, net	32,146	—	46,764	—	78,910
Net income/(loss)	(12,410)	31	61,530	28,540	77,691
Less: Net loss applicable to noncontrolling interest	—	—	7	—	7
Net income/(loss) applicable to Piedmont	$(12,410)	$31	$61,537	$28,540	$77,698

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$51,824	$—	$303,603	$(2,172)	$353,255
Tenant reimbursements	11,171	—	79,634	(329)	90,476
Property management fee revenue	—	—	13,543	(11,966)	1,577
	62,995	—	396,780	(14,467)	445,308
Expenses:
Property operating costs	29,459	—	172,977	(15,068)	187,368
Depreciation	15,904	—	87,566	—	103,470
Amortization	3,477	—	40,169	—	43,646
Impairment loss of real estate assets	5,354	—	34,815	—	40,169
General and administrative	22,211	266	26,504	(26,231)	22,750
	76,405	266	362,031	(41,299)	397,403
Real estate operating income/(loss)	(13,410)	(266)	34,749	26,832	47,905
Other income (expense):
Interest expense	(39,592)	—	(25,130)	8,702	(56,020)
Other income/(expense)	9,357	—	563	(8,702)	1,218
Equity in income of unconsolidated joint ventures	418	—	—	—	418
	(29,817)	—	(24,567)	—	(54,384)
Income/(loss) from continuing operations	(43,227)	(266)	10,182	26,832	(6,479)
Discontinued operations:
Operating income	13	—	—	—	13
Loss on sale of real estate assets	(2)	—	—	—	(2)
Income from discontinued operations	11	—	—	—	11
Gain on sale of real estate assets, net	53,826	—	—	—	53,826
Net income/(loss)	10,610	(266)	10,182	26,832	47,358
Less: Net income applicable to noncontrolling interest	—	—	(12)	—	(12)
Net income/(loss) applicable to Piedmont	$10,610	$(266)	$10,170	$26,832	$47,346

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(18,977)	$4,121	$158,352	$28,540	$172,036

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(24,255)	—	(296,884)	—	(321,139)
Intercompany note receivable	440	—	(71,900)	71,460	—
Net sales proceeds from wholly-owned properties	187,192	—	117,710	—	304,902
Deferred lease costs paid	(2,021)	—	(13,324)	—	(15,345)
Net cash provided by/(used in) investing activities	161,356	—	(264,398)	71,460	(31,582)
Cash Flows from Financing Activities:
Debt issuance costs paid	(212)	—	—	—	(212)
Proceeds from debt	552,000	—	—	—	552,000
Repayments of debt	(421,000)	—	(168,532)	—	(589,532)
Intercompany note payable	(9,600)	—	81,060	(71,460)	—
Costs of issuance of common stock	—	(239)	—	—	(239)
Shares withheld to pay tax obligations related to employee stock compensation	—	(2,328)	—	—	(2,328)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(262,150)	97,990	192,700	(28,540)	—
Dividends paid and discount on dividend reinvestments	—	(91,601)	(8)	—	(91,609)
Net cash provided by/(used in) financing activities	(140,962)	(4,121)	105,220	(100,000)	(139,863)
Net increase/(decrease) in cash and cash equivalents	1,417	—	(826)	—	591
Cash and cash equivalents, beginning of period	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of period	$3,591	$150	$2,291	$—	$6,032

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(41,584)	$3,772	$145,240	$26,833	$134,261

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(28,249)	—	(129,644)	—	(157,893)
Intercompany note receivable	72,000	—	—	(72,000)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	151,564	—	—	—	151,564
Deferred lease costs paid	(2,577)	—	(21,312)	—	(23,889)
Net cash provided by/(used in) investing activities	192,738	—	(154,956)	(72,000)	(34,218)
Cash Flows from Financing Activities:
Debt issuance costs paid	(545)	—	(503)	—	(1,048)
Proceeds from debt	1,046,578	—	159,279	—	1,205,857
Repayments of debt	(950,000)	—	(177,902)	72,000	(1,055,902)
Costs of issuance of common stock	—	(326)	—	—	(326)
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,665)	—	—	(1,665)
Repurchases of common stock as part of announced plan	—	(155,653)	—	—	(155,653)
(Distributions to)/repayments from affiliates	(251,395)	248,135	30,093	(26,833)	—
Dividends paid and discount on dividend reinvestments	—	(95,902)	(8)	—	(95,910)
Net cash provided/(used in) by financing activities	(155,362)	(5,411)	10,959	45,167	(104,647)
Net increase/(decrease) in cash and cash equivalents	(4,208)	(1,639)	1,243	—	(4,604)
Cash and cash equivalents, beginning of period	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of period	$3,935	$151	$3,616	$—	$7,702

14.Subsequent Events

Fourth Quarter Dividend Declaration

On November 1, 2016, the board of directors of Piedmont declared dividends for the fourth quarter 2016 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 25, 2016. Such dividends are to be paid on January 3, 2017.

Acquisitions

On October 7, 2016, Piedmont acquired the Galleria 200 building located in Atlanta, Georgia for $69.6 million.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. During the three months ended September 30, 2016, we continued our ongoing portfolio refinement strategy by disposing of four non-strategic assets. Using net sales proceeds from those dispositions, cash on hand, and borrowings under our $500 Million Unsecured 2015 Line of Credit, we acquired one property in Boston, Massachusetts, as well as a 99% interest in a joint venture owning two assets in Orlando, Florida. As of the filing date, we have $276 million of capacity under our line of credit. From time to time, we may also seek additional secured or unsecured borrowings from third-party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2016 and 2015 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015

Capital expenditures for development	$13,116	$26,590
Capital expenditures for redevelopment/renovations	7,344	14,292
Other capital expenditures, including tenant improvements	67,931	41,035
Total capital expenditures(1)	$88,391	$81,917

(1)
Of the total amounts paid, approximately $5.1 million and $4.3 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2016 and 2015, respectively.

"Capital expenditures for development" relate to new office development projects. During the nine months ended September 30, 2016, our active development project was 500 TownPark, a new 135,000 square foot, 80% pre-leased, four-story office building which is being constructed adjacent to our existing 400 TownPark building in Lake Mary, Florida. Total additional project costs on the 500 TownPark project are anticipated to be between $16-$18 million, inclusive of leasing costs. The project is expected to be completed early in 2017. During the nine months ended September 30, 2015, our only active development project was Enclave Place, our now-complete, 300,000 square foot, 11-story office tower in Houston, Texas.

"Capital expenditures for redevelopment/renovations" during both the nine months ended September 30, 2016 and 2015 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $37.7 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $31.3 million as of September 30, 2016.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during nine months ended September 30, 2016, we committed to spend approximately $3.68 and $1.54 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the nine months ended September 30, 2015, we committed to spend approximately $4.86 and $1.84 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are several other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. For example, we recently acquired a 99% interest in the entity that owns CNL Tower I & II, two trophy office buildings located in Orlando, Florida's central business district, for a net purchase price of $166.7 million, as well as the One Wayside Road building in Boston, Massachusetts, an asset adjacent to our 5 and 15 Wayside Road assets for a net purchase price of $62.9 million. Further, our Board of Directors has authorized a $200 million stock repurchase program, of which approximately $70.2 million of authorized capacity remains, pursuant to which we may use capital resources to purchase our common stock when we believe the stock is trading at a meaningful discount to what we believe the estimated fair value of our net assets to be. Finally, after the pay-off of the $42.5 Million Fixed-Rate Loan during the three months ended September 30, 2016, we have no debt maturing until the fourth quarter of 2017; however, on a longer term basis, we expect to use capital to pay down our line of credit, and to repay other debt when such obligations become due.

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

Results of Operations

Overview

We recognized a net loss applicable to common stockholders of $0.09 per fully diluted share for the three months ended September 30, 2016, as compared with a net loss of $0.01 per fully diluted share for the three months ended September 30, 2015. The loss in both periods was driven by the recognition of impairment charges related to the subsequent sales of certain assets in each period. The impairment loss recognized during the three months ended September 30, 2015 was partially offset by $0.11 per diluted share in gains on sales of real estate assets. Revenues and property operating costs both decreased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to the sale of thirteen assets since July 1, 2015, including our largest asset, Aon Center, during the fourth quarter of 2015. These decreases were partially offset by revenue and operating costs from the acquisition of seven assets subsequent to July 1, 2015, and revenue associated with new leases commencing, both of which have contributed to overall occupancy gains over the last twelve months.

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2016	% of Revenues	September 30, 2015	% of Revenues	Variance
Revenue:
Rental income	$113.8		$118.0		$(4.2)
Tenant reimbursements	24.2		30.3		(6.1)
Property management fee revenue	0.5		0.5		—
Total revenues	138.5	100%	148.8	100%	(10.3)
Expense:
Property operating costs	54.9	39%	61.6	41%	(6.7)
Depreciation	31.6	23%	31.2	21%	0.4
Amortization	18.6	13%	14.0	9%	4.6
Impairment loss on real estate assets	22.6	16%	34.8	23%	(12.2)
General and administrative	7.4	5%	8.3	5%	(0.9)
Real estate operating income/(loss)	3.4	2%	(1.1)	1%	4.5
Other income (expense):
Interest expense	(15.5)	11%	(18.8)	13%	3.3
Other income/(expense)	(0.7)	—%	0.8	1%	(1.5)
Equity in income of unconsolidated joint ventures	0.1	—%	0.1	—%	—
Loss from continuing operations	$(12.7)	9%	$(19.0)	13%	$6.3
Gain/(loss) on sale of real estate assets	$(0.1)		$17.1		$(17.2)

Revenue

Rental income decreased approximately $4.2 million for the three months ended September 30, 2016, as compared to the same period in the prior year, primarily due to net disposition activity over the last fifteen months, which included the sale of our largest asset, Aon Center in Chicago, Illinois, representing over 10% of our portfolio's total square feet. This net disposition activity contributed approximately $7.7 million to the quarterly variance; however, new leases commencing during 2015 and 2016 across our portfolio provided additional revenue which offset a portion of this unfavorable variance.

Tenant reimbursements decreased approximately $6.1 million for the three months ended September 30, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net disposition activity during 2015 and thus far in 2016, contributing approximately $7.7 million to the variance. This decrease in reimbursement income was partially offset by the expiration of operating expense abatements for certain of our tenants, coupled with an increase in occupancy across our portfolio.

Expense

Property operating costs decreased approximately $6.7 million for the three months ended September 30, 2016 compared to the same period in the prior year, primarily due to net disposition activity during 2015 and 2016, which accounted for approximately $6.3 million of the variance. In addition, favorable property tax adjustments and refunds at certain properties in our existing portfolio during the current period contributed to the decrease in property operating costs as compared to the same period in the prior year.

Depreciation expense increased approximately $0.4 million for the three months ended September 30, 2016 compared to the same period in the prior year. The increase is primarily attributable to depreciation of additional tenant and building improvements placed in to service subsequent to July 1, 2015, partially offset by net disposition activity during 2015 and thus far in 2016.

Amortization expense increased approximately $4.6 million for the three months ended September 30, 2016 compared to the same period in the prior year. Of the total variance, approximately $6.2 million of expense was attributable to increased amortization of intangible lease assets recognized as part of acquiring new properties during 2015 and 2016. This increase was partially offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to July 1, 2015.

During the quarter ended September 30, 2016, we recognized impairment charges totaling approximately $22.6 million related to the decision to sell our 9200 and 9211 Corporate Boulevard buildings in Rockville, Maryland, which ultimately sold in September 2016 (see Note 8). During the three months ended September 30, 2015, we recognized an impairment charge of $34.8 million related to our 2 Gatehall Drive building in Parsippany, New Jersey.

General and administrative expenses decreased approximately $0.9 million for the three months ended September 30, 2016 compared to the same period in the prior year primarily due to higher compensation accruals for potential performance-based stock compensation during the third quarter of 2015 as compared to the third quarter of 2016.

Other Income (Expense)

Interest expense decreased approximately $3.3 million for the three months ended September 30, 2016 as compared to the same period in the prior year, primarily as a result of a net decrease in our average debt outstanding as we used a portion of the proceeds from our disposition activity in both 2015 and 2016 to pay down secured debt and borrowings under our line of credit.

We recognized a decrease of approximately $1.5 million in other income/(expense) for the three months ended September 30, 2016 as compared to the same period in the prior year. The variance is primarily attributable to interest income recognized on a note receivable extended to the purchaser of our Copper Ridge building in Lyndhurst, New Jersey during 2015, which was repaid in full in February 2016, contributing approximately $1.0 million to the variance. The remainder of the variance is due to an increase in costs incurred in the current period associated with the acquisition of new properties.

Comparison of the accompanying consolidated statements of income for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2016	% of Revenues	September 30, 2015	% of Revenues	Variance
Revenue:
Rental income	$340.3		$353.3		$(13.0)
Tenant reimbursements	70.0		90.5		(20.5)
Property management fee revenue	1.5		1.6		(0.1)
Total revenues	411.8	100%	445.4	100%	(33.6)
Expense:
Property operating costs	161.4	39%	187.4	42%	(26.0)
Depreciation	95.0	23%	103.5	23%	(8.5)
Amortization	53.8	13%	43.6	10%	10.2
Impairment loss on real estate assets	30.9	7%	40.2	9%	(9.3)
General and administrative	23.5	6%	22.8	5%	0.7
Real estate operating income	47.2	12%	47.9	11%	(0.7)
Other income (expense):
Interest expense	(48.3)	12%	(56.0)	12%	7.7
Other income/(expense)	(0.5)	—%	1.2	—%	(1.7)
Equity in income of unconsolidated joint ventures	0.4	—%	0.4	—%	—
Loss from continuing operations	$(1.2)	—%	$(6.5)	1%	$5.3
Gain on sale of real estate assets	$78.9		$53.8		$25.1

Revenue

Rental income decreased approximately $13.0 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to net disposition activity since January 1, 2015, which included the sale of our largest asset, Aon Center, representing over 10% of our portfolio's total square feet, during the fourth quarter of 2015. The net disposition activity contributed approximately $24.0 million to the variance for the nine month period; however, new leases commencing during 2015 and 2016 across our portfolio provided additional revenue of approximately $11.1 million which offsets this unfavorable variance.

Tenant reimbursements decreased approximately $20.5 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net disposition activity during 2015 and thus far in 2016, which contributed approximately $22.1 million to the variance. This decrease in reimbursement income was partially offset by the expiration of operating expense abatements for certain of our tenants, coupled with an increase in occupancy across our portfolio.

Expense

Property operating costs decreased approximately $26.0 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily due to net disposition activity during 2015 and thus far in 2016, which accounted for approximately $24.1 million of the variance. In addition, recoverable ice and snow removal costs at several of our properties in the Boston and New York area were lower in 2016 due to a milder winter than in 2015.

Depreciation expense decreased approximately $8.5 million for the nine months ended September 30, 2016 compared to the same period in the prior year. Approximately $13.9 million of the variance was attributable to net disposition activity during 2015 and thus far in 2016, offset by depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2015.

Amortization expense increased approximately $10.2 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. Of the total variance, approximately $15.5 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2015 and 2016. This increase was partially offset by decreased amortization of intangible assets as a result of disposing of seventeen properties during 2015 and thus far in 2016, as well as certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2015.

During the nine months ended September 30, 2016, we recognized impairment charges to adjust the carrying values of our 150 West Jefferson building in Detroit, Michigan and our 9200, 9211, and 9221 Corporate Boulevard buildings to their estimated fair values in conjunction with changes in hold period assumptions for these assets. The total impairment loss recognized during the nine months ended September 30, 2016 was approximately $30.9 million (see Note 8 for details). During the nine months ended September 30, 2015, we recognized impairment charges of $40.2 million related to our 2 Gatehall Drive building and Eastpoint I & II buildings in Mayfield Heights, Ohio.

General and administrative expenses increased approximately $0.7 million for the nine months ended September 30, 2016 compared to the same period in the prior year primarily due to increased accruals for potential performance-based stock compensation due to our total stockholder return improving relative to the total stockholder returns of our predetermined peer group.

Other Income (Expense)

Interest expense decreased approximately $7.7 million for the nine months ended September 30, 2016, as compared to the same period in the prior year, primarily as a result of a net decrease in our average debt outstanding as we used a portion of the proceeds from our disposition activity in both 2015 and through September 30, 2016 to pay down secured debt and borrowings under our line of credit.

Other income/(expense) decreased approximately $1.7 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. The variance is primarily attributable to interest income recognized on a note receivable extended to the purchaser of our Copper Ridge building during 2015, which was repaid in full in February 2016, and contributed approximately $1.1 million to the variance. The remainder of the variance is due to an increase in costs in the current period associated with the acquisition of new properties.

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

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and acquisition-related costs and then adding back non-cash items including: non-real estate depreciation, straight-lined rents and fair value lease adjustments, non-cash components of interest expense and compensation expense, and by making similar adjustments for unconsolidated partnerships and joint ventures. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to that of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2016	Per Share(1)	September 30, 2015	Per Share(1)	September 30, 2016	Per Share(1)	September 30, 2015	Per Share(1)
GAAP net income/(loss) applicable to common stock	$(12,746)	$(0.09)	$(1,875)	$(0.01)	$77,698	$0.53	$47,346	$0.31
Depreciation of real estate assets(2)	31,451	0.21	31,093	0.21	94,532	0.65	103,125	0.68
Amortization of lease-related costs(2)	18,640	0.13	14,037	0.09	53,880	0.37	43,694	0.29
Impairment loss on real estate assets	22,590	0.16	34,815	0.23	30,898	0.21	40,169	0.26
(Gain)/loss on sale - wholly-owned properties, net	57	—	(17,140)	(0.11)	(78,910)	(0.54)	(53,824)	(0.35)
NAREIT Funds From Operations applicable to common stock	$59,992	$0.41	$60,930	$0.41	$178,098	$1.22	$180,510	$1.19
Adjustments:
Acquisition costs	955	0.01	128	—	972	0.01	275	—
Loss on settlement of swaps	—	—		—	—	—	132	—
Recovery from casualty event	(34)	—	—	—	(34)	—	—	—
Core Funds From Operations applicable to common stock	$60,913	$0.42	$61,058	$0.41	$179,036	$1.23	$180,917	$1.19
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on debt	653		646		1,943		1,905
Depreciation of non real estate assets	216		168		595		529
Straight-line effects of lease revenue (2)	(4,140)		(2,519)		(15,115)		(10,774)
Stock-based and other non-cash compensation	1,931		2,622		5,336		5,039
Net effect of amortization of above and below-market in-place lease intangibles	(1,152)		(1,145)		(3,680)		(3,369)
Acquisition costs	(955)		(128)		(972)		(275)
Non-incremental capital expenditures (3)	(6,982)		(8,269)		(23,433)		(30,197)
Adjusted Funds From Operations applicable to common stock	$50,484		$52,433		$143,710		$143,775
Weighted-average shares outstanding – diluted	145,669		149,176		145,601		152,499

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

(3)	Piedmont defines non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions,

and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure.

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

Since Property NOI is a metric based on the entire portfolio, it can be affected by the size and number of properties in our portfolio at any time. Due to a strong sellers' market in 2015 and 2016, we have been taking advantage of a favorable opportunity to dispose of non-strategic assets, and/or assets which we believe have maximized their value. In accordance with our announced strategy to focus on select sub-markets within our eight strategic office markets, we have disposed of seventeen assets, since January 1, 2015, including the sale of Aon Center. Aon Center was the largest individual asset within our portfolio prior to the sale, representing over 10% of the portfolio on a square footage basis. This strategy, we believe, will provide growth on a Same Store Net Operating Income on a cash basis ("Same Store NOI") and FFO per share basis, as well as improve the overall quality of our portfolio; however, as a result of this net disposition activity, our total Property NOI decreased for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year.

We calculate Same Store NOI as Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI also excludes amounts attributable to unconsolidated joint venture assets. Same Store NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs. Same Store NOI improved for the three and nine months ended September 30, 2016 due to improved occupancy and the expiration of rental abatements.

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI and Same Store NOI for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net income/(loss) applicable to Piedmont (GAAP basis)	$(12,746)	$(1,875)	$77,698	$47,346

Net income/(loss) applicable to noncontrolling interest	(15)	4	(7)	12
Interest expense	15,496	18,832	48,294	56,020
Depreciation (1)	31,667	31,261	95,127	103,654
Amortization (1)	18,640	14,037	53,880	43,694
Acquisition costs	955	128	972	275
Impairment loss on real estate assets (1)	22,590	34,815	30,898	40,169
Recovery from casualty event	(34)	—	(34)	—
(Gain)/loss on sale of real estate assets (1)	57	(17,140)	(78,910)	(53,824)
General & administrative expenses(1)	7,437	8,270	23,565	22,789
Management fee revenue	(294)	(329)	(810)	(891)
Other (income)/expense(1)	(235)	(931)	1	(1,493)
Straight-line rent effects of lease revenue(1)	(4,140)	(2,519)	(15,115)	(10,774)
Amortization of lease-related intangibles(1)	(1,152)	(1,145)	(3,680)	(3,369)

Property NOI (cash basis)	$78,226	$83,408	$231,879	$243,608

Net operating loss/(income) from:
Acquisitions(2)	(8,057)	(893)	(18,709)	(2,073)
Dispositions(3)	373	(15,029)	(6,198)	(41,992)
Other investments(4)	(323)	(284)	(458)	(802)

Same Store NOI (cash basis)	$70,219	$67,202	$206,514	$198,741

Change period over period in Same Store NOI (cash basis)	4.5%	N/A	3.9%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015; 80 Central Street in Boxborough, Massachusetts, purchased on July 24, 2015; SunTrust Center in Orlando, Florida, purchased on November 4, 2015; Galleria 300 in Atlanta, Georgia, purchased on November 4, 2015; Glenridge Highlands One in Atlanta, Georgia, purchased on November 24, 2015; CNL Tower I and CNL Tower II in Orlando, Florida, purchased on August 1, 2016; and One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016.

(3)
Dispositions consist of 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015; 5601 Headquarters Drive in Plano, Texas, sold on April 28, 2015; River Corporate Center in Tempe, Arizona, sold on April 29, 2015; Copper Ridge Center in Lyndhurst, New Jersey, sold on May 1, 2015; Eastpoint I & II in Mayfield Heights, Ohio, sold on July 28, 2015; 3750 Brookside Parkway in Alpharetta, Georgia, sold on August 10, 2015; Chandler Forum in Chandler, Arizona, sold on September 1, 2015; Aon Center in Chicago, Illinois, sold on October 29, 2015; 2 Gatehall Drive in Parsippany, New Jersey, sold on December 21, 2015; 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; and 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016.

(4)	Other investments consist of operating results from our investments in unconsolidated joint ventures and redevelopment and development projects.

Overview

Our portfolio is a national portfolio located primarily in eight geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 23,000 square feet with 7.0 years of lease term remaining as of September 30, 2016. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, two development properties, and one redevelopment property, our current in-service portfolio of 65 office properties was 93.4% leased as of September 30, 2016, up from 90.6% leased as of September 30, 2015, primarily as a result of transactional activity and the leasing of previously vacant space. As of September 30, 2016, scheduled lease expirations for the portfolio as a whole for the remainder of 2016 and 2017 were 0.5% and 6.7%, respectively, of our Annualized Lease Revenue; therefore, our current leasing efforts are primarily focused on continuing to increase our leased percentage by leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store NOI comparisons for our current in-service portfolio once any associated abatement periods expire. Our leased percentage may also fluctuate with the impact of various occupancy levels in our net acquisition and disposition activity. Additionally, our leased percentage will be reduced in early 2017 by placing in service our recently developed/re-developed assets: Enclave Place, 500 TownPark, and 3100 Clarendon Boulevard.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI. In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of September 30, 2016, we had approximately 500,000 square feet of executed leases related to vacant space that had not yet commenced and approximately 900,000 square feet of commenced leases that were still in some form of abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a building by building basis.

Same Store NOI increased 4.5% and 3.9%, during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in the prior year primarily as a result of lease commencements and the expiration of rental abatements associated with several significant new leases. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2016, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we hold an investment is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We are not aware of any events or circumstances that would indicate an impairment of our carrying value of goodwill as of September 30, 2016.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. All of our interest rate derivative agreements as of September 30, 2016 are designated as effective cash flow hedges. See Note 6 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

Stock-based Compensation

We have issued stock-based compensation in the form of restricted stock to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. Further, we early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $1.7 million related to income tax consequences for share-based compensation from cash outflows from operating activities to cash outflows from financing activities in our accompanying consolidated statements of cash flows for the nine months ended September 30, 2015. See Note 11 to our accompanying consolidated financial statements for further detail on our stock-based compensation.

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

The FASB has issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The provisions of ASU 2016-15 provide clarity of treatment in the statement of cash flows for several transactions, including debt repayments or debt extinguishment costs, proceeds received from the settlement of insurance claims, and distributions received from equity method investees, among several other topics. The FASB issued ASU 2016-15 in an effort to eliminate diversity in practice regarding treatment of specific transactions in the statements of cash flows for registrants. ASU 2016-15 is effective for us in the first quarter of 2018, with early adoption permitted. We are currently evaluating the potential impact of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three and nine months ended September 30, 2016.

Contractual Obligations
Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt (1)	$2,003,802	$822	$763,947	(2)	$329,033	(3)	$910,000
Operating lease obligations (4)	2,928	93	186		187		2,462
Total	$2,006,730	$915	$764,133		$329,220		$912,462

(1)
Amounts include principal payments only and balances outstanding as of September 30, 2016, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $53.2 million during the nine months ended September 30, 2016, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

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

(4)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of September 30, 2016 is presented above.

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
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2015 Line of Credit, our $300 Million Unsecured 2011 Term Loan, the $300 Million Unsecured 2013 Term Loan, and the $170 Million Unsecured 2015 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2015 Line of Credit and $170 Million Unsecured 2015 Term Loan is based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets.

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $2.0 billion as of September 30, 2016 and December 31, 2015. Our interest rate swap agreements in place at September 30, 2016 and December 31, 2015 carried a notional amount totaling $900 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.67%.

As of September 30, 2016, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.60% per annum with expirations ranging from 2017 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of September 30, 2016, we had $152.0 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum (based on our current corporate credit rating) or the prime rate, at our discretion. As of September 30, 2016, the weighted-average interest rate for all of the draws outstanding on our $500 Million Unsecured 2015 Line of Credit was 1.53%. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating), which, as of September 30, 2016, was 1.66%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2016 would increase interest expense approximately $3.2 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2016.

(b)	Not applicable.

(c)
During the three months ended September 30, 2016, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended September 30, 2016 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
July 1, 2016 to July 31, 2016	—	$—	—	$70,238
August 1, 2016 to August 31, 2016	—	$—	—	$70,238
September 1, 2016 to September 30, 2016	87	$20.20	—	$70,238	(2)
Total	87	$20.20	—

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
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2016 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	November 1, 2016	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
THIRD QUARTER 2016
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