Form 10-K
period 2016-12-31
Piedmont Office Realty Trust, Inc.
filed 2017-02-21
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☒       Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $3,105,973,293 based on the closing price as reported on the New York Stock Exchange. As of February 20, 2017, 145,319,847 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2017.

Certain statements contained in this Form 10-K may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; discussions regarding future dividends and share repurchases; and discussions regarding the potential impact of economic conditions on our real estate and lease portfolio.

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•	Economic, regulatory, and/or socio-economic changes (including accounting standards) that impact the real estate market generally, or that could affect patterns of use of commercial office space;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•
Changes in the economies and other conditions affecting the office sector in general and the specific markets in which we operate, particularly in Washington, D.C., the New York metropolitan area, and Chicago where we have high concentrations of our Annualized Lease Revenue (see definition in Item 1. Business of this Annual Report on Form 10-K);

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The effect on us of adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments, including the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;

•	The risks and uncertainties associated with our acquisition of properties, many of which risks and uncertainties may not be known at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks;

•	Our real estate development strategies may not be successful;

•	Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	Any change in the financial condition of any of our large lead tenants;

•	The effect of any litigation to which we are, or may become, subject;

•	Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, management, and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of our buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through both consolidated and unconsolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Based on our December 31, 2016 equity market capitalization of $3.0 billion, Piedmont is among the top ten largest office REITs in the United States based on comparison to the constituents of the Bloomberg U.S. Office REIT Index.
As of December 31, 2016, we owned and operated 65 in-service office properties, plus one redevelopment asset, two development assets and one office building through an unconsolidated joint venture. Approximately 87% of our Annualized Lease Revenue (see definition below) is generated in select submarkets located primarily within eight major U.S. office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

Our in-service portfolio of 65 primarily Class A commercial office buildings was 94.2% and 91.5% leased as of December 31, 2016 and 2015, respectively. As we typically lease to larger, credit-worthy corporate users, our average lease size is approximately 23,000 square feet and as of December 31, 2016, we had an average lease term remaining of slightly under seven years. Our tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with 66% of our Annualized Lease Revenue derived from such tenants. No tenant other than the U.S. government accounts for more than 5% of our Annualized Lease Revenue.

Headquartered in metropolitan Atlanta, Georgia, with regional and/or local management offices in each of our major markets, Piedmont values operational excellence and ranks first among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 83% of our office portfolio (based on Annualized Lease Revenue) maintains Energy Star labels (recognizing the top 25% of commercial buildings in energy consumption efficiency) as of December 31, 2016. In addition to operational excellence, we focus on fostering long-term relationships with our high-credit quality, diverse tenant base as evidenced by our 72% tenant retention rate over the past ten years.
Our primary objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, to achieve sustainable growth in Funds From Operations, to grow net asset value, and to realize long-term capital appreciation. We manage risk by owning almost exclusively Class A, geographically diverse office properties which are among the most desirable in their respective, select office submarkets. In addition to the creditworthiness of our tenants, we strive to ensure our tenants represent a broad spectrum of industry types with lease maturities that are laddered over many years. Operationally, we maintain a low leverage structure, utilizing primarily unsecured financing facilities, along with laddered maturities. We utilize a national buying platform of property management support services to ensure optimal pricing for landlord and tenant services, as well as for building best practices and sustainability standards. The strategies we intend to execute to achieve these objectives include:

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties in select submarkets within eight major U.S. office markets that are generally characterized by their diverse industry base, attractive supply and demand ratios, potential rent growth, and appeal to investors. We focus on acquiring properties that are attractively priced below replacement value. Both our acquisition and development activities are targeted towards high quality, Class A office properties that complement our existing portfolio from a risk management and diversification perspective. In addition, we concentrate our portfolio in select submarkets where efficiencies can be gained and our market expertize can be maximized. These submarkets are characterized by being locations for large corporate users, containing strong amenity bases, having access to transportation infrastructure, maintaining a diversified economy, and exhibiting favorable market fundamentals.

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

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets in which we believe value has been maximized, and redeploying the proceeds into new investment opportunities with higher overall return prospects.

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

Use of Joint Ventures to Improve Returns and Mitigate Risk

We may enter into a few, select strategic joint ventures with third parties to acquire, develop, improve or dispose of properties, thereby reducing the amount of capital required by us to make investments, diversifying our sources of capital, enabling us to creatively acquire and control targeted properties, and allowing us to reduce our investment concentration in certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio including the creation of additional amenities for our tenants to increase both occupancy and rental rates and thereby improve returns on our invested capital.

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our one redevelopment asset, two development assets, and our one property held in an unconsolidated joint venture.

Employees

As of December 31, 2016, we had 137 full-time employees, with 51 of our employees working in our corporate office located in metropolitan Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in Atlanta, Georgia; Boston, Massachusetts; Minneapolis, Minnesota; Washington, D.C.; Orlando, Florida; Dallas, Texas; Houston, Texas; Chicago, Illinois; Detroit, Michigan; and metropolitan New York, New York. These employees are involved in acquiring and developing properties, as well as performing asset and property management services for our real estate properties and tenants.

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

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2016, no individual tenant represents 10% or more of our anticipated future revenues under non-cancelable leases. Additionally, no individual tenant represented 10% or more of our revenues for the year ended December 31, 2016.

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as employment rates and changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office use due to technological advances which may make telecommuting more prevalent;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or under insured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	significant changes in accounting standards and tax laws.

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

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. The competition for credit worthy tenants is intense, and we may have difficulty competing with competitors, especially those who have purchased properties at discounted prices allowing them to offer space at reduced rental rates. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, this intense competition may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have.

If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space to new tenants, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be adversely affected.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate, particularly in Washington, D.C., the New York metropolitan area, and Chicago where we have high concentrations of our ALR.

Because our portfolio consists of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Our properties located in Washington, D.C., the New York metropolitan area, and Chicago account for approximately 19.5%, 11.8%, and 11.6% respectively, of our ALR. As a result, we are particularly susceptible to adverse market conditions in these particular areas, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in the markets in which we have a concentration of properties, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties, which may reduce cash flow and harm our operating performance, thereby limiting our ability to make or maintain competitive distributions to our stockholders.

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

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2016, our most substantial non-U.S. governmental lead tenants, based on ALR, were State of New York (approximately 4.4%), US Bancorp (approximately 3.8%), Independence Blue Cross (approximately 3.2%) and GE (approximately 2.8%). The revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2016, approximately 2.5% of our ALR was comprised of leases with tenant-controlled options to exercise early termination rights (including contractions and terminations of whole leases) that could be effected during the subsequent twelve month period. Leases comprising approximately 1.1% of our ALR would require the tenant to pay a termination fee, while 1.4% of our ALR would not require a termination fee upon execution. Substantially all of the leases which would not require a fee upon termination are government leases which can only be terminated due to non-appropriation of budgetary funding. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own five properties in which some or all of the tenants in each property are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy, any of which could adversely affect our financial condition, results of operations, cash flows and the ability to pay dividends on, and the market price of our common stock.

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

We are currently engaged in various development and re-development projects where we may be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. Further, we may incur unanticipated additional costs related to disputes with existing tenants during redevelopment projects. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Projects with long lead times may increase leasing risk due to changes in market conditions.

Our real estate development strategies may not be successful.

From time to time, we engage in development and redevelopment activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

Our portfolio maintains significant holdings in markets such as Washington, D.C., the New York metropolitan area, Chicago, and Boston, each of which has been, and continues to be, a high risk geographical area for terrorism and threats of terrorism. Future terrorist attacks and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

We face risks related to the occurrence of cyber incidents, or a deficiency in our cyber-security, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include physical harm to occupants of our buildings, physical damage to our buildings, operational interruption, damage to our relationship with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows. Although we make efforts to maintain the security and integrity of these types of information technology networks, building systems, and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive general liability, fire, extended coverage, business interruption rental loss coverage, environmental, cyber-security, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional or cyber terrorism, chemical, biological, nuclear and radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Under the Terrorism Risk Insurance Act ("TRIA"), which is effective through 2020, United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders may insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

We have one property located in California, an area that is especially susceptible to earthquakes, which represents approximately 2.9% of our ALR. If an earthquake materially damages, destroys or impairs the use by tenants of this property and the loss is not fully insured, the value of the asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

As of December 31, 2016, we owned an interest in one property representing approximately 0.1 million rentable square feet through an unconsolidated joint venture. In the future we may enter into additional strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including but not limited to the following:

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

Compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures or may impose additional liabilities on us, including environmental liabilities. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, liabilities, fines, or damages we must pay will reduce our cash flows and ability to make distributions and may reduce the value of our stockholders’ investment.

As the present or former owner or operator of real property, we could become subject to liability for environmental contamination, regardless of whether we caused such contamination.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. As a result our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants.

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

Some of our properties have building materials that contain asbestos. Environmental laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. In addition, environmental laws and the common law may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos.

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

Some of our tenants may handle regulated substances and wastes as part of their operations at our properties. Environmental laws regulate the handling, use, and disposal of these materials and subject our tenants, and potentially us, to liability resulting from non-compliance with these requirements. The properties in our portfolio also are subject to various federal, state, and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether or the extent to which existing requirements or their enforcement will change or whether future requirements will require us to make significant unanticipated expenditures, either of which could materially and adversely impact our financial condition, results of operations, cash flows, cash available for distribution to stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations. If our tenants become subject to liability for noncompliance, it could affect their ability to make rental payments to us.

We depend on key personnel, each of whom would be difficult to replace.

Our continued success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. Our ability to retain our management team, or to attract suitable replacements should any member of the management team leave, is dependent on the competitive nature of the employment market. The loss of services of one or more key members of our management team could adversely affect our results of operations and slow our future growth. While we have planned for the succession of each of the key members of our management team, our succession plans may not effectively prevent any adverse effects from the loss of any member of our management team. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

We may be subject to litigation, which could have a material adverse effect on our financial condition.

From time to time, we may be subject to legal action arising in the ordinary course of our business or otherwise. Such action could result in additional expenses which, if uninsured, could adversely impact our earnings and cash flows, thereby impacting our ability to service our debt and make quarterly distributions to our stockholders. There can be no assurance that our insurance policies will fully cover any payments or legal costs associated with any potential legal action. Further, the ultimate resolution of such action could impact the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

If our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that these processes will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

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

As of December 31, 2016, we had total outstanding indebtedness of approximately $2.0 billion and a total debt to gross assets ratio of 36.9%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

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

Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2016, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

Moreover, any acceleration of, or default, with respect to any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness. In addition, while we do not currently anticipate doing so, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties if circumstances warrant that action. If we were to give a guaranty on behalf of an entity that owns one of our properties, we would be responsible to the lender for satisfaction of the debt if it were not paid by such entity. If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

Currently, the outstanding draws on our $500 Million Unsecured 2015 Line of Credit and our $170 Million Unsecured 2015 Term Loan are our only debt instruments that bear interest at a floating rate. All of our other debt is either fixed rate or has been effectively fixed through interest rate swap agreements. In addition, the outstanding draws under the $500 Million Unsecured 2015 Line of Credit, are subject to various length LIBOR locks; however, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

Changes in interest rates could have adverse effects on our cash flows as a result of our interest rate derivative contracts.

We have entered into various interest rate derivative agreements to effectively fix our exposure to interest rates under certain of our existing and anticipated debt facilities. To the extent interest rates are higher than the fixed rate in the respective contract, we would realize cash savings as compared to other market participants. However, to the extent interest rates are below the fixed rate in the respective contract, we would make higher cash payments than other similar market participants, which would have an adverse effect on our cash flows as compared to other market participants.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2016.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2016, we owned interests in 65 in-service office properties, plus one redevelopment asset, two development assets, and one building through an unconsolidated joint venture. Approximately 87% of our ALR was generated in select submarkets located primarily within eight major U.S. office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of December 31, 2016 and 2015, the in-service portfolio was 94.2% and 91.5% leased, respectively, with an average lease term remaining as of each period end of approximately seven years.

ALR (see Item 1. Business - "Information Regarding Disclosures Presented" above) related to our in-service portfolio of 65 properties was $576.1 million, or $32.39 per leased square foot, as of December 31, 2016 as compared with $550.3 million, or $31.77 per leased square foot, as of December 31, 2015.

Property Statistics

The tables below include statistics for our in-service properties that we own directly and through our consolidated joint ventures, but do not include our respective ownership interests in the property that we own through an unconsolidated joint venture. Annualized Lease Revenue is defined in Item 1 of this Annual Report on Form 10-K.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2016, during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of Annualized Lease Revenue (%)
Available space	$—	1,096	—
2017 (1)	40,860	1,229	7.1
2018	41,658	1,390	7.2
2019	71,287	2,279	12.4
2020	45,979	1,568	8.0
2021	31,022	1,058	5.4
2022	48,698	1,587	8.5
2023	31,127	1,104	5.4
2024	44,896	1,532	7.8
2025	28,342	898	4.9
2026	26,414	848	4.6
2027	39,788	1,214	6.9
2028	57,315	1,290	9.9
Thereafter	68,744	1,792	11.9
	$576,130	18,885	100.0
Development and Redevelopment Properties		697
Total Rentable Square Feet		19,582

(1)	Includes leases with an expiration date of December 31, 2016 aggregating approximately 64,000 square feet and ALR of $1.9 million.

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2016.

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)
Washington, D.C.	$112,120	2,701	19.5
New York	68,139	1,767	11.8
Chicago	66,821	2,094	11.6
Atlanta	58,918	2,395	10.2
Dallas	53,786	2,113	9.4
Boston	52,032	1,828	9.0
Minneapolis	49,118	1,619	8.5
Orlando	41,102	1,438	7.1
Other	74,094	2,930	12.9
	$576,130	18,885	100.0
Development and Redevelopment Properties		697
Total Rentable Square Feet		19,582

The map below graphically depicts the eight major U.S. office markets on which we primarily focus (representing approximately 87% of our ALR) as of December 31, 2016:

9% Minneapolis
12% Chicago
9% Boston
12% New York Metro
20% Washington D.C.
10% Atlanta
9% Dallas
7% Orlando

The following table shows the tenant industry diversification of our in-service portfolio as of December 31, 2016.

Industry		Annualized Lease Revenue (in thousands)	Leased Square Footage (in thousands)	Percentage of Annualized Lease Revenue (%)
Governmental Entity		$83,170	1,674	14.4
Business Services		57,851	2,069	10.0
Depository Institutions		41,396	1,398	7.2
Engineering, Accounting, Research, Management & Related Services		39,039	1,106	6.8
Insurance Carriers		30,033	1,192	5.2
Nondepository Credit Institutions		29,385	951	5.1
Insurance Agents, Brokers & Services		28,936	963	5.0
Security & Commodity Brokers, Dealers, Exchanges & Services		22,488	720	3.9
Legal Services		21,609	706	3.8
Communications		20,198	630	3.5
Electronic & Other Electrical Equipment & Components, Except Computer		19,959	581	3.5
Educational Services		15,115	386	2.6
Real Estate		14,601	467	2.5
Eating & Drinking Places		14,164	459	2.5
Food & Kindred Products		11,995	408	2.1
Other	(1)	126,191	4,079	21.9
		$576,130	17,789	100.0

(1)	Not more than 2% is attributable to any individual industry.

The following table shows the tenant diversification of our in-service portfolio as of December 31, 2016.

Tenant	Number of Properties	Expiration Date(s) (1)		Annualized Lease Revenues (in thousands) (2)	Percentage of Annualized Lease Revenues (%)
U.S. Government	5	Various	(3)	$47,121	8.2
State of New York	1	2019		25,242	4.4
US Bancorp	3	2023 / 2024		22,061	3.8
Independence Blue Cross	1	2033		18,370	3.2
GE	1	2027		16,394	2.8
Nestle	1	2021		11,752	2.0
City of New York	1	2020		10,846	1.9
Gallagher	2	2018		9,624	1.7
Nuance Communications	2	2018 / 2030		9,088	1.6
Catamaran	1	2025		8,713	1.5
Motorola	1	2028		8,154	1.4
Caterpillar Financial	1	2022		8,137	1.4
Harvard University	2	2032 / 2033		7,343	1.3
District of Columbia	2	2028		6,903	1.2
Raytheon	2	2019		6,389	1.1
Goldman Sachs	2	2018		6,325	1.1
Towers Watson	1	2017		6,008	1.0
Henry M Jackson	2	2022		5,830	1.0
Schlumberger Technology	1	2020		5,774	1.0
First Data Corporation	1	2027		5,705	1.0
Epsilon Data Management	1	2026		5,677	1.0
Other		Various	(4)	324,674	56.4
				$576,130	100.0

(1)	Represents the expiration year of the majority of the square footage leased by the tenant.

(2)	Approximately 66% of our ALR is derived from investment grade or nationally recognized companies or government agencies.

(3)	Various expirations ranging from 2016 to 2031.

(4)	Not more than 1% of ALR is attributable to any individual tenant.

Certain Restrictions Related to our Properties

Control of one of our properties is limited to a certain extent because the property is owned through an unconsolidated joint venture that we do not exclusively control. In addition, certain of our properties are held as collateral for debt, and another property is subject to a ground lease. Refer to Schedule III listed in the index of Item 15(a) of this report, which details four properties held as collateral for debt facilities and one property subject to a ground lease as of December 31, 2016.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 20, 2017, there were 11,463 common stockholders of record of our common stock.

The high and low sales prices for our common stock and the dividends declared on our outstanding common stock to stockholders during 2016 and 2015 were as follows:

	2016 Quarters
	First	Second	Third	Fourth
High	$20.49	$21.54	$22.28	$21.76
Low	$16.93	$19.36	$20.34	$18.61
Dividend per common share	$0.21	$0.21	$0.21	$0.21

	2015 Quarters
	First	Second	Third	Fourth
High	$20.15	$19.04	$18.95	$19.85
Low	$17.61	$16.83	$16.54	$17.77
Dividend per common share	$0.21	$0.21	$0.21	$0.21

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on December 31, 2011 through December 31, 2016. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2011	2012	2013	2014	2015	2016
Piedmont Office Realty Trust, Inc.	$100.00	$110.98	$106.13	$126.45	$132.74	$153.47
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
FTSE NAREIT Equity REITs	$100.00	$118.06	$120.97	$157.43	$162.46	$176.30
FTSE NAREIT Equity Office	$100.00	$114.15	$120.52	$151.68	$152.11	$172.14

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2016, we did not repurchase any shares of our common stock in the open market; however, we retain board authorization to repurchase shares of our common stock pursuant to a stock repurchase plan. The remaining capacity of this plan is as follows for the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2016 to October 31, 2016	—	$—	—	$70,238
November 1, 2016 to November 30, 2016	—	$—	—	$70,238
December 1, 2016 to December 31, 2016	—	$—	—	$70,238	(1)
Total	—	$—	—

(1)
Amounts available for purchase relate only to our stock repurchase plan, which was announced on June 24, 2015. Our board of directors authorized the repurchase of up to $200 million of shares of our common stock pursuant to the stock repurchase plan through June 23, 2017. The share repurchase plan is separate from shares purchased for DRP issuance.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2016	2015	2014	2013	2012
Statement of Income Data:
Total revenues	$555,715	$584,769	$566,252	$549,610	$520,704
Property operating costs (1)	$218,934	$242,022	$239,431	$220,965	$206,162
Depreciation and amortization	$202,852	$195,389	$195,175	$166,070	$158,277
Impairment loss on real estate assets	$30,898	$40,169	$—	$—	$—
General and administrative expenses (1)	$29,244	$30,346	$23,825	$21,695	$20,794
Other income/(expense)	$(64,477)	$(72,158)	$(67,742)	$(68,682)	$(75,937)
Income from continuing operations	$9,310	$4,685	$40,079	$72,198	$59,534
Income and gain on sale of real estate assets from discontinued operations	$—	$83	$2,152	$26,545	$33,685
Gain on sale of real estate assets not classified as discontinued operations	$98,562	$168,237	$1,132	$—	$—
Net loss/(income) applicable to noncontrolling interest	$15	$(15)	$(15)	$(15)	$(15)
Net income applicable to Piedmont	$107,887	$172,990	$43,348	$98,728	$93,204
Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$0.74	$1.15	$0.27	$0.44	$0.35
Income from discontinued operations per share—basic and diluted	$—	$—	$0.01	$0.16	$0.20
Net income applicable to Piedmont per share—basic and diluted	$0.74	$1.15	$0.28	$0.60	$0.55
Cash dividends declared per common share	$0.84	$0.84	$0.81	$0.80	$0.80
Weighted-average shares outstanding—basic (in thousands)	145,230	150,538	154,452	165,013	170,312
Weighted-average shares outstanding—diluted (in thousands)	145,635	150,880	154,585	165,137	170,441
Balance Sheet Data (at period end):
Total assets	$4,449,347	$4,434,535	$4,787,834	$4,657,329	$4,248,421
Total stockholders’ equity	$2,178,882	$2,196,444	$2,312,015	$2,461,159	$2,640,495
Outstanding debt	$2,020,475	$2,029,510	$2,269,922	$1,993,446	$1,410,071
Ratio of Earnings to Fixed Charges	2.6	3.2	1.5	2.1	1.9
NAREIT Funds from Operations Data (2):
GAAP net income applicable to common stock	$107,887	$172,990	$43,348	$98,728	$93,204
Depreciation and amortization	202,268	194,943	195,345	170,158	164,750
Loss on consolidation	—	—	—	898	—
Impairment loss	30,898	40,169	—	12,046	—
Gain on sale- wholly-owned properties and unconsolidated partnerships	(98,562)	(168,236)	(2,161)	(31,292)	(27,577)
NAREIT Funds From Operations applicable to common stock (2)	$242,491	$239,866	$236,532	$250,538	$230,377
Acquisition costs	976	919	560	1,763	141
Loss on settlement of swaps	—	38	—	—	—
Net loss/(recoveries) of casualty loss and litigation settlements	(34)	278	(6,992)	(11,828)	12,670
Core Funds From Operations applicable to common stock (2)	$243,433	$241,101	$230,100	$240,473	$243,188
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,610	2,547	2,632	2,664	2,648
Depreciation of non real estate assets	841	755	508	406	502
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(26,609)	(20,305)	(33,848)	(23,375)	(22,831)
Stock-based and other non-cash compensation	5,620	7,090	3,975	1,590	2,246
Acquisition costs	(976)	(919)	(560)	(1,763)	(141)
Non-incremental capital expenditures	(35,568)	(44,136)	(84,630)	(102,977)	(87,657)
Adjusted Funds From Operations applicable to common stock (2)	$189,351	$186,133	$118,177	$117,018	$137,955

(1)	Prior period amounts have been adjusted to conform with the current period presentation.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

We are a fully integrated, self-managed real estate investment trust specializing in the acquisition, development, management, and ownership of primarily high-quality Class A office buildings in select submarkets located primarily within eight major U.S. office markets and leased primarily to high-credit-quality tenants. We operate as a real estate investment trust for federal income tax purposes.

As of December 31, 2016, we owned and operated 65 in-service office properties, plus one redevelopment asset, two development assets and one office building through an unconsolidated joint venture. During the two years ended December 31, 2016, we have been actively managing the composition of our portfolio to further concentrate our holdings in our select submarkets, as evidenced by the disposition of eighteen assets in non-core markets, and the acquisition of nine assets in the major markets in which we focus. As a result, approximately 87% of our ALR is generated in select submarkets located primarily within eight major U.S. office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

Our portfolio of primarily Class A commercial office buildings was 94.2% and 91.5% leased as of December 31, 2016 and 2015, respectively. As we typically lease to large corporate users, our average lease size is approximately 23,000 square feet and as of December 31, 2016, we had an average lease term remaining of slightly under seven years. Our tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with 66% of our ALR derived from such tenants. No tenant other than the U.S. government accounts for more than 5% of our ALR.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2015 Line of Credit as our primary sources of immediate liquidity. As mentioned above, during the year ended December 31, 2016, we continued our ongoing portfolio refinement strategy by disposing of nine non-strategic assets. Using net sales proceeds from those dispositions, cash on hand, and borrowings under our $500 Million Unsecured 2015 Line of Credit, we acquired a property in each of the following markets: Boston, Massachusetts, Atlanta, Georgia, and Dallas, Texas; as well as a 99% interest in a joint venture owning two assets in Orlando, Florida. As of the filing date, we have $309.0 million of unused capacity under our line of credit. From time to time, we may also seek additional secured or unsecured borrowings from third-party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2016 and 2015, we incurred the following types of capital expenditures (in thousands):

	December 31, 2016	December 31, 2015
Capital expenditures for new development	$18,886	$34,466
Capital expenditures for redevelopment/ renovations	8,532	17,283
Other capital expenditures, including tenant improvements	82,810	66,922
Total capital expenditures (1)	$110,228	$118,671

(1)
Of the total amounts paid, approximately $7.1 million and $6.0 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2016 and 2015, respectively.

"Capital expenditures for new development" relate to new office development projects. During the year ended December 31, 2016, such expenditures primarily related to the construction of 500 TownPark, our recently completed, approximately 134,000 square foot, approximately 80% pre-leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida. During the year ended December 31, 2015, our only active new development project was Enclave Place, our now-complete, approximately 301,000 square foot, 11-story office tower in Houston, Texas.

"Capital expenditures for redevelopment/renovations" during both the year ended December 31, 2016 and 2015 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $35.3 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $29.8 million as of December 31, 2016.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during year ended December 31, 2016, we committed to spend approximately $3.70 and $1.57 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the year ended December 31, 2015, we committed to spend approximately $4.79 and $1.75 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are several other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, our Board of Directors has authorized a $200 million stock repurchase program, of which approximately $70.2 million of authorized capacity remains, pursuant to which we may use capital resources to purchase our common stock. Finally, our next debt maturity, a $140 million fixed rate mortgage, opens for prepayment in August 2017 and we expect to use net sales proceeds from disposition of properties or borrowings under our $500 Million Unsecured 2015 Line of Credit to repay the obligation. On a longer term basis, we expect to use capital to pay down our line of credit and to repay other debt when such obligations become due.

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

Results of Operations (2016 vs. 2015)

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis decreased from $1.15 for the year ended December 31, 2015 to $0.74 for the year ended December 31, 2016 primarily due to gains recognized on the sale of several of our properties, including Aon Center in Chicago, Illinois, during 2015 of $168.2 million as compared to gains recognized on sale transactions during 2016 of $98.6 million. The decrease was partially offset by a $9.1 million decrease in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as a result of a net decrease in our average debt outstanding.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2016 vs. the year ended December 31, 2015

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2016%		December 31, 2015%		Variance
Revenue:
Rental income	$459.9		$468.9		$(9.0)
Tenant reimbursements	93.9		113.9		(20.0)
Property management fee revenue	1.9		2.0		(0.1)
Total revenues	555.7	100%	584.8	100%	(29.1)
Expense:
Property operating costs	218.9	39%	242.0	41%	(23.1)
Depreciation	127.7	23%	134.5	23%	(6.8)
Amortization	75.1	15%	60.9	11%	14.2
Impairment losses on real estate assets	30.9	5%	40.2	7%	(9.3)
General and administrative	29.3	5%	30.4	5%	(1.1)
Real estate operating income	73.8	13%	76.8	13%	(3.0)
Other income (expense):
Interest expense	(64.9)	12%	(74.0)	12%	9.1
Other income/(expense)	—	—%	1.6	—%	(1.6)
Net loss from casualty events and litigation settlements	—	—%	(0.3)	—%	0.3
Equity in income of unconsolidated joint ventures	0.4	—%	0.6	—%	(0.2)
Income from continuing operations	$9.3	2%	$4.7	1%	$4.6
Income from discontinued operations	$—		$0.1		$(0.1)
Gain on sale of real estate assets	$98.6		$168.2		$(69.6)

Revenue

Rental income decreased approximately $9.0 million for the year ended December 31, 2016 as compared to the same period in the prior year primarily due to net disposition activity since January 1, 2015, which included the sale of our then-largest asset, Aon Center, during the fourth quarter of 2015. The net disposition activity contributed approximately $24.9 million to the variance; however, new leases commencing during 2015 and 2016 across our portfolio provided additional revenue of approximately $15.5 million which substantially offset the decrease.

Tenant reimbursements decreased approximately $20.0 million for the year ended December 31, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net disposition activity during 2015 and 2016, which contributed approximately $24.5 million to the variance. This decrease in reimbursement income was partially offset by the expiration of operating expense abatements for certain of our tenants, coupled with increased reimbursements due to occupancy gains across our portfolio.

Expense

Property operating costs decreased approximately $23.1 million for the year ended December 31, 2016 as compared to the same period in the prior year due to net disposition activity during 2015 and 2016.

Depreciation expense decreased approximately $6.8 million for the year ended December 31, 2016 compared to the same period in the prior year. Approximately $14.3 million of the variance was attributable to net disposition activity during 2015 and 2016, partially offset by approximately $5.0 million of depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2015, as well as a $1.2 million increase in expense in the current year associated with accelerated depreciation due to lease modifications or terminations as compared to the prior year.

Amortization expense increased approximately $14.2 million for the year ended December 31, 2016 compared to the same period in the prior year. Of the total variance, approximately $20.2 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2015 and 2016. This increase was partially offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2015.

During the year ended December 31, 2016, we recognized impairment charges to adjust the carrying values of our 150 West Jefferson building in Detroit, Michigan and our 9200, 9211, and 9221 Corporate Boulevard buildings in Rockville, Maryland to their estimated fair values in conjunction with changes in hold period assumptions for these assets. The total impairment loss recognized during the year ended December 31, 2016 was approximately $30.9 million (see Note 9 for details). During the year ended December 31, 2015, we recognized impairment charges of $40.2 million related to our 2 Gatehall Drive building in Parsippany, New Jersey and our Eastpoint I & II buildings in Mayfield Heights, Ohio.

General and administrative expenses decreased approximately $1.1 million for the year ended December 31, 2016 compared to the same period in the prior year primarily due to decreased accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense decreased approximately $9.1 million for the year ended December 31, 2016 as compared to the prior year, primarily as a result of a net decrease in our average debt outstanding as we used a portion of the proceeds from our disposition activity in both 2015 and 2016 to pay down secured debt and borrowings under our line of credit.

Other income/(expense) decreased approximately $1.6 million for the year ended December 31, 2016 as compared to the prior year. The variance is attributable to interest income recognized on a note receivable extended to the purchaser of our Copper Ridge Center building located in Lyndhurst, New Jersey during 2015, which was repaid in full in February 2016.

Results of Operations (2015 vs. 2014)

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis increased from $0.27 for the year ended December 31, 2014 to $1.15 for the year ended December 31, 2015 primarily due to gains recognized on the sale of several of our properties during 2015 of $168.2 million, including our then-largest asset, the Aon Center building. The increase was partially offset by the recognition of $40.2 million of impairment charges related to our 2 Gatehall Drive building and our Eastpoint I & II buildings. All of these assets were sold during the year ended December 31, 2015.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2015 vs. the year ended December 31, 2014

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2015%		December 31, 2014%		Variance
Revenue:
Rental income	$468.9		$454.6		$14.3
Tenant reimbursements	113.9		109.6		4.3
Property management fee revenue	2.0		2.1		(0.1)
Total revenues	584.8	100%	566.3	100%	18.5
Expense:
Property operating costs	242.0	41%	239.5	42%	2.5
Depreciation	134.5	23%	138.6	25%	(4.1)
Amortization	60.9	11%	56.6	10%	4.3
Impairment loss on real estate assets	40.2	7%	—	—%	40.2
General and administrative expense	30.4	5%	23.8	4%	6.6
Real estate operating income	76.8	13%	107.8	19%	(31.0)
Other income (expense):
Interest expense	(74.0)	12%	(74.4)	13%	0.4
Other income/(expense)	1.6	—%	0.1	—%	1.5
Net recoveries/(loss) from casualty events and litigation settlements	(0.3)	—%	7.0	1%	(7.3)
Equity in income/(loss) of unconsolidated joint ventures	0.6	—%	(0.4)	—%	1.0
Income from continuing operations	$4.7	1%	$40.1	7%	$(35.4)
Income from discontinued operations	$0.1		$2.2		$(2.1)
Gain on sale of real estate assets	$168.2		$1.1		$167.1

Revenue

Rental income increased approximately $14.3 million for the year ended December 31, 2015 as compared to the same period in the prior year primarily due to an increase in leased space at several of our existing properties. Although we recognized approximately $17.6 million of rental revenue attributable to properties acquired during 2014 and 2015, the increase was offset by the sale of nine assets during the same period, including our then-largest asset, the Aon Center building, which was sold in late October 2015.

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

Expense

Property operating costs increased approximately $2.5 million for the year ended December 31, 2015 as compared to the same period in the prior year due to increased occupancy at certain of our assets, as well as increased property tax expense at certain of our properties as a result of higher valuations, partially offset by net disposition activity during 2015.

Depreciation expense decreased approximately $4.1 million for the year ended December 31, 2015 compared to the same period in the prior year. The variance is primarily due to the net impact of acquisition and disposition activity during 2015, partially offset by depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2014.

Amortization expense increased approximately $4.3 million for the year ended December 31, 2015 compared to the same period in the prior year. Approximately $7.5 million of the increase is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2014 and 2015, offset by the reduction in amortization expense from dispositions over the same period. Additionally, the increase between periods is net of approximately $2.7 million related to the acceleration of amortization expense in 2014 related to two lease terminations.

During the year ended December 31, 2015, we recognized approximately $40.2 million in impairment charges related to a change in hold period assumptions for our Eastpoint I & II buildings and our 2 Gatehall Drive building.

General and administrative expenses increased approximately $6.6 million for the year ended December 31, 2015 compared to the prior year primarily due to the accrual of potential incentive and performance-based compensation costs driven by improved operating results during 2015, including $1.5 million of expense as a result of increasing accruals related to previous years under our respective three-year stock performance plans.

Other Income (Expense)

Interest expense decreased approximately $0.4 million for the year ended December 31, 2015 as compared to the prior year as a result of refinancing our line of credit on more favorable terms and lower average outstanding debt balances during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Other income/(expense) increased approximately $1.5 million for the year ended December 31, 2015 as compared to the prior year. The variance is primarily attributable to $2.6 million of interest income associated with a secured note receivable from the purchaser of our Copper Ridge Center building, offset by a decrease in non-recurring income associated with the sale of density rights during 2014.

We recognized a decrease in net recoveries of casualty loss and litigation settlement expense for the year ended December 31, 2015 compared to the prior year of approximately $7.3 million. Such recoveries are non-recurring in nature and are largely associated with the receipt of insurance proceeds related to casualty losses resulting from Hurricane Sandy in 2012.

Equity in income of unconsolidated joint ventures for the year ended December 31, 2014 included the operations of two properties; Two Park Center located in Hoffman Estates, Illinois, and 8560 Upland Drive located in Parker, Colorado. The Two Park Center building was sold in May 2014, resulting in a loss. The results of operations from unconsolidated joint ventures in 2015 consist solely of the remaining 8560 Upland Drive property.

Income from Discontinued Operations

The operations of all assets sold prior to April 1, 2014 are classified as discontinued operations (see Note 14 to our accompanying consolidated financial statements for a complete listing) in the accompanying consolidated statements of income for all periods presented. The presentation of discontinued operations in the future is subject to the occurrence and timing of future property dispositions that meet the amended criteria to be classified as discontinued operations.

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

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt, acquisition-related expenses, and any significant non-recurring items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to that of other REITs.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2016	Per Share (1)	2015	Per Share(1)	2014	Per Share(1)
GAAP net income applicable to common stock	$107,887	$0.74	$172,990	$1.15	$43,348	$0.28
Depreciation of real assets (2)	127,129	0.87	133,992	0.89	138,497	0.90
Amortization of lease-related costs (2)	75,139	0.52	60,951	0.40	56,848	0.37
Impairment loss on real estate assets	30,898	0.21	40,169	0.27	—	—
Gain on sale- wholly-owned properties	(98,562)	(0.67)	(168,236)	(1.12)	(2,330)	(0.02)
Loss on sale- unconsolidated partnerships	—	—	—	—	169	—
NAREIT Funds From Operations applicable to common stock	$242,491	$1.67	$239,866	$1.59	$236,532	$1.53
Adjustments:
Acquisition costs	976	—	919	0.01	560	—
Loss on settlement of swaps	—	—	38	—	—	—
Net loss/(recoveries) from casualty events and litigation settlements	(34)	—	278	—	(6,992)	(0.04)
Core Funds From Operations applicable to common stock	$243,433	$1.67	$241,101	$1.60	$230,100	$1.49
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Unsecured Senior Notes	2,610		2,547		2,632
Depreciation of non real estate assets	841		755		508
Straight-line effects of lease revenue (2)	(21,544)		(15,734)		(29,121)
Stock-based and other non-cash compensation	5,620		7,090		3,975
Net effect of amortization of below-market in-place lease intangibles	(5,065)		(4,571)		(4,727)
Acquisition costs	(976)		(919)		(560)
Non-incremental capital expenditures (3)	(35,568)		(44,136)		(84,630)
Adjusted Funds From Operations applicable to common stock	$189,351		$186,133		$118,177
Weighted-average shares outstanding – diluted	145,635		150,880		154,585

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

Since Property NOI is a metric based on the entire portfolio, it can be affected by the size and number of properties in our portfolio at any time. During the two years ended December 31, 2016, we have been actively managing the composition of our portfolio to further concentrate our holdings in select submarkets within our eight major U.S. markets. We have disposed of eighteen assets, since January 1, 2015, including the sale of Aon Center, our then largest asset, during the fourth quarter of 2015. While we believe that furthering the concentration of our assets in our specific submarkets will provide growth on a Same Store Net Operating Income (cash basis) ("Same Store Cash NOI") and FFO per share basis, as well as improve the overall quality of our portfolio, as a result of this net disposition activity our total Property NOI decreased for the year ended December 31, 2016 as compared to the prior year.

We calculate Same Store Cash NOI as Property NOI attributable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store Cash NOI also excludes amounts attributable to unconsolidated joint venture assets. Same Store Cash NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store Cash NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store Cash NOI in the same manner as we do; therefore, our computation of Same Store Cash NOI may not be comparable to that of other REITs. Same Store Cash NOI improved for the year ended December 31, 2016 as compared to the prior year due to improved occupancy and the expiration of rental abatements.

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI and Same Store Cash NOI for the years ended December 31, 2016 and December 31, 2015, respectively (in thousands):

	December 31, 2016	December 31, 2015

Net income attributable to Piedmont (GAAP Basis)	$107,887	$172,990

Net loss/(income) attributable to noncontrolling interest	(15)	15
Interest expense (1)	64,860	73,998
Depreciation (1)	127,970	134,747
Amortization (1)	75,139	60,951
Acquisition costs	976	919
Impairment loss on real estate assets (1)	30,898	40,169
Net loss/(recoveries) from casualty events and litigation settlements (1)	(34)	278
Gain on sale of real estate assets (1)	(98,562)	(168,236)
General & administrative expenses (1)	29,306	30,388
Management fee revenue	(1,034)	(1,115)
Other (income)/expense (1)	(458)	(2,484)
Straight line rent adjustment (1)	(21,544)	(15,734)
Net effect of amortization of below-market in-place lease intangibles (1)	(5,065)	(4,571)
Property NOI (Cash Basis)	310,324	322,315

Acquisitions (2)	(28,140)	(5,070)
Dispositions (3)	(9,161)	(56,276)
Unconsolidated joint ventures	(461)	(793)

Same Store Cash NOI (Cash Basis)	$272,562	$260,176

Change period over period in Same Store Cash NOI	4.8%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of Park Place on Turtle Creek in Dallas, Texas, purchased on January 16, 2015; 80 Central Street in Boxborough, Massachusetts, purchased on July 24, 2015; SunTrust Center in Orlando, Florida, purchased on November 4, 2015; Galleria 300 in Atlanta, Georgia, purchased on November 4, 2015; Glenridge Highlands One in Atlanta, Georgia, purchased on November 24, 2015; CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; and 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016.

(3)
Dispositions consist of 3900 Dallas Parkway in Plano, Texas, sold on January 30, 2015; 5601 Headquarters Drive in Plano, Texas, sold on April 28, 2015; River Corporate Center in Tempe, Arizona, sold on April 29, 2015; Copper Ridge Center in Lyndhurst, New Jersey, sold on May 1, 2015; Eastpoint I & II in Mayfield Heights, Ohio, sold on July 28, 2015; 3750 Brookside Parkway in Alpharetta, Georgia, sold on August 10, 2015; Chandler Forum in Chandler, Arizona, sold on September 1, 2015; Aon Center in Chicago, Illinois, sold on October 29, 2015; 2 Gatehall Drive in Parsippany, New Jersey, sold on December 21, 2015; 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016; 11695 Johns Creek Parkway in Johns Creek, Georgia, sold on December 22, 2016; and Braker Pointe III in Austin, Texas, sold on December 29, 2016.

Overview

Our portfolio is a national portfolio located primarily in eight geographic markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 23,000 square feet with just under seven years of lease term remaining as of December 31, 2016. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, two new development properties, and one redevelopment property, our current in-service portfolio of 65 office properties was 94.2% leased as of December 31, 2016, up from 91.5% leased as of December 31, 2015, primarily as a result of transactional activity and the leasing of previously vacant space. As of December 31, 2016, scheduled lease expirations for the portfolio as a whole for 2017 were 7.1% of our ALR; therefore, our current leasing efforts are primarily focused on continuing to increase our leased percentage by leasing currently vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our leased percentage, Property NOI, and possibly our Same Store Cash NOI comparisons for our current in-service portfolio once any associated abatement periods expire. Our leased percentage may also fluctuate with the impact of various occupancy levels in our net acquisition and disposition activity. Additionally, our leased percentage will be reduced in early 2017 by placing in service approximately 700,000 square feet from our recently developed/re-developed assets: Enclave Place, 500 TownPark, and 3100 Clarendon Boulevard.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store Cash NOI. In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced. As of December 31, 2016, we had approximately 378,000 square feet of executed leases related to vacant space that had not yet commenced and approximately 1,223,000 square feet of commenced leases that were still in some form of abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store Cash NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a building by building basis.

Same Store Cash NOI increased 4.8% during the year ended December 31, 2016 when compared to the prior year primarily as a result of lease commencements and the expiration of rental abatements associated with several significant new leases. Property NOI and Same Store Cash NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat POH, a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. POH performs non-customary services for tenants of buildings that we own, including solar power generation, real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 25% (20% for taxable years beginning after 2017) of the value of our total assets.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 “Unconsolidated Joint Ventures” and Note 10 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) of the accompanying consolidated financial statements. The unconsolidated joint venture in which we have invested is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the table found in Contractual Obligations below.

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

The estimated fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. We rely on a sales comparison approach using closed land sales and listings in determining the land value, and determine the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

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

Valuation of Real Estate Assets and Investments in Joint Ventures which Hold Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. For wholly owned properties, when indicators of potential impairment are present, or when a sale in the near term is considered more than 50% probable, we assess whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, we adjust such assets to the respective estimated fair values and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the estimated fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the estimated fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the estimated fair value amount.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2016.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. When Piedmont settles forward starting swap agreements for gains/losses, the result is recorded as accumulated other comprehensive income and is amortized as an offset/increase to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). All of our interest rate derivative agreements as of December 31, 2016 are designated as cash flow hedges. See Note 7 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Accounting Pronouncements Adopted during the Year Ended December 31, 2016

As of January 1, 2016, we early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $1.7 million and $1.3 million related to income tax consequences for share-based compensation from cash outflows from operating activities to cash outflows from financing activities in the accompanying consolidated statements of cash flows for the years ended December 31, 2015 and 2014, respectively. Additionally, as of January 1, 2016, we also adopted Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40) “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement on a prospective basis, and Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on a retrospective basis. We had previously reported applicable transactions on our consolidated statement of cash flows in accordance with the clarifying provisions of ("ASU 2016-09"); therefore, there are no reclassifications associated with adoption. Finally, as of October 1, 2016, we early adopted the amended definition of a business described in Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis. We believe that the new guidance will result in more of our acquisitions being accounted for as asset acquisitions, with capitalization of acquisition costs, rather than as business combinations.

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

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10 and Accounting Standards Update 2016-12 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. The revenues impacted by the Revenue Recognition Amendments include a portion of our tenant reimbursement revenues and property management fee revenues. Lease contracts and reimbursement revenues associated with property taxes and insurance are specifically excluded from the Revenue Recognition Amendments. The Revenue Recognition Amendments are effective in the first quarter of 2018 for us. Management has substantially completed its initial assessment of the impact of adoption of the Revenue Recognition Amendments. Approximately 90% of our total revenues are derived from either long-term leases with our tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the Revenue Recognition Amendments. In addition, based on management's assessment to date, we do not expect the timing of the recognition of reimbursement revenue and revenue from management agreements to change as a result of the new guidance, though certain classifications may change. As a result, although management continues to evaluate the guidance and disclosures required by the

Revenue Recognition Amendments, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

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

The FASB has issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require entities to show the changes in the total cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between restricted cash and unrestricted cash in the statement of cash flows. ASU 2016-18 is effective for us in the first quarter of 2018, with early adoption permitted. We do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases for lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and we are currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the potential impact of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2016.

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt (1)	$2,029,582	$140,834	$649,974	(2) (3)	$328,774	(4)	$910,000
Operating lease obligations (5)	2,904	93	186		186		2,439
Total	$2,032,486	$140,927	$650,160		$328,960		$912,439

(1)
Amounts include principal payments only and balances outstanding as of December 31, 2016, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $69.0 million during the year ended December 31, 2016, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of December 31, 2016 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

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

(4)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.35% through maturity As such, we estimate incurring, exclusive of changes to our credit rating, approximately $10.1million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2020.

(5)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of December 31, 2016 is presented above.

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

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2016, our consolidated debt consisted of the following (in thousands):

	2017	2018	2019		2020		2021	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$170,000	$178,000	(2)	$—		$—	$—	$348,000
Variable rate average interest rate (1)	—%	1.78%	1.74%		—%		—%	—%	1.76%
Fixed rate repayments	$140,834	$960	$301,014	(3)	$301,072	(4)	$27,702	$910,000	$1,681,582
Fixed rate average interest rate (1)	5.76%	5.55%	2.79%		3.36%		5.55%	3.88%	3.77%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)
Includes the balance of our $500 Million Unsecured 2015 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020), provided we are not then in default and upon payment of extension fees.

(3)
The amount includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78% through maturity.

(4)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 3.35% through maturity.

As of December 31, 2015, our consolidated debt consisted of the following (in thousands):

	2016	2017	2018	2019		2020		Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—	$170,000	$21,000		$—		$—	$191,000
Variable rate average interest rate (1)	—%	—%	1.37%	1.39%		—%		—%	1.37%
Fixed rate repayments	$168,314	$140,908	$960	$301,014	(2)	$301,072	(3)	$937,702	$1,849,970
Fixed rate average interest rate (1)	5.55%	5.76%	5.55%	2.79%		2.40%		3.93%	3.78%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)
The amount includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%.

(3)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 3.35% through January 15, 2020.

As of December 31, 2016 and December 31, 2015, the estimated fair value of our debt above was approximately $2.0 billion. Our interest rate swap agreements in place at December 31, 2016 carried a notional amount totaling $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89%. Our interest rate swap agreements in place at December 31, 2015 carried a notional amount totaling $900 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.67%.

The variable rate debt outstanding as of December 31, 2016 is based on LIBOR or the prime rate plus a specified margin as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.00% and 1.125%, respectively (based on our current corporate credit rating).

A change in the market interest rate on the fixed, or effectively fixed, portion of our debt portfolio impacts the estimated fair value of the instrument but has no impact on interest incurred or cash flows.

As of December 31, 2016, a 1% increase in interest rates on our variable rate debt outstanding would increase interest expense approximately $3.5 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2016 or 2015.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2016, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of February, 2017.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ MICHAEL R. BUCHANAN	Chairman, and Director	February 21, 2017
Michael R. Buchanan

/s/ FRANK C. MCDOWELL	Vice-Chairman, and Director	February 21, 2017
Frank C. McDowell

/s/ WESLEY E. CANTRELL	Director	February 21, 2017
Wesley E. Cantrell

/s/ BARBARA B. LANG	Director	February 21, 2017
Barbara B. Lang

/s/ RAYMOND G. MILNES, JR.	Director	February 21, 2017
Raymond G. Milnes, Jr.

/s/ JEFFREY L. SWOPE	Director	February 21, 2017
Jeffrey L. Swope

/s/ DALE H. TAYSOM	Director	February 21, 2017
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 21, 2017
Kelly H. Barrett

/s/ DONALD A. MILLER, CFA	President and Director	February 21, 2017
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 21, 2017
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 21, 2017
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2016 FORM 10-K
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

3.4
Articles Supplementary to the Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc., as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 14, 2016)

3.5	Amended and Restated Bylaws of Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on January 22, 2010)

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

10.1
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.2
Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.3
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.4
Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.5
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated October 24, 2002, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.6
Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.7
First Amendment to Limited Liability Company Agreement of 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8
Limited Liability Company Agreement of 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9
First Amendment to Limited Liability Company Associates of 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.10
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.11
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.12
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.13
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.14*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.15*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.16*
Long-Term Incentive Program (as amended and restated effective April 27, 2016) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed on August 3, 2016)

10.17*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.18*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.19*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.20*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.21*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective April 28, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on July 29, 2015)

10.22*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.23*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.24*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.25*
Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.26*	Employment Agreement dated May 14, 2007, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.27*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.28*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report of Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.29*	Consulting Agreement, dated as of November 28, 2016, by and between the Company and Raymond L. Owens

10.30*	Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens

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

10.32
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.33
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

10.34
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

10.35
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

10.36
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

10.37
Loan Agreement dated as of June 23, 2015 between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.38	Open-End Mortgage and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 24, 2015)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Identifies each management contract or compensatory plan required to be filed.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Piedmont Office Realty Trust, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Atlanta, Georgia
February 21, 2017

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

We have audited Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Piedmont Office Realty Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Piedmont Office Realty Trust, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP
Atlanta, Georgia
February 21, 2017

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$669,848	$676,091
Buildings and improvements, less accumulated depreciation of $944,573 and $889,857 as of December 31, 2016 and December 31, 2015, respectively	2,927,324	2,837,463
Intangible lease assets, less accumulated amortization of $109,152 and $93,012 as of December 31, 2016 and December 31, 2015, respectively	99,695	84,663
Construction in progress	34,825	20,975
Real estate assets held for sale, net	—	76,614
Total real estate assets	3,731,692	3,695,806
Investment in and amounts due from unconsolidated joint venture	7,360	7,577
Cash and cash equivalents	6,992	5,441
Tenant receivables, net of allowance for doubtful accounts of $197 and $83 as of December 31, 2016 and December 31, 2015, respectively	26,494	26,339
Straight-line rent receivables	165,848	147,393
Notes receivable	—	45,400
Restricted cash and escrows	1,212	5,174
Prepaid expenses and other assets	23,655	24,777
Goodwill	180,097	180,097
Deferred lease costs, less accumulated amortization of $178,468 and $146,700 as of December 31, 2016 and December 31, 2015, respectively	305,997	288,041
Other assets held for sale, net	—	8,490
Total assets	$4,449,347	$4,434,535
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $10,269 and $12,779 as of December 31, 2016 and December 31, 2015, respectively	$1,687,731	$1,528,221
Secured debt, net of premiums and unamortized debt issuance costs of $1,161 and $1,319 as of December 31, 2016 and December 31, 2015, respectively	332,744	501,289
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	165,410	128,465
Deferred income	28,406	27,270
Intangible lease liabilities, less accumulated amortization of $49,225 and $42,315 as of December 31, 2016 and December 31, 2015, respectively	48,005	42,853
Interest rate swaps	8,169	9,993
Total liabilities	2,270,465	2,238,091
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2016 or December 31, 2015	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2016 or December 31, 2015	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 145,235,313 shares issued and outstanding as of December 31, 2016; and 145,511,644 shares issued and outstanding at December 31, 2015	1,452	1,455
Additional paid-in capital	3,673,128	3,669,977
Cumulative distributions in excess of earnings	(1,499,684)	(1,477,674)
Other comprehensive income	2,104	1,661
Piedmont stockholders’ equity	2,177,000	2,195,419
Noncontrolling interest	1,882	1,025
Total stockholders’ equity	2,178,882	2,196,444
Total liabilities and stockholders’ equity	$4,449,347	$4,434,535
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$459,890	$468,872	$454,635
Tenant reimbursements	93,961	113,881	109,548
Property management fee revenue	1,864	2,016	2,069
	555,715	584,769	566,252
Expenses:
Property operating costs	218,934	242,022	239,431
Depreciation	127,733	134,503	138,596
Amortization	75,119	60,886	56,579
Impairment loss on real estate assets	30,898	40,169	—
General and administrative	29,244	30,346	23,825
	481,928	507,926	458,431
Real estate operating income	73,787	76,843	107,821
Other income (expense):
Interest expense	(64,860)	(73,998)	(74,446)
Other income/(expense)	(13)	1,565	62
Net recoveries/(loss) from casualty events and litigation settlements	34	(278)	6,992
Equity in income/(loss) of unconsolidated joint ventures	362	553	(350)
	(64,477)	(72,158)	(67,742)
Income from continuing operations	9,310	4,685	40,079
Discontinued operations:
Operating income	—	84	954
Gain/(loss) on sale of real estate assets	—	(1)	1,198
Income from discontinued operations	—	83	2,152
Gain on sale of real estate assets	98,562	168,237	1,132
Net income	107,872	173,005	43,363
Less: Net loss/(income) applicable to noncontrolling interest	15	(15)	(15)
Net income applicable to Piedmont	$107,887	$172,990	$43,348
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.74	$1.15	$0.27
Income from discontinued operations	—	—	0.01
Net income applicable to common stockholders	$0.74	$1.15	$0.28
Weighted-average shares outstanding—basic	145,230,382	150,537,757	154,452,121
Weighted-average shares outstanding—diluted	145,634,953	150,880,116	154,585,273
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016		2015		2014

Net income applicable to Piedmont		$107,887		$172,990		$43,348
Other comprehensive income/(loss):
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 7)	(4,126)		(12,509)		(17,122)
Reclassification of previously recorded loss included in net income (See Note 7)	4,548		5,875		5,145
Gain/(loss) on investment in available for sale securities	21		(6)		—
Other comprehensive income/(loss)		443		(6,640)		(11,977)
Comprehensive income applicable to Piedmont		$108,330		$166,350		$31,371

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	157,461	$1,575	$3,668,906	$(1,231,209)	$20,278	$1,609	$2,461,159
Share repurchases as part of announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity			(4,054)				(4,054)
Dividends to common stockholders ($0.81 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont	—	—	—	43,348	—	—	43,348
Other comprehensive loss	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014	154,324	1,543	3,666,182	(1,365,620)	8,301	1,609	2,312,015
Share repurchases as part of an announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont	—	—	—	172,990	—	—	172,990
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015	145,512	1,455	3,669,977	(1,477,674)	1,661	1,025	2,196,444
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	107,887	—	—	107,887
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016	145,235	$1,452	$3,673,128	$(1,499,684)	$2,104	$1,882	$2,178,882

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$107,872	$173,005	$43,363
Operating distributions received from unconsolidated joint ventures	579	774	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,733	134,503	138,679
Amortization of debt issuance costs	1,702	1,768	1,578
Gain/(loss) on settlement of forward starting interest rate swaps	—	(1,284)	14,960
Other amortization	74,373	61,221	56,327
Impairment loss on real estate assets	30,898	40,169	—
Stock compensation expense	7,928	8,789	5,250
Equity in loss/(income) of unconsolidated joint ventures	(362)	(553)	350
Gain on sale of real estate assets, net	(98,562)	(168,237)	(2,330)
Retirement of shares returned from escrow	—	—	(1,479)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(26,747)	(29,478)	(40,505)
Decrease/(increase) in restricted cash and escrows	3,229	(5,256)	(135)
Decrease/(increase) in prepaid expenses and other assets	1,996	(828)	(1,884)
Increase/(decrease) in accounts payable and accrued expenses	3,729	(162)	2,995
Increase/(decrease) in deferred income	1,441	4,613	(277)
Net cash provided by operating activities	235,809	219,044	217,158
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(349,668)	(382,773)	(117,418)
Net cash held in escrow for acquisitions	—	—	(5,150)
Capitalized expenditures, net of accruals	(110,228)	(118,671)	(168,891)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	(4,000)	—
Net sale proceeds from wholly-owned properties	365,918	848,169	46,232
Net sale proceeds received from unconsolidated joint ventures	—	—	6,017
Investments in unconsolidated joint ventures	—	—	(42)
Deferred lease costs paid	(25,896)	(37,683)	(27,694)
Net cash provided by/(used in) investing activities	(119,874)	305,042	(266,946)
Cash Flows from Financing Activities:
Debt issuance costs paid	(264)	(1,081)	(1,294)
Proceeds from debt	695,000	1,301,858	1,052,527
Repayments of debt	(706,875)	(1,544,301)	(813,702)
Discount paid due to loan modification	—	—	(1,135)
Costs of issuance of common stock	(342)	(326)	—
Shares withheld to pay tax obligations related to employee stock compensation	(2,344)	(1,710)	(1,275)
Repurchases of common stock as part of announced plan	(7,943)	(158,860)	(54,802)
Dividends paid and discount on dividend reinvestments	(91,616)	(126,531)	(125,198)
Net cash provided by/(used in) financing activities	(114,384)	(530,951)	55,121
Net increase/(decrease) in cash and cash equivalents	1,551	(6,865)	5,333
Cash and cash equivalents, beginning of year	5,441	12,306	6,973
Cash and cash equivalents, end of year	$6,992	$5,441	$12,306
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015, AND 2014

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

As of December 31, 2016, Piedmont owned 65 in-service office properties, plus one redevelopment asset, two development assets, and one building through an unconsolidated joint venture. Piedmont's total consolidated portfolio consists of 19.6 million rentable square feet (unaudited) of primarily Class A commercial office space. The 65 in-service office properties comprise 18.9 million square feet (unaudited) and were 94.2% leased (unaudited) as of December 31, 2016. As of December 31, 2016, approximately 87% of Piedmont's Annualized Lease Revenue (unaudited) was generated from these 65 office properties in select submarkets located primarily within eight major U.S. office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Piedmont owns interests in two real properties through its ownership in 1201 Eye Street, N.W. Associates, LLC and 1225 Eye Street, N.W. Associates, LLC. Piedmont has evaluated these entities based on the criteria outlined above and concluded that these entities are VIEs, but that Piedmont has a controlling interest in both entities through its 100% ownership in Piedmont Washington Properties, Inc. Accordingly, Piedmont’s consolidated financial statements include the accounts of 1201 Eye Street, NW Associates, LLC and 1225 Eye Street, NW Associates, LLC. Additionally, during the year ended December 31, 2016 Piedmont purchased a 99% interest in a joint venture which owns the CNL Center I and CNL Center II buildings in Orlando, Florida. Piedmont evaluated its interest in the joint venture based on the same criteria mentioned above and concluded that it is not a VIE; however, the joint venture is consolidated under the voting model due to Piedmont's 99% ownership interest.

As of December 31, 2016, Piedmont also owned an interest in a property through an unconsolidated joint venture partnership. Although Piedmont is the majority equity participant in this joint venture, Piedmont and its co-venturer exercise joint control over the property. As a result, in accordance with GAAP, the accounts of this joint venture are not consolidated, but rather accounted for using the equity method of accounting in Piedmont’s consolidated financial statements.

Please refer to Note 6 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2016.

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

Real Estate Assets

Piedmont classifies its real estate assets as long-lived assets held for use or as long-lived assets held for sale. Held for use assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation. Held for sale assets are carried at lower of depreciated cost or estimated fair value, less estimated costs to sell. Piedmont generally reclassifies assets as held for sale once a sales contract has been executed and earnest money has become non-refundable.

Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development, or redevelopment, of a real estate asset is in progress. Approximately $4.6 million, $3.8 million, and $2.1 million of interest was capitalized for the years ended December 31, 2016, 2015, and 2014, respectively.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. For wholly owned properties, when indicators of potential impairment are present, or when a sale in the near term is considered more than 50% probable, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates) less estimated selling costs.

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, Piedmont records the fair value of properties as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

The estimated fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. Management relies on a sales comparison approach using closed land sales and listings in determining the land value, and determines the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates the cost to execute similar leases including leasing commissions, legal, and other related costs.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2016 and 2015, respectively, are as follows (in thousands):

	December 31, 2016	December 31, 2015
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$25,425	$23,684
In-Place Lease Valuation	$183,422	$153,991
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$261,075	$208,497
Intangible Lease Liabilities (Below-Market In-Place Leases)	$97,230	$85,168

For the years ended December 31, 2016, 2015, and 2014, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2016	2015	2014
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$58,150	$42,278	$36,007
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$5,066	$4,571	$4,727

Net intangible assets and liabilities as of December 31, 2016 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2017	$2,590	$24,511	$33,791	$9,138
2018	1,600	17,980	27,156	8,470
2019	910	13,646	22,205	7,270
2020	156	9,614	16,786	5,670
2021	104	8,447	14,731	5,468
Thereafter	227	19,910	36,451	11,989
	$5,587	$94,108	$151,120	$48,005

Weighted-Average Amortization Period (in years)	3	6	7	7

(1)	Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Investments in and Amounts Due from Unconsolidated Joint Ventures

Piedmont’s investment in its one unconsolidated joint venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, net income/(loss), and "other than temporary" impairment losses, if any, attributable to such joint ventures. Pursuant to the terms of the unconsolidated joint venture agreement, all income and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions from the unconsolidated joint venture are generally distributed to the partners on a quarterly basis and are classified on the accompanying consolidated statements of cash flow using the nature of distribution approach. Distributions of net cash from operations are classified as cash inflows from operating activities, as they are presumed to be returns on Piedmont’s investment in the joint venture. Proceeds received as the result of a sale of an asset from an unconsolidated joint venture are considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities. Due from unconsolidated joint venture represents operating distributions due to Piedmont from its investment in the unconsolidated joint venture which have been declared but not received as of period end.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments consist of investments in money market accounts stated at cost, which approximates estimated fair value, and available-for-sale securities resulting from Piedmont's non-qualified deferred compensation program carried at estimated fair value.

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates estimated fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. During the year ended December 31, 2016, Piedmont began classifying provisions for/(recoveries of) bad debts as property operating costs in the accompanying consolidated statements of income to include such expenses as a component of operating the underlying properties. Previously, such costs were presented as general and administrative expenses. Piedmont recognized approximately $216,000 of provisions for bad debts during the year ended December 31, 2016 as a component of property operating costs. In order to conform with the presentation used during the year ended December 31, 2016, Piedmont reclassified approximately $22,000 of provisions for bad debts for the year ended December 31, 2015, and approximately $5,000 of recoveries of bad debts for the year ended December 31, 2014.

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

Prepaid expenses and other assets will be expensed as utilized or depreciated in the case of Piedmont's corporate assets. Balances without a future economic benefit are expensed as they are identified. Deferred common area maintenance costs are amortized to property operating costs as the related reimbursement income is recognized over the period specified in the respective lease. Piedmont recognized amortization of deferred common area maintenance for the years ended December 31, 2016, 2015, and 2014 of approximately $1.4 million, $2.5 million, and $2.5 million, respectively.

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

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2016 and 2015, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as reductions or additions to interest expense in the consolidated income statements as incurred. Additionally, when Piedmont settles forward starting swap agreements, any gain or loss is recorded as accumulated other comprehensive income and is amortized to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Further, Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. Settlements resulting from the hedge of Piedmont's exposure to interest rate changes are classified as operating cash flows in the accompanying consolidated statements of cash flows.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition and direct payroll costs incurred related to negotiating and executing specific leases. For the years ended December 31, 2016, 2015, and 2014, Piedmont capitalized approximately $0.4 million, $1.0 million, and $0.7 million, respectively, of internal leasing and development costs.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•	Approximately $50.1 million, $42.5 million, and $40.9 million of deferred lease costs for the years ended December 31, 2016, 2015, and 2014, respectively, are included in amortization expense; and

•
Approximately $3.9 million, $4.7 million, and $4.2 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2016, 2015, and 2014, respectively, was included as an offset to rental income.

Upon receipt of a lease termination notice, Piedmont adjusts the amortization of any unamortized deferred lease costs to be recognized ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately upon termination.

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to estimated fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.5 million, $0.5 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Additionally, Piedmont records debt issuance premiums/discounts as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Piedmont presents all debt issuance costs as a direct deduction from the principal amount of secured and unsecured debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2016, 2015, and 2014 of approximately $2.9 million, $2.8 million, and $2.7 million, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. The board of directors of Piedmont authorized in June 2015 the repurchase and retirement of up to $200 million of Piedmont's common stock through June 2017. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2016, there was approximately $70.2 million in remaining capacity under the program which may be used for share repurchases through June 2017.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its annual taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Piedmont sponsors a dividend reinvestment plan ("DRP") pursuant to which common stockholders may elect (if their brokerage agreements allow) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. Under the DRP, Piedmont has the option to either issue shares purchased in the open market or issue shares directly from Piedmont's authorized but unissued shares, in both cases at a 2% discount for the stockholder. Such election takes place at the settlement of each quarterly dividend in which there are participants in the DRP, and may change from quarter to quarter based on management's judgment of the best use of proceeds for Piedmont.

Noncontrolling Interest

Noncontrolling interest is the equity interest of consolidated entities that are not owned by Piedmont. Noncontrolling interest is adjusted for contributions, distributions, and earnings (losses) applicable to the noncontrolling interest partners of the consolidated joint ventures. All earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective partnership agreements. Earnings allocated to such noncontrolling interest partners are recorded as income applicable to noncontrolling interest in the accompanying consolidated statements of income.

In addition, certain noncontrolling interests are held in the form of equity participation agreements in Piedmont's consolidated variable interest entities. The equity participation agreements include an option to redeem when certain conditions are met. These instruments are re-measured at the redemption amount once the redemption becomes probable and reclassified to a liability once the redemption option is exercised or conditions are met to make the option mandatorily redeemable.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component (the "Restricted Stock Award" program) and a multi-year performance share component (the "Performance Share" program). Awards granted pursuant to the Restricted Stock Award and Performance Share programs, as well as director's awards, are classified as equity awards or liability awards based on the underlying terms of the program agreement. Awards classified as equity awards are expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards classified as liability awards are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Non-qualified Deferred Compensation Plan

Additionally, Piedmont has a non-qualified deferred compensation plan which allows certain employees to elect to defer their receipt of compensation, including both cash and stock-based compensation, until future taxable years. Amounts deferred are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date. As of December 31, 2016, Piedmont held approximately $0.2 million of these trading securities. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, dividends payable, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Casualty Losses and Litigation Settlement Expense and Related Insurance Recoveries
From time to time, specific assets may be damaged or destroyed by natural disasters. Such damages may result in significant expenses related to the destruction of fixed assets or costs to clean, repair, and establish emergency operations at the building or buildings affected by the casualty event. In addition, Piedmont may recognize expenses as a result of issuing rent abatements to tenants for business interruptions caused by the tenants' inability to access the space that they lease from Piedmont. Further, during the year ended December 31, 2012, Piedmont settled two separate securities class action lawsuits. Losses related to the above items are estimated and recorded in the period incurred without regard to whether the loss may be ultimately recoverable under Piedmont's various insurance policies. Any related insurance recoveries are recorded as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment. During the year ended December 31, 2014, Piedmont recorded recoveries of $2.9 million related to its settled class action lawsuits. Further, during the years ended December 31, 2016, 2015 and 2014, Piedmont recorded net casualty recoveries/(loss) related to Hurricane Sandy, which impacted its northeast portfolio in October 2012, of approximately $34,000, $(0.3) million, and $4.1 million, respectively. Of the net recoveries related to Hurricane Sandy previously mentioned, Piedmont recognized $0, $0.3 million, and $1.5 million in business interruption insurance recoveries, respectively, during the years ended December 31, 2016, 2015 and 2014
Discontinued Operations and Disclosures of Disposals of Components of an Entity

During the year ended December 31,2014, Piedmont adopted the amendments of Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") which changed the criteria for reporting discontinued operations. Gains and losses on sales related to properties that do not meet the revised definition of discontinued operations and the operational results of these properties are included in income from continuing operations for all periods presented, while the gain on sale is presented in accordance with SEC Rule 3-15 of Regulation S-X in the accompanying consolidated statements of income between discontinued operations and net income. These gains and/or losses, however, are included in continuing operations for purposes of calculating earnings per share data. Operational results related to properties sold or held for sale prior to the adoption of ASU 2014-08 continue to be presented as discontinued operations as the adoption provisions of ASU 2014-08 required prospective implementation.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, this distribution requirement. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to POH. POH did not have significant tax provisions or deferred income tax items. These operations resulted in approximately $415,000, $85,000, and $0 in income tax expense for the years ended December 31, 2016, 2015, and 2014, respectively, as a component of other income/(expense) in the accompanying consolidated statements of income. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to: (i) properties classified as held for sale as of March 31, 2016, June 30, 2016, or September 30, 2016, have been reclassified as held for sale as of December 31, 2015 for comparative purposes (see Note 14); and (ii) provisions for/(recoveries of) bad debts have been reclassified from general and administrative expenses to property operating costs in the accompanying consolidated statements of income for comparative purposes. (see Tenant Receivables, net and Straight-line Rent Receivables above).

Accounting Pronouncements Adopted during the Year Ended December 31, 2016

As of January 1, 2016, Piedmont early adopted the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Update No. 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions in ASU 2016-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The implementation of ASU 2016-09 resulted in the reclassification of approximately $1.7 million and $1.3 million related to income tax consequences for share-based compensation from cash outflows from operating activities to cash outflows from financing activities in the accompanying consolidated statements of cash flows for the years ended December 31, 2015 and 2014, respectively. Additionally, as of January 1, 2016, Piedmont also adopted Accounting Standards Update No. 2015-05, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40) “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement on a prospective basis, and Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") on a retrospective basis. Piedmont had previously reported applicable transactions on its consolidated statement of cash flows in accordance with the clarifying provisions of ("ASU 2016-09"); therefore, there are no reclassifications associated with adoption. Finally, as of October 1, 2016, Piedmont early adopted the amended definition of a business described in Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis. Piedmont believes that the new guidance will result in more of its acquisitions being accounted for as asset acquisitions, with capitalization of acquisition costs, rather than as business combinations.

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

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10 and Accounting Standards Update 2016-12 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. The revenues impacted by the Revenue Recognition Amendments include a portion of Piedmont's tenant reimbursement revenues and property management fee revenues. Lease contracts and reimbursement revenues associated with property taxes and insurance are specifically excluded from the Revenue Recognition Amendments. The Revenue Recognition Amendments are effective in the first quarter of 2018 for Piedmont. Management has substantially completed its initial assessment of the impact of adoption of the Revenue Recognition Amendments. Approximately 90% of Piedmont's total revenues are derived from either long-term leases with its tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the Revenue Recognition Amendments. In addition, based on management's assessment to date, Piedmont does not expect the timing of the recognition of reimbursement revenue and revenue from management agreements to change as a result of the new guidance, though certain classifications may change. As a result, although management continues to evaluate the guidance and disclosures required by the Revenue Recognition Amendments, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

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

The FASB has issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require entities to show changes in restricted cash and cash equivalents in addition to cash and cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between restricted and unrestricted cash in the statement of cash flows. ASU 2016-18 is effective for Piedmont in the first quarter of 2018, with early adoption permitted. Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and Piedmont is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. Piedmont is currently evaluating the potential impact of adoption.

3.    Acquisitions and Development Projects

During the year ended December 31, 2016, Piedmont acquired three properties and a 99% interest in a joint venture owning two properties using proceeds from the sales of other properties, proceeds from the $500 Million Unsecured 2015 Line of Credit, and cash on hand, as follows:

Property		Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)	Net Contractual Purchase Price (in millions)
CNL Center I and CNL Center II		Orlando, Florida	August 1, 2016	99%	622,488	95%	$166.7
One Wayside Road		Boston, Massachusetts	August 10, 2016	100%	200,605	100%	$62.9
Galleria 200		Atlanta, Georgia	October 7, 2016	100%	431,614	89%	$69.6
750 West John Carpenter Freeway	(1)	Dallas, Texas	November 30, 2016	100%	314,714	78%	$50.6

(1)	Including 3.5 acres of adjacent developable land.

In addition to these acquisitions, during the year ended December 31, 2016, Piedmont constructed the 500 TownPark building, a 134,400 square foot, approximately 80% pre-leased four-story office building located in Lake Mary, Florida. Approximately $24.0 million and $1.0 million was recorded in construction in progress related to this project as of December 31, 2016 and 2015, respectively.

Also during 2016, Piedmont substantially completed the redevelopment of the 3100 Clarendon Boulevard in Arlington, Virginia, from governmental use into Class A private sector space, and the construction of Enclave Place in Houston, Texas, a 300,900 square foot office building.

4.    Unconsolidated Joint Venture

As of December 31, 2016 and 2015, Piedmont owned an interest in the following unconsolidated joint venture (in thousands):

Joint Venture	Property Held by Joint Venture	Piedmont’s Ownership	Piedmont's Investment in Unconsolidated Joint Venture
			2016	2015
Fund XIII and REIT Joint Venture	8560 Upland Drive	72%	$7,360	$7,368

5.    Debt

During the year ended December 31, 2016, Piedmont repaid the outstanding balance of its $125 Million Fixed-Rate Loan and its $42.5 Million Fixed-Rate Loan, utilizing the first available prepayment opportunity without penalty. Separately, Piedmont incurred during 2016 net additional borrowings on its $500 Million Unsecured 2015 Line of Credit of approximately $157.0 million. As of December 31, 2016, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 8 for a description of Piedmont’s estimated fair value of debt as of December 31, 2016.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2016 and 2015 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)	Maturity		Amount Outstanding as of
					2016	2015
Secured (Fixed)
$125 Million Fixed-Rate Loan	5.50%	5.50%	4/1/2016		$—	$125,000
$42.5 Million Fixed-Rate Loan	5.70%	5.70%	10/11/2016		—	42,525
$140 Million WDC Fixed-Rate Loans (3)	5.76%	5.76%	11/1/2017		140,000	140,000
$35 Million Fixed-Rate Loan (4)	5.55%	3.75%	9/1/2021		31,583	32,445
$160 Million Fixed-Rate Loan (5)	3.48%	3.58%	7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs					1,161	1,319
Subtotal/Weighted Average (6)	4.64%				332,744	501,289
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan (7)	LIBOR + 1.125%	1.78%	5/15/2018		170,000	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	1/31/2019		300,000	300,000
$500 Million Unsecured 2015 Line of Credit (7)	LIBOR + 1.00%	1.74%	6/18/2019	(8)	178,000	21,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	1/15/2020		300,000	300,000
$350 Million Unsecured Senior Notes	3.40%	3.43%	6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%	3/15/2024		400,000	400,000
Discounts and unamortized debt issuance costs					(10,269)	(12,779)
Subtotal/Weighted Average (6)	3.19%				1,687,731	1,528,221
Total/Weighted Average (6)	3.43%				$2,020,475	$2,029,510

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of December 31, 2016 and 2015 is interest-only.

(2)	Effective rate after consideration of settled or in place interest rate swap agreements and/or issuance premiums or discounts.

(3)	Collateralized by the 1201 and 1225 Eye Street buildings in Washington, D.C.

(4)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(5)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(6)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates in the table as of December 31, 2016.

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

A summary of the aggregate maturities of Piedmont’s indebtedness as of December 31, 2016, is provided below (in thousands):

2017	$140,834
2018	170,960
2019	479,014	(1)
2020	301,072
2021	27,702
Thereafter	910,000
Total	$2,029,582

(1)
Includes the balance outstanding as of December 31, 2016 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2016 and 2015, for the aforementioned borrowings was approximately 3.43% and 3.55%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements of approximately $69.0 million, $76.4 million, and $72.1 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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

A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of December 31, 2016 and 2015 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of December 31, 2016	Net Carrying Amount as of December 31, 2015	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(6.7)	$(7.4)
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

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$262.4	$251.4
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

Piedmont TownPark Land, LLC previously had an equity participation rights agreement outstanding; however, during the year ended December 31, 2016, Piedmont exercised its right to terminate the equity participation rights agreement related to Piedmont TownPark Land, LLC, without payment of any consideration.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of December 31, 2016, Piedmont was party to various interest rate swap agreements, all of which are designated as effective cash flow hedges, which fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. During the year ended December 31, 2016, Piedmont's forward starting interest rate swap agreements became effective to hedge the extension period of the $300 Million Unsecured 2011 Term Loan through January 2020. Additionally, during the year ended December 31, 2015, Piedmont settled various forward starting swaps with a total notional value of $250 million in conjunction with the issuance of the $160 Million Fixed-Rate Loan (see Note 5) for a net loss totaling $1.3 million, of which approximately $0.1 million was expensed immediately upon termination. The remaining loss was recorded as accumulated other comprehensive income and is being amortized as an increase to interest expense over the seven-year term of the $160 Million Fixed-Rate Loan. Also during the year ended December 31, 2015, Piedmont favorably settled four forward starting interest rate swaps with a total notional value of $250 million and recorded the net settlement value of approximately $0.1 million as an offsetting component to interest expense in the accompanying consolidated statements of income, as Piedmont chose not to issue debt within the timing prescribed by the forward starting swap agreements. This gain on settlement of swaps includes a charge for costs incurred to establish the swaps at inception. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 36 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2016 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	4	$300 Million Unsecured 2013 Term Loan	200	1/30/2014	1/31/2019
Interest rate swaps	2	$300 Million Unsecured 2013 Term Loan	100	8/29/2014	1/31/2019
Interest rate swaps	3	$300 Million Unsecured 2011 Term Loan	300	11/22/2016	1/15/2020
Total			$600

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2016 and 2015, respectively, is as follows (in thousands):

Interest rate swaps classified as:	2016	2015
Gross derivative assets	$—	$—
Gross derivative liabilities	8,169	9,993
Net derivative liability	$8,169	$9,993

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on settlement of forward swaps described above, that was recorded in the accompanying consolidated statements of income for the years ended December 31, 2016, 2015, and 2014, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	2016	2015	2014
Amount of gain/(loss) recognized in OCI on derivatives	$(4,126)	$(12,509)	$(17,122)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$4,548	$5,875	$5,145

Piedmont estimates that an additional $4.1 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized approximately $0, $37,000, and $0 of net loss related to hedge ineffectiveness and terminations of its cash flow hedges during the years ended December 31, 2016, 2015, and 2014, respectively.

Additionally, see Note 8 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $8.4 million as of December 31, 2016. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

8.    Fair Value Measurements

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2016 and 2015, respectively (in thousands):

	2016			2015
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$6,992	$6,992	Level 1	$5,441	$5,441	Level 1
Tenant receivables, net (1)	$26,494	$26,494	Level 1	$26,339	$26,339	Level 1
Notes receivable (1)	$—	$—	Level 1	$45,400	$45,400	Level 1
Restricted cash and escrows (1)	$1,212	$1,212	Level 1	$5,174	$5,174	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$44,733	$44,733	Level 1	$13,188	$13,188	Level 1
Interest rate swap liability	$8,169	$8,169	Level 2	$9,993	$9,993	Level 2
Debt, net	$2,020,475	$2,027,436	Level 2	$2,029,510	$2,039,139	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2016 and 2015; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and further discussed in Note 7, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2016 and 2015. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2016 and 2015, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

9.    Impairment Loss on Real Estate Assets

Piedmont recorded impairment loss on real estate assets for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Eastpoint I & II (1)	$—	$5,354	$—
2 Gatehall Drive (1)	—	34,815	—
150 West Jefferson (1)	5,972	—	—
9221 Corporate Boulevard (2)	2,336	—	—
9200 and 9211 Corporate Boulevard (3)	22,590	—	—
Total impairment loss on real estate assets (4)	$30,898	$40,169	$—

(1)	Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset and the contracted sales price, less estimated selling costs.

(2)
Piedmont, using a probability-weighted model heavily weighted towards the short-term sale of the 9221 Corporate Boulevard building in Rockville, Maryland, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.3 million during the year ended December 31, 2016 calculated as the difference between the carrying value of the asset and the anticipated contract sales price, less estimated selling costs.

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

10.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of December 31, 2016, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $35.3 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of December 31, 2016, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $29.8 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $1.1 million, $0.4 million and $0.6 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Operating Lease Obligations

As of December 31, 2016, the 2001 NW 64th Street building in Ft. Lauderdale, Florida was subject to a ground lease with an expiration date in 2048. The aggregate payment required under the terms of this operating lease as of December 31, 2016 are presented below (in thousands):

2017	$93
2018	93
2019	93
2020	93
2021	93
Thereafter	2,439
Total	$2,904

Ground rent expense was approximately $0.1 million, $0.2 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the 2001 NW 64th Street building located in Ft. Lauderdale, Florida, was approximately $4.7 million and $5.0 million as of December 31, 2016 and 2015, respectively. Ground rent expense for 2015 and 2014 includes the River Corporate Center building located in Tempe, Arizona, which was sold in April 2015.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

11.    Stock Based Compensation

Deferred Stock Awards

From time to time, Piedmont has granted equity awards to all of its employees and independent directors. The deferred stock awards are determined by the Compensation Committee of the board of directors of Piedmont and typically vest on the award anniversary date ratably over a multi-year period. In lieu of providing only deferred stock awards that subsequently vest ratably over a multi-year period, Piedmont utilizes a multi-year performance share program as a portion of the LTIC award eligible for certain of its employees whereby equity awards may be earned only on the relative performance of Piedmont's total stockholder return ("TSR") as compared with a predetermined peer group's total stockholder return over the same multi-year period. Shares, if earned, are not awarded until after the end of the multi-year performance period and vest upon award. Shares granted to independent directors generally vest over a one-year service period.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2015	959,446	$18.67
Deferred Stock Awards Granted	319,083	$19.96
Decrease in Estimated Potential Future Performance Share Awards, net of forfeitures	(2,358)	$21.22
Performance Stock Awards Vested	(53,287)	$18.91
Deferred Stock Awards Vested	(258,776)	$18.57
Deferred Stock Awards Forfeited	(19,885)	$18.29
Unvested and Potential Stock Awards as of December 31, 2016	944,223	$19.44

The following table provides additional information regarding stock award activity during the years ended December 31, 2016, 2015, and 2014 (in thousands except for per share data):

	2016	2015	2014
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period (per share)	$19.96	$17.59	$17.78
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$4,806	$4,239	$3,353
Share-based Liability Awards Paid During the Period (1)	$1,127	$—	$—

(1)	Amounts reflect the issuance of performance share awards related to the 2013-15 Performance Share Plan during the period.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2016 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2016
January 3, 2014	Deferred Stock Award	86,512	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	52,886
May 9, 2014	Deferred Stock Award	144,625	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 9, 2015, 2016, and 2017, respectively.	44,047
May 9, 2014	Fiscal Year 2014-2016 Performance Share Program	—	$22.00	Shares awarded, if any, will vest immediately upon determination of award in 2017.	118,448	(2)
May 1, 2015	Deferred Stock Award	243,884	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 1, 2016, 2017, and 2018, respectively.	138,128
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	268,358	(2)
May 12, 2016	Deferred Stock Award- Board of Directors	31,368	$20.40	Of the shares granted, 100% will vest on May 12, 2017.	31,368
May 24, 2016	Deferred Stock Award	259,957	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 24, 2017, 2018, and 2019, respectively.	206,380
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	84,608	(2)
Total Unvested and Potential Stock Awards					944,223

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2016.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2016. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the years ended December 31, 2016, 2015, and 2014, Piedmont recognized approximately $8.0 million, $8.9 million and $5.3 million of compensation expense related to stock awards, of which approximately $6.5 million, $7.0 million and $3.8 million, related to the amortization of nonvested shares, respectively. During the year ended December 31, 2016, a total of 185,169 shares were issued to employees. As of December 31, 2016, approximately $3.8 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

12.    Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” or “Income from continuing operations” for the diluted earnings per share computations. Adjustments to the carrying amount of non-controlling interest as a result of the measurement of a redeemable equity participation do not impact net income or comprehensive income; rather such adjustments are treated as the repurchase of a non-controlling interest.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, as well as common stock issued and outstanding as of the end of the respective periods (in thousands):

	2016	2015	2014
Weighted-average common shares—basic	145,230	150,538	154,452
Plus incremental weighted-average shares from time-vested conversions:
Deferred and performance stock awards	405	342	133
Weighted-average common shares—diluted	145,635	150,880	154,585

Common stock issued and outstanding as of period end	145,235	145,512	154,324

13.    Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, generally they are not significant. Exposure to credit risk is limited to the extent that tenant receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, dividends payable, and accrued capital expenditures in the accompanying consolidated balance sheets.

As of December 31, 2016, approximately 87% of Piedmont's ALR (unaudited) was generated from select office sub-markets in the following major U.S. cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. Furthermore, approximately 8.2% of Piedmont's ALR (unaudited) is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases, excluding unconsolidated joint ventures, as of December 31, 2016, is presented below (in thousands):

Years ending December 31:
2017	$434,871
2018	426,532
2019	395,212
2020	359,636
2021	323,940
Thereafter	1,615,265
Total	$3,555,456

14.    Property Dispositions, Assets Held for Sale, and Discontinued Operations

Property Dispositions

Since the adoption of ASU 2014-08 during the year ended December 31, 2014, none of Piedmont's property dispositions have met the criteria to be reported as discontinued operations. The operational results for periods prior to sale for properties sold since the adoption of ASU 2014-08 are presented as continuing operations in the accompanying consolidated statements of income, and the gain/(loss) on sale is presented separately in the consolidated statements of income unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale		Net Sales Proceeds
2020 West 89th Street	Leawood, Kansas	May 19, 2014	$1,132		$5,515
Two Park Center (1)	Hoffman Estates, Illinois	May 29, 2014	$(169)		$6,017
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$10,073		$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$7,959		$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$5,297		$24,223
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$13,727		$50,372	(2)
Eastpoint I & II	Mayfield Heights, Ohio	July 28, 2015	$(177)	(4)	$17,342
3750 Brookside Parkway	Alpharetta, Georgia	August 10, 2015	$1,406		$13,624
Chandler Forum	Chandler, Arizona	September 1, 2015	$15,506		$32,267
Aon Center	Chicago, Illinois	October 29, 2015	$114,202		$646,243
2 Gatehall Drive	Parsippany, New Jersey	December 21, 2015	$162	(4)	$50,369
1055 East Colorado Boulevard	Pasadena, California	April 21, 2016	$31,501		$60,076
Fairway Center II	Brea, California	April 28, 2016	$15,468		$33,062
1901 Main Street	Irvine, California	May 2, 2016	$32,015		$63,149	(3)
9221 Corporate Boulevard	Rockville, Maryland	July 27, 2016	$(192)	(4)	$12,035
150 West Jefferson	Detroit, Michigan	July 29, 2016	$(664)	(4)	$77,844
9200 and 9211 Corporate Boulevard	Rockville, Maryland	September 28, 2016	$(41)	(4)	$12,519
11695 Johns Creek Parkway	Johns Creek, Georgia	December 22, 2016	$1,978		$13,827
Braker Pointe III	Austin, Texas	December 29, 2016	$18,579		$48,006

(1)	Property was owned as part of the unconsolidated joint venture, Fund XIII and REIT Joint Venture. As such, the loss on sale was presented as equity in income/(loss) of unconsolidated joint ventures.

(2)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for the remaining $45.4 million owed on the sale. During the year ended December 31, 2016, the note receivable was repaid in full and such proceeds are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

(3)
As part of the transaction, Piedmont accepted a secured promissory note from the buyer for $33.0 million, and the note receivable was repaid in full during the year ended December 31, 2016. As such, the full proceeds from the sale of the property are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

(4)
As discussed in Note 9 above, Piedmont recognized an impairment loss prior to, or in conjunction with, the sale of the property. Therefore, any gain/(loss) recognized upon the consummation of the sale consists solely of adjustments made subsequent to the sale for closing cost estimates or post-closing prorations.

Assets Held for Sale

As of December 31, 2016, no assets met the criteria for held for sale classification. For comparative purposes, any property which met the criteria to be presented as held for sale as of March 31, 2016, June 30, 2016, or September 30, 2016 was re-classified as held for sale as of December 31, 2015. The only property meeting this criteria was the 150 West Jefferson building (sold on July 29, 2016). Details of amounts held for sale as of December 31, 2015 are presented below (in thousands):

	December 31, 2016	December 31, 2015
Real estate assets held for sale, net:
Land	$—	$9,759
Building and improvements, less accumulated depreciation of $0 and $32,162 as of December 31, 2016, and 2015, respectively	—	66,840
Construction in progress	—	15
Total real estate assets held for sale, net	$—	$76,614

Other assets held for sale, net:
Straight-line rent receivables	$—	$4,729
Prepaid expenses and other assets	—	66
Deferred lease costs, less accumulated amortization of $0 and $1,162 as of December 31, 2016 and 2015, respectively	—	3,695
Total other assets held for sale, net	$—	$8,490

Discontinued Operations

Asset disposals previously classified as, and that continue to be reported as, discontinued operations for the year ended December 31, 2014 are as follows (in thousands):

Building Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$562	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$747	$11,198

Details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$—	$19	$1,365
Tenant reimbursements	—	64	125
Property management fee revenue	—	—	1
	—	83	1,491
Expenses:
Property operating costs	—	(1)	225
Depreciation	—	—	83
Amortization	—	—	223
	—	(1)	531
Other income (expense):
Other income/(expense)	—	—	(6)
	—	—	(6)
Operating income, excluding gain/(loss) on sale of real estate assets	—	84	954
Gain/(loss) on sale of real estate assets	—	(1)	1,198
Income from discontinued operations	$—	$83	$2,152

15.    Supplemental Disclosures of Noncash Activities

Certain noncash investing and financing activities for the years ended December 31, 2016, 2015, and 2014 (in thousands) are outlined below:

	2016	2015	2014
Accrued capital expenditures and deferred lease costs	$14,427	$20,630	$19,896
Accrued dividends and discount on dividend reinvestments	$30,532	$—	$—
Escrowed cash from prior year applied to acquisitions in the current year	$—	$(5,050)	$—
Change in accrued share repurchases as part of an announced plan	$—	$—	$(2,006)

16.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2016, 2015, and 2014, is calculated as follows (in thousands):

	2016	2015	2014
GAAP basis financial statement net income	$107,887	$172,990	$43,348
Increase (decrease) in net income resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	69,214	(1,717)	50,810
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(18,964)	(12,123)	(28,504)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(4,895)	(4,614)	(4,705)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(123,865)	(82,047)	(29,558)
Taxable income/(loss) of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	(1,042)	2,491	(468)
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of amounts for income tax purposes	39,016	51,293	5,727
Taxable income for Piedmont Office Holdings, Inc. in excess of amount for financial reporting purposes	648	—	—
Income tax basis net income, prior to dividends paid deduction	$67,999	$126,273	$36,650

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2016	2015	2014
Ordinary income	81.77%	31.75%	29.32%
Return of capital	18.23%	—%	70.68%
Capital gains	—%	68.25%	—%
	100%	100%	100%

As of December 31, 2016 and 2015, the tax basis carrying value of Piedmont’s total assets was approximately $4.4 billion and $4.2 billion, respectively.

Accrued interest and penalties related to uncertain tax positions are included in accounts payable, accrued expenses, dividends payable, and accrued capital expenditures in the accompanying consolidated balance sheets and the tax liability recorded, including the interest and penalties, was approximately $3.8 million as of December 31, 2016 and 2015. Piedmont recorded no additional expense during the years ended December 31, 2016, 2015, and 2014, respectively, related to such positions. The tax years 2013 to 2016 remain open to examination by various federal and state taxing authorities.

17.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015, is presented below (in thousands, except per-share data):

	2016
	First	Second	Third	Fourth
Revenues	$138,012	$135,307	$138,485	$143,911
Real estate operating income	$26,372	$17,433	$3,349	$26,633
Income/(loss) from continuing operations	$10,396	$1,090	$(12,705)	$10,529
Income/(loss) from discontinued operations	$—	$(1)	$1	$—
Gain/(loss) on sale of real estate assets	$(20)	$78,987	$(57)	$19,652
Net income/(loss) applicable to Piedmont	$10,372	$80,072	$(12,746)	$30,189
Basic and diluted earnings/(loss) per share	$0.07	$0.55	$(0.09)	$0.21
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

	2015
	First	Second	Third	Fourth
Revenues	$149,759	$146,734	$148,815	$139,461
Real estate operating income/(loss)	$28,214	$20,824	$(1,133)	$28,938
Income/(loss) from continuing operations	$9,176	$3,372	$(19,027)	$11,164
Income/(loss) from discontinued operations	$—	$(3)	$14	$72
Gain on sale of real estate assets	$10,073	$26,611	$17,142	$114,411
Net income/(loss) applicable to Piedmont	$19,245	$29,976	$(1,875)	$125,644
Basic and diluted earnings/(loss) per share	$0.12	$0.20	$(0.01)	$0.84
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

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

Condensed Consolidated Balance Sheets
As of December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$46,133	$—	$623,715	$—	$669,848
Buildings and improvements, less accumulated depreciation	228,194	—	2,699,430	(300)	2,927,324
Intangible lease assets, less accumulated amortization	725	—	98,970	—	99,695
Construction in progress	145	—	34,680	—	34,825
Total real estate assets	275,197	—	3,456,795	(300)	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,360	—	—	—	7,360
Cash and cash equivalents	3,674	150	3,168	—	6,992
Tenant and straight-line receivables, net	20,159	—	172,183	—	192,342
Advances to affiliates	6,406,581	1,315,616	—	(7,722,197)	—
Investment in subsidiary	—	3,630,564	181	(3,630,745)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,189	—	20,575	(1,897)	24,867
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	16,550	—	289,447	—	305,997
Total assets	$7,004,717	$4,946,330	$4,038,139	$(11,539,839)	$4,449,347
Liabilities:
Debt, net	$1,701,933	$—	$503,242	$(184,700)	$2,020,475
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	17,365	31,230	118,712	(1,897)	165,410
Advances from affiliates	708,340	5,071,521	2,040,592	(7,820,453)	—
Deferred income	5,206	—	23,200	—	28,406
Intangible lease liabilities, net	—	—	48,005	—	48,005
Interest rate swaps	8,169	—	—	—	8,169
Total liabilities	2,441,013	5,102,751	2,733,751	(8,007,050)	2,270,465
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,626,564	3,676,000	1,309	(3,630,745)	3,673,128
Retained/(cumulative distributions in excess of) earnings	935,036	(3,833,873)	1,301,197	97,956	(1,499,684)
Other comprehensive loss	2,104	—	—	—	2,104
Piedmont stockholders’ equity	4,563,704	(156,421)	1,302,506	(3,532,789)	2,177,000
Noncontrolling interest	—	—	1,882	—	1,882
Total stockholders’ equity	4,563,704	(156,421)	1,304,388	(3,532,789)	2,178,882
Total liabilities and stockholders’ equity	$7,004,717	$4,946,330	$4,038,139	$(11,539,839)	$4,449,347

Condensed Consolidated Balance Sheets
As of December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$54,459	$—	$621,632	$—	$676,091
Buildings and improvements, less accumulated depreciation	270,057	—	2,567,706	(300)	2,837,463
Intangible lease assets, less accumulated amortization	1,268	—	83,395	—	84,663
Construction in progress	240	—	20,735	—	20,975
Real estate assets held for sale, net	76,614	—	—	—	76,614
Total real estate assets	402,638	—	3,293,468	(300)	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,577	—	—	—	7,577
Cash and cash equivalents	2,174	150	3,117	—	5,441
Tenant and straight-line rent receivables, net	23,738	—	149,994	—	173,732
Advances to affiliates	6,073,606	1,251,530	—	(7,325,136)	—
Investment in subsidiary	—	3,752,523	186	(3,752,709)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	7,091	—	24,118	(1,258)	29,951
Goodwill	180,097	—	—	—	180,097
Deferred lease costs, net	20,939	—	267,102	—	288,041
Other assets held for sale, net	8,490	—	—	—	8,490
Total assets	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535
Liabilities:
Debt, net	$1,552,007	$—	$590,743	$(113,240)	$2,029,510
Accounts payable, accrued expenses, and accrued capital expenditures	18,954	580	110,189	(1,258)	128,465
Advances from affiliates	580,526	5,033,266	1,788,840	(7,402,632)	—
Deferred income	5,905	—	21,365	—	27,270
Intangible lease liabilities, net	—	—	42,853	—	42,853
Interest rate swaps	9,993	—	—	—	9,993
Total liabilities	2,167,385	5,033,846	2,553,990	(7,517,130)	2,238,091
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,748,524	3,672,849	1,314	(3,752,710)	3,669,977
Retained/(cumulative distributions in excess of) earnings	943,530	(3,703,947)	1,205,546	77,197	(1,477,674)
Other comprehensive loss	1,661	—	—	—	1,661
Piedmont stockholders’ equity	4,693,715	(29,643)	1,206,860	(3,675,513)	2,195,419
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,693,715	(29,643)	1,207,885	(3,675,513)	2,196,444
Total liabilities and stockholders’ equity	$6,861,100	$5,004,203	$3,761,875	$(11,192,643)	$4,434,535

Condensed Consolidated Statements of Income
For the year ended December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$55,007	$—	$407,514	$(2,631)	$459,890
Tenant reimbursements	14,081	—	80,378	(498)	93,961
Property management fee revenue	—	—	16,897	(15,033)	1,864
	69,088	—	504,789	(18,162)	555,715
Expenses:
Property operating costs	31,967	—	205,344	(18,377)	218,934
Depreciation	16,657	—	111,076	—	127,733
Amortization	3,715	—	71,404	—	75,119
Impairment loss on real estate assets	5,972	—	24,926	—	30,898
General and administrative	28,314	311	36,065	(35,446)	29,244
	86,625	311	448,815	(53,823)	481,928
Real estate operating income/(loss)	(17,537)	(311)	55,974	35,661	73,787
Other income (expense):
Interest expense	(49,108)	—	(27,636)	11,884	(64,860)
Other income/(expense)	9,560	282	2,029	(11,884)	(13)
Net recoveries from casualty events and litigation settlements	—	—	34	—	34
Equity in income of unconsolidated joint ventures	362	—	—	—	362
	(39,186)	282	(25,573)	—	(64,477)
Income/(loss) from continuing operations	(56,723)	(29)	30,401	35,661	9,310
Gain on sale of real estate assets	33,326	—	65,236	—	98,562
Net income/(loss)	(23,397)	(29)	95,637	35,661	107,872
Less: Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(23,397)	$(29)	$95,652	$35,661	$107,887

Condensed Consolidated Statements of Income
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$67,317	$—	$404,460	$(2,905)	$468,872
Tenant reimbursements	13,340	—	100,955	(414)	113,881
Property management fee revenue	—	—	17,801	(15,785)	2,016
	80,657	—	523,216	(19,104)	584,769
Expenses:
Property operating costs	36,380	—	225,428	(19,786)	242,022
Depreciation	20,891	—	113,612	—	134,503
Amortization	4,598	—	56,288	—	60,886
Impairment loss on real estate assets	5,354	—	34,815	—	40,169
General and administrative	29,645	341	35,923	(35,563)	30,346
	96,868	341	466,066	(55,349)	507,926
Real estate operating income/(loss)	(16,211)	(341)	57,150	36,245	76,843
Other income (expense):
Interest expense	(51,704)	—	(33,540)	11,246	(73,998)
Other income/(expense)	12,600	—	211	(11,246)	1,565
Net recoveries/(loss) from casualty events and litigation settlements	23	—	(301)	—	(278)
Equity in income of unconsolidated joint ventures	553	—	—	—	553
	(38,528)	—	(33,630)	—	(72,158)
Income/(loss) from continuing operations	(54,739)	(341)	23,520	36,245	4,685
Discontinued operations:
Operating income	15	—	69	—	84
Loss on sale of real estate assets	(1)	—	—	—	(1)
Income from discontinued operations	14	—	69	—	83
Gain on sale of real estate assets	53,795	—	114,442	—	168,237
Net income/(loss)	(930)	(341)	138,031	36,245	173,005
Less: Net income applicable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) applicable to Piedmont	$(930)	$(341)	$138,016	$36,245	$172,990

Condensed Consolidated Statements of Income
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,843	$—	$386,995	$(5,203)	$454,635
Tenant reimbursements	16,566	—	93,516	(534)	109,548
Property management fee revenue	—	—	16,516	(14,447)	2,069
	89,409	—	497,027	(20,184)	566,252
Expenses:
Property operating costs	42,621	—	217,786	(20,976)	239,431
Depreciation	23,512	—	115,084	—	138,596
Amortization	4,754	—	51,825	—	56,579
General and administrative	23,235	300	28,232	(27,942)	23,825
	94,122	300	412,927	(48,918)	458,431
Real estate operating income/(loss)	(4,713)	(300)	84,100	28,734	107,821
Other income (expense):
Interest expense	(47,355)	—	(39,625)	12,534	(74,446)
Other income/(expense)	11,944	—	652	(12,534)	62
Net recoveries from casualty events and litigation settlements	1,322	1,479	4,191	—	6,992
Equity in loss of unconsolidated joint ventures	(350)	—	—	—	(350)
	(34,439)	1,479	(34,782)	—	(67,742)
Income/(loss) from continuing operations	(39,152)	1,179	49,318	28,734	40,079
Discontinued operations:
Operating income	913	—	41	—	954
Gain on sale of real estate assets	450	—	748	—	1,198
Income from discontinued operations	1,363	—	789	—	2,152
Gain on sale of real estate assets	—	—	1,132	—	1,132
Net income/(loss)	(37,789)	1,179	51,239	28,734	43,363
Less: Net income applicable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) applicable to Piedmont	$(37,789)	$1,179	$51,224	$28,734	$43,348

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$(26,260)	$5,214	$221,195	$35,660	$235,809

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(5,060)	—	(454,836)	—	(459,896)
Intercompany note receivable	440	—	(71,900)	71,460	—
Net sales proceeds from wholly-owned properties	200,220	—	165,698	—	365,918
Deferred lease costs paid	(2,758)	—	(23,138)	—	(25,896)
Net cash provided by/(used in) investing activities	192,842	—	(384,176)	71,460	(119,874)
Cash Flows from Financing Activities:
Debt issuance costs paid	(264)	—	—	—	(264)
Proceeds from debt	695,000	—	—	—	695,000
Repayments of debt	(538,000)	—	(168,875)	—	(706,875)
Intercompany note payable	(9,600)	—	81,060	(71,460)	—
Costs of issuance of common stock	—	(342)	—	—	(342)
Shares withheld to pay tax obligations related to employee stock compensation	—	(2,344)	—	—	(2,344)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(312,218)	97,016	250,862	(35,660)	—
Dividends paid and discount on dividend reinvestments	—	(91,601)	(15)	—	(91,616)
Net cash provided by/(used in) financing activities	(165,082)	(5,214)	163,032	(107,120)	(114,384)
Net increase in cash and cash equivalents	1,500	—	51	—	1,551
Cash and cash equivalents, beginning of year	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of year	$3,674	$150	$3,168	$—	$6,992

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$(27,077)	$4,699	$205,177	$36,245	$219,044

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(12,203)	—	(489,241)	—	(501,444)
Intercompany note receivable	72,000	—	—	(72,000)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	151,557	—	696,612	—	848,169
Deferred lease costs paid	(3,792)	—	(33,891)	—	(37,683)
Net cash provided by/(used in) investing activities	207,562	—	169,480	(72,000)	305,042
Cash Flows from Financing Activities:
Debt issuance costs paid	(575)	—	(506)	—	(1,081)
Proceeds from debt	1,142,577	—	159,281	—	1,301,858
Repayments of debt	(1,438,000)	—	(106,301)	—	(1,544,301)
Intercompany note payable	—	—	(72,000)	72,000	—
Costs of issuance of common stock	—	(326)	—	—	(326)
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,710)	—	—	(1,710)
Repurchases of common stock as part of announced plan	—	(158,860)	—	—	(158,860)
(Distributions to)/repayments from affiliates	109,544	281,073	(354,372)	(36,245)	—
Dividends paid and discount on dividend reinvestments	—	(126,516)	(15)	—	(126,531)
Net cash provided by/(used in) financing activities	(186,454)	(6,339)	(373,913)	35,755	(530,951)
Net increase/(decrease) in cash and cash equivalents	(5,969)	(1,640)	744	—	(6,865)
Cash and cash equivalents, beginning of year	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of year	$2,174	$150	$3,117	$—	$5,441

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$5,448	$4,088	$178,889	$28,733	$217,158

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(23,541)	—	(267,918)	—	(291,459)
Intercompany note receivable	650	—	—	(650)	—
Net sales proceeds from wholly-owned properties	29,519	—	16,713	—	46,232
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(4,472)	—	(23,222)	—	(27,694)
Net cash provided by/(used in) investing activities	8,131	—	(274,427)	(650)	(266,946)
Cash Flows from Financing Activities:
Debt issuance costs paid	(1,294)	—	—	—	(1,294)
Proceeds from debt	1,052,527	—	—	—	1,052,527
Repayments of debt	(238,000)	—	(575,702)	—	(813,702)
Discount due to loan modification	(1,135)	—	—	—	(1,135)
Intercompany note payable	—	—	(650)	650	—
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,275)	—		(1,275)
Repurchases of common stock as part of announced plan	—	(54,802)	—	—	(54,802)
(Distributions to)/repayments from affiliates	(820,795)	178,812	670,716	(28,733)	—
Dividends paid and discount on dividend reinvestments	—	(125,183)	(15)	—	(125,198)
Net cash provided by/(used in) financing activities	(8,697)	(2,448)	94,349	(28,083)	55,121
Net increase/(decrease) in cash and cash equivalents	4,882	1,640	(1,189)	—	5,333
Cash and cash equivalents, beginning of year	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of year	$8,143	$1,790	$2,373	$—	$12,306

19.    Subsequent events

Declaration of Dividend for the First Quarter 2017

On February 8, 2017, the board of directors of Piedmont declared dividends for the first quarter 2017 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 24, 2017. Such dividends are to be paid on March 17, 2017.

Sale of Two Independence Square

Subsequent to December 31, 2016, Piedmont entered into a binding contract with limited contingencies to sell Two Independence Square, its 600,000 square foot, 9-story, office building located in the southwest submarket of Washington, D.C. and 100% leased to the National Aeronautics and Space Administration for $359.6 million ($593 per square foot). The transaction is expected to close during the first half of 2017.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	2,050	5,506	41,559	47,065	18,517	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	7,651	8,021	52,484	60,505	22,236	2000	12/21/2000	0	-	40
1200 CROWN COLONY DRIVE	Quincy, MA	100%	None	11,042	40,666	51,708	3,506	11,042	44,172	55,214	18,445	1990	7/30/2001	0	-	40
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	1,721	3,642	12,125	15,767	5,691	2001	12/21/2001	0	-	40
WINDY POINT I	Schaumburg, IL	100%	None	4,537	31,847	36,384	2,071	4,537	33,918	38,455	13,116	1999	12/31/2001	0	-	40
WINDY POINT II	Schaumburg, IL	100%	None	3,746	55,026	58,772	16,696	3,746	71,722	75,468	26,654	2001	12/31/2001	0	-	40
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,730	2,203	22,827	25,030	9,652	1999	1/11/2002	0	-	40
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(e)	—	7,172	7,172	966	—	8,138	8,138	3,428	2001	4/18/2002	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,070	3,642	32,567	36,209	13,092	2001	5/3/2002	0	-	40
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	45	2,602	24,378	26,980	9,289	2001	6/4/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	4,305	3,157	47,961	51,118	18,841	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	10,541	3,157	53,203	56,360	18,207	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,597	3,157	31,631	34,788	13,167	1999	8/15/2002	0	-	40
TWO INDEPENDENCE SQUARE	Washington, DC	100%	None	52,711	202,702	255,413	58,844	52,711	261,546	314,257	88,319	1991	11/22/2002	0	-	40
ONE INDEPENDENCE SQUARE	Washington, DC	100%	None	29,765	104,814	134,579	24,250	30,562	128,267	158,829	40,467	1991	11/22/2002	0	-	40
2120 WEST END AVENUE	Nashville, TN	100%	None	4,908	59,011	63,919	6,671	5,101	65,489	70,590	25,014	2000	11/26/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	12,937	23,607	149,219	172,826	52,172	1990	12/20/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	17,422	11,138	193,051	204,189	65,628	2000	5/1/2003	0	-	40
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(8,081)	1,591	8,876	10,467	4,292	2001	5/9/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(17,857)	6,662	51,174	57,836	19,919	2000	8/1/2003	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(11,740)	8,328	72,274	80,602	25,815	2002	8/14/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(792)	22,146	48,948	71,094	17,279	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	4,240	13,636	75,158	88,794	24,989	1998	11/19/2003	0	-	40
1225 EYE STREET (f)	Washington, DC	49.5%	57,600	21,959	47,602	69,561	7,565	21,959	55,167	77,126	17,014	1986	11/19/2003	0	-	40
1201 EYE STREET (g)	Washington, DC	49.5%	82,400	31,985	63,139	95,124	(55)	31,984	63,085	95,069	20,043	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	160,000	13,584	166,683	180,267	53,684	20,829	213,122	233,951	71,421	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	12,390	60,708	153,190	213,898	51,381	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(284)	4,365	35,382	39,747	16,045	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(2,976)	7,113	61,825	68,938	34,237	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	6,969	2005	3/16/2004	0	-	40
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	8,128	2001	7/7/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	38,680	11,791	108,294	120,085	21,673	1987	12/9/2004	0	-	40
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(15,626)	10,400	55,426	65,826	16,329	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,667)	2,543	16,532	19,075	5,065	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(3,624)	2,543	28,210	30,753	8,536	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	10,640	8,156	77,486	85,642	28,680	1991	12/7/2006	0	-	40
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(4,073)	4,390	15,476	19,866	4,054	1998	5/10/2007	0	-	40
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	7,371	11,200	65,977	77,177	17,043	2007	11/13/2007	0	-	40
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	8,115	13,300	78,733	92,033	18,682	2008	6/25/2008	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	3,159	2,401	8,633	11,034	1,533	2008	9/28/2010	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	318	2,919	24,716	27,635	4,340	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	590	2,661	26,332	28,993	4,592	1998	10/1/2010	0	-	40
500 WEST MONROE STREET	Chicago, IL	100%	None	36,990	185,113	222,103	42,561	36,990	227,674	264,664	35,293	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	877	4,080	15,187	19,267	3,814	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	4,988	1,780	16,498	18,278	2,873	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(764)	3,612	36,166	39,778	8,150	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	9,686	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	3,555	2,570	24,110	26,680	4,107	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	1,384	36,930	130,454	167,384	19,186	2005	3/4/2013	0		40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	1,536	7,190	56,981	64,171	7,917	1999 / 2001	3/22/2013	0		40
5301 MARYLAND WAY	Brentwood, TN	100%	None	5,740	9,717	15,457	(1,768)	5,740	7,949	13,689	581	1989	8/12/2013	0		40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	512	4,820	38,279	43,099	5,115	1998	12/5/2013	0		40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	1,383	6,640	46,193	52,833	5,121	1999	12/20/2013	0		40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	130	2,020	10,810	12,830	1,814	1998	12/30/2013	0		40
5 WALL STREET	Burlington, MA	100%	31,583	9,560	50,276	59,836	—	9,560	50,276	59,836	6,271	2008	6/27/2014	0		40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	5	5,870	66,854	72,724	7,039	2000	8/28/2014	0		40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	1,778	4,470	39,826	44,296	3,603	1986	1/16/2015	0		40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	40	1,980	8,970	10,950	998	1988	7/24/2015	0		40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	3,716	1,890	63,810	65,700	1,994	2015	N/A	0		40
SUNTRUST CENTER	Orlando, FL	100%	None	11,660	139,015	150,675	(192)	11,660	138,823	150,483	6,981	1988	11/4/2015	0		40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	1,003	4,000	74,557	78,557	4,329	1987	11/4/2015	0		40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	886	5,960	50,899	56,859	3,078	1998	11/24/2015	0		40

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	(263)	6,470	77,595	84,065	1,505	1999	8/1/2016	0		40
CNL CENTER II	Orland, FL	99%	None	4,550	55,609	60,159	754	4,550	56,363	60,913	1,106	2006	8/1/2016	0		40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	—	6,240	57,124	63,364	1,643	1997 / 2008	8/10/2016	0		40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	(24)	6,470	55,801	62,271	768	1984	10/7/2016	0		40
750 WEST JOHN CARPENTER FREEWAY (h)	Irving, TX	100%	None	7,860	36,303	44,163	—	7,860	36,303	44,163	219	1999	11/30/2016	0		40
PIEDMONT POWER, LLC (i)	Bridgewater, NJ	100%	None	—	79	79	2,740	—	2,819	2,819	534	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (j)	Various	100%	None	18,061	—	18,061	24,904	18,061	24,904	42,965	6	N/A	Various			N/A
Total—Consolidated REIT Properties				$632,277	$3,792,292	$4,424,569	$360,848	$669,848	$4,115,569	$4,785,417	$1,053,725

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
8560 UPLAND DRIVE	Englewood, CO	72%	None	1,954	11,216	13,170	1,438	2,048	12,560	14,608	4,979	2001	12/21/2001	0	-	40
Total – Unconsolidated JV Properties				$1,954	$11,216	$13,170	$1,438	$2,048	$12,560	$14,608	$4,979
Total – All Properties				$634,231	$3,803,508	$4,437,739	$362,286	$671,896	$4,128,129	$4,800,025	$1,058,704

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)	Includes write-offs of fully depreciated/amortized capitalized assets.

(c)	The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $4.4 billion.

(d)
Piedmont’s assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.

(e)	Property is owned subject to a long-term ground lease.

(f)
As a result of its 49.5% membership interest in 1225 Eye Street, N.W. Associates, LLC, Piedmont owns 49.5% of the 1225 Eye Street building. Piedmont is deemed to have control over the joint venture and, as such, consolidates the joint venture, including the building.

(g)
As a result of its 49.5% membership interest in 1201 Eye Street, N.W. Associates, LLC, Piedmont owns 49.5% of the 1201 Eye Street building. Piedmont is deemed to have control over the joint venture and, as such, consolidates the joint venture, including the building.

(h)	As part of the acquisition of the property, Piedmont purchased an adjoining, developable land parcel of 3.5 acres for $1.0 million.

(i)	Represents solar panels at the 400 Bridgewater Crossing building.

(j)	Undeveloped Land Parcels includes land parcels which Piedmont may develop in the future, as well as the initial development costs of the 500 TownPark building.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$4,725,096	$5,267,615	$5,038,005
Additions to/improvements of real estate	422,908	452,106	316,991
Assets disposed	(296,319)	(926,592)	(71,627)
Assets impaired	(30,898)	(40,169)	—
Write-offs of intangible assets (1)	(11,896)	(7,768)	(9,723)
Write-offs of fully depreciated/amortized assets	(8,866)	(20,096)	(6,031)
Balance at the end of the year	$4,800,025	$4,725,096	$5,267,615
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,019,663	$1,182,556	$1,060,885
Depreciation and amortization expense	155,274	155,009	156,808
Assets disposed	(95,471)	(290,038)	(19,383)
Write-offs of intangible assets (1)	(11,896)	(7,768)	(9,723)
Write-offs of fully depreciated/amortized assets	(8,866)	(20,096)	(6,031)
Balance at the end of the year	$1,058,704	$1,019,663	$1,182,556

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.