Form 10-K/A
period 2016-12-31
Piedmont Office Realty Trust, Inc.
filed 2017-05-08
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K/A
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
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) as filed on March 22, 2017.

Explanatory Note
Piedmont is restating its consolidated financial statements as of December 31, 2016 and 2015 and for the two years ended December 31, 2016 included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016. See our Current Report on Form 8-K filed with the SEC on May 3, 2017 for additional details.
During the period from December 1, 2010 to September 30, 2016, prior to when the Company early adopted ASC 2017-01, Piedmont disposed of 37 real estate assets. Each of the individual assets constituted the sale of a “business,” as defined by ASC 805, Business Combinations that was effective during that time period. ASC 350, Intangibles - Goodwill and Other requires that when a portion of a reporting unit that constitutes a “business” as defined by ASC 805 is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain or loss on disposal. Further, when Piedmont classified real estate assets that constituted a business as held for sale, the carrying amount used to determine an impairment loss, if any, should have included an allocation of goodwill, in accordance with ASC 350. Piedmont did not allocate goodwill associated with its purchase of two property management companies in 2007 to real estate assets disposed of or consider the amount of goodwill attributable to real estate assets held for sale during the period from December 1, 2010 to December 31, 2016 for those that met the definition of a business. On October 1, 2016, the Company adopted the amended definition of a business described in ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of the goodwill balance will not be allocated to individual assets that do not qualify as a “business” when they are sold.
As explained in Note 2 to the consolidated financial statements included within this Form 10-K/A (as defined below), the Company is restating its consolidated financial statements as of December 31, 2016 and 2015 and for the two years ended December 31, 2016 included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2016 to correct the errors noted above regarding the application of the accounting treatment under ASC 350 during the time period that it was applicable to the Company’s sales of real estate assets. For each real estate asset that constitutes a business that was disposed of or classified as held for sale during the three years ended December 31, 2016, the restatement and revisions reflects an allocation of goodwill that has been derived based upon the proportionate fair value of the real estate asset to the fair value of Piedmont’s reporting unit (i.e., Piedmont’s equity). Although the adjustments were not material for the year ended December 31, 2014, Piedmont revised its accompanying consolidated financial statements for the year ended December 31, 2014, including the cumulative effect of the 2014 beginning balance of cumulative distributions in excess of earnings to consistently apply the revised accounting, for comparability.
The cumulative impact of the non-cash adjustments to correct these errors was a reduction in goodwill and a corresponding increase in cumulative distributions in excess of earnings of approximately $81.2 million as of December 31, 2016. As of December 31, 2015, the cumulative impact of the non-cash adjustments to correct these errors was a reduction in goodwill and cumulative distributions in excess of earnings of approximately $75.3 million and $73.0 million, respectively, and a corresponding increase in other assets held for sale of approximately $2.3 million. The reduction in earnings for the years ended December 31, 2016, 2015, and 2014 was approximately $8.2 million, $41.7 million, and $1.2 million, respectively. Additionally, approximately $30.1 million related to dispositions of real estate prior to 2014 was presented as an adjustment to ending cumulative distributions in excess of earnings as of December 31, 2013.
This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2016, initially filed with the SEC on February 21, 2017 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s consolidated balance sheet at December 31, 2016 and (ii) Piedmont’s consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2016, and the notes related thereto. Additionally, Piedmont’s consolidated balance sheet as of December 31, 2015 and Piedmont’s consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014 included in this Form 10-K/A have been restated to reflect the correction of these errors. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and only amends and restates Item 1A of Part I and Items 6, 7, 8 and 9A of Part II of the Original Filing to reflect the adjustments described above and in Note 2, and the related impact on disclosures. No other information in the Original Filing is amended. For a more detailed description of these matters, see Note 2 to the accompanying consolidated financial statements in this Form 10-K/A.
Notably, these adjustments did not negatively impact the following metrics:

•	Revenues;

•	Cash position or its total cash flows from operating, investing or financing activities;

•	Liquidity;

•	Funds from operations (“FFO”);

•	Core FFO;

•	Adjusted funds from operations (“AFFO”);

•	Same store NOI; and

•	Any metric utilized in the determination of executive compensation.

Additionally, Piedmont remains in compliance with, or has received waivers for, all of its debt agreements and financial covenants.
Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Certain statements contained in this Form 10-K/A may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; discussions regarding future dividends and share repurchases; and discussions regarding the potential impact of economic conditions on our real estate and lease portfolio.

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

•
Changes in the economies and other conditions affecting the office sector in general and the specific markets in which we operate, particularly in Washington, D.C., the New York metropolitan area, and Chicago where we have high concentrations of our Annualized Lease Revenue (see definition in Item 1. Business of this Annual Report on Form 10-K/A);

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The effect on us of adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments, including the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;

•	The risks and uncertainties associated with our acquisition of properties, many of which risks and uncertainties may not be known at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks;

•	Our real estate development strategies may not be successful;

•	Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	Any change in the financial condition of any of our large lead tenants;

•	The effect of any litigation to which we are, or may become, subject;

•	The implementation of any necessary changes to our internal controls and procedures in a timely and cost efficient manner;

•	The future effectiveness of our internal controls and procedures;

•	Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”); and

•	Other factors, including the risk factors discussed under Item 1A. of this Annual Report on Form 10-K/A.

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

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties in select submarkets within eight major U.S. office markets that are generally characterized by their diverse industry base, attractive supply and demand ratios, potential rent growth, and appeal to investors. We focus on acquiring properties that are attractively priced below replacement value. Both our acquisition and development activities are targeted towards high quality, Class A office properties that complement our existing portfolio from a risk management and diversification perspective. In addition, we concentrate our portfolio in select submarkets where efficiencies can be gained and our market expertise can be maximized. These submarkets are characterized by being locations for large corporate users, containing strong amenity bases, having access to transportation infrastructure, maintaining a diversified economy, and exhibiting favorable market fundamentals.

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

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Part II, Item 9A - Controls and Procedures,” management has identified and evaluated control deficiencies giving rise to an error in our application of Accounting Standards Codification 350-20-40-2 ("ASC 350") to allocate goodwill associated with our purchase of two property management companies to real estate assets sold and held for sale, and has concluded that, despite numerous reviews, those deficiencies represent a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of December 31, 2016.
The specific material weakness related to the misapplication of ASC 350. We adopted the amended definition of a business described in Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis on October 1, 2016. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of the goodwill balance will not be allocated to individual assets that do not qualify as a “business” when they are sold.
We intend to remediate and to strengthen our controls around the application of ASC 350 and the adoption of any new accounting standards by preparing formal written memos for every new standard that is applicable to us as opposed to the more material ones as we have historically done. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

The restatement of our financial statements may lead to additional risks and uncertainties, including loss of investor and counterparty confidence and negative impacts on our stock price.

We have restated our consolidated financial statements as of December 31, 2016 and 2015 and for the two years ended December 31, 2016 to correct an error in our application of ASC 350 to allocate goodwill to real estate assets sold and held for sale. We have also revised the 2014 financial statements to correct the related immaterial error for that year and prior years. For a discussion of this error and the related adjustments, see Note 2 to the consolidated financial statements as of December 31, 2016 and 2015 and for the two years ended December 31, 2016 included in this report and the Explanatory Note immediately preceding the Table of Contents. In connection with this restatement of our prior financial statements, we have identified a material weakness in our internal control over financial reporting, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2016. For a description of the material weaknesses, see “Part II, Item 9A - Controls and Procedures.”
As a result of the circumstances giving rise to the restatement, we have become subject to additional costs and risks, including costs for accounting and legal fees in connection with or related to the restatement, obtaining waivers under our credit facilities related to the restatement, and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. Despite the fact that this change in accounting treatment did not impact critical cash measurements in our industry such as NAREIT FFO, Core FFO, AFFO, SS NOI, or Net Asset Value estimates, we could also be subject to regulatory, stockholder or other actions in connection with the restatement in the future, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our tenants, lenders, stockholders, insurers, vendors, and other counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

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

•	changes in our dividend policy;

•	future sales of substantial amounts of our common stock by our existing or future stockholders;

•	increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by institutional stockholders;

•	material, adverse litigation judgments;

•	implementation of any necessary changes to our internal controls and procedures in a timely and cost efficient manner;

•	future effectiveness of our internal controls and procedures;

•	speculation in the press or investment community; and

•	general market and economic conditions.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. As discussed in the Explanatory Note to this Form 10-K/A and in Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, we have restated our audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2016 and 2015. Additionally, the balance sheet and income statement as of and for the years ended December 31, 2014, 2013, and 2012 have also been revised in the presentation below to correct the error and conform with the restated presentation for December 31, 2016 and 2015. (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	(Restated)	(Restated)	(Revised)	(Revised)	(Revised)
	2016	2015	2014	2013	2012
Statement of Income Data:
Total revenues	$555,715	$584,769	$566,252	$549,610	$520,704
Property operating costs (1)	$218,934	$242,022	$239,431	$220,965	$206,162
Depreciation and amortization	$202,852	$195,389	$195,175	$166,070	$158,277
Impairment loss on real estate assets	$33,901	$43,301	$—	$—	$—
General and administrative expenses (1)	$29,244	$30,346	$23,825	$21,695	$20,794
Other income/(expense)	$(64,477)	$(72,158)	$(67,742)	$(68,682)	$(75,937)
Income from continuing operations	$6,307	$1,553	$40,079	$72,198	$59,534
Income, impairment loss, and gain on sale of real estate assets from discontinued operations	$—	$83	$1,216	$20,798	$29,382
Gain on sale of real estate assets not classified as discontinued operations	$93,410	$129,683	$870	$—	$—
Net loss/(income) applicable to noncontrolling interest	$15	$(15)	$(15)	$(15)	$(15)
Net income applicable to Piedmont	$99,732	$131,304	$42,150	$92,981	$88,901
Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$0.69	$0.87	$0.26	$0.44	$0.35
Income from discontinued operations per share—basic and diluted	$—	$—	$0.01	$0.13	$0.17
Net income applicable to Piedmont per share—basic and diluted	$0.69	$0.87	$0.27	$0.57	$0.52
Cash dividends declared per common share	$0.84	$0.84	$0.81	$0.80	$0.80
Weighted-average shares outstanding—basic (in thousands)	145,230	150,538	154,452	165,013	170,312
Weighted-average shares outstanding—diluted (in thousands)	145,635	150,880	154,585	165,137	170,441
Balance Sheet Data (at period end):
Total assets	$4,368,168	$4,361,511	$4,756,496	$4,627,189	$4,224,028
Total stockholders’ equity	$2,097,703	$2,123,420	$2,280,677	$2,431,019	$2,616,102
Outstanding debt	$2,020,475	$2,029,510	$2,269,922	$1,993,446	$1,410,071
Ratio of Earnings to Fixed Charges	2.4	2.7	1.5	2.1	1.9
NAREIT Funds from Operations Data (2):
GAAP net income applicable to common stock	$99,732	$131,304	$42,150	$92,981	$88,901
Depreciation and amortization	202,268	194,943	195,345	170,158	164,750
Loss on consolidation	—	—	—	898	—
Impairment loss	33,901	43,301	—	13,381	—
Gain on sale- wholly-owned properties and unconsolidated partnerships	(93,410)	(129,682)	(963)	(26,880)	(23,274)
NAREIT Funds From Operations applicable to common stock (2)	$242,491	$239,866	$236,532	$250,538	$230,377
Acquisition costs	976	919	560	1,763	141
Loss on settlement of swaps	—	38	—	—	—
Net loss/(recoveries) of casualty loss and litigation settlements	(34)	278	(6,992)	(11,828)	12,670
Core Funds From Operations applicable to common stock (2)	$243,433	$241,101	$230,100	$240,473	$243,188
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,610	2,547	2,632	2,664	2,648
Depreciation of non real estate assets	841	755	508	406	502
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(26,609)	(20,305)	(33,848)	(23,375)	(22,831)
Stock-based and other non-cash compensation	5,620	7,090	3,975	1,590	2,246
Acquisition costs	(976)	(919)	(560)	(1,763)	(141)
Non-incremental capital expenditures	(35,568)	(44,136)	(84,630)	(102,977)	(87,657)
Adjusted Funds From Operations applicable to common stock (2)	$189,351	$186,133	$118,177	$117,018	$137,955

(1)	Prior period amounts have been adjusted to conform with the current period presentation.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, included elsewhere in this Annual Report on Form 10-K/A. As explained in Note 2 to the consolidated financial statements included within this Annual Report on Form 10-K/A, the Company is restating its consolidated financial statements as of December 31, 2016 and 2015 and for the two years ended December 31, 2016 to correct the errors regarding the application of the accounting treatment under ASC 350 during the time period that it was applicable to the Company’s sales of real estate assets. We have also revised the 2014 financial statements to correct the related immaterial error for that year and prior years. The impact of the restatement and revisions is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

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

As a result of the events described in Note 2 to the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K/A, the lenders under our $500 Million Unsecured 2015 Line of Credit and under each of our outstanding term loans waived any default that may have occurred as a result of (i) any inaccuracy of any representations and warranties regarding our prior period financial information or (ii) the failure to maintain our books and records in accordance with GAAP. As a result, we believe we remain in compliance with all our covenants under the $500 Million Unsecured 2015 Line of Credit, each of our term loans and our outstanding debt securities.

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

Results of Operations (2016 vs. 2015)

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis decreased from $0.87 for the year ended December 31, 2015 to $0.69 for the year ended December 31, 2016 primarily due to gains recognized on the sale of several of our properties, including Aon Center in Chicago, Illinois, during 2015 of $129.7 million as compared to gains recognized on sale transactions during 2016 of $93.4 million. The decrease was partially offset by a $9.1 million decrease in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 as a result of a net decrease in our average debt outstanding.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2016 vs. the year ended December 31, 2015

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	(Restated)		(Restated)
	December 31, 2016%		December 31, 2015%		Variance
Revenue:
Rental income	$459.9		$468.9		$(9.0)
Tenant reimbursements	93.9		113.9		(20.0)
Property management fee revenue	1.9		2.0		(0.1)
Total revenues	555.7	100%	584.8	100%	(29.1)
Expense:
Property operating costs	218.9	39%	242.0	41%	(23.1)
Depreciation	127.7	23%	134.5	23%	(6.8)
Amortization	75.1	14%	60.9	11%	14.2
Impairment losses on real estate assets	33.9	6%	43.3	7%	(9.4)
General and administrative	29.3	5%	30.4	5%	(1.1)
Real estate operating income	70.8	13%	73.7	13%	(2.9)
Other income (expense):
Interest expense	(64.9)	12%	(74.0)	13%	9.1
Other income/(expense)	—	—%	1.6	—%	(1.6)
Net loss from casualty events and litigation settlements	—	—%	(0.3)	—%	0.3
Equity in income of unconsolidated joint ventures	0.4	—%	0.6	—%	(0.2)
Income from continuing operations	$6.3	1%	$1.6	—%	$4.7
Income from discontinued operations	$—		$0.1		$(0.1)
Gain on sale of real estate assets	$93.4		$129.7		$(36.3)

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

During the year ended December 31, 2016, we recognized impairment charges to adjust the carrying values of our 150 West Jefferson building in Detroit, Michigan and our 9200, 9211, and 9221 Corporate Boulevard buildings in Rockville, Maryland to their estimated fair values in conjunction with changes in hold period assumptions for these assets. The total impairment loss recognized during the year ended December 31, 2016 was approximately $33.9 million (see Note 10 for details). During the year ended December 31, 2015, we recognized impairment charges of $43.3 million related to our 2 Gatehall Drive building in Parsippany, New Jersey and our Eastpoint I & II buildings in Mayfield Heights, Ohio.

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

Results of Operations (2015 vs. 2014)

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis increased from $0.26 for the year ended December 31, 2014 to $0.87 for the year ended December 31, 2015 primarily due to gains recognized on the sale of several of our properties during 2015 of $129.7 million, including our then-largest asset, the Aon Center building. The increase was partially offset by the recognition of $43.3 million of impairment charges related to our 2 Gatehall Drive building and our Eastpoint I & II buildings. All of these assets were sold during the year ended December 31, 2015.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2015 vs. the year ended December 31, 2014

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2015 and 2014, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	(Restated)		(Revised)
	December 31, 2015%		December 31, 2014%		Variance
Revenue:
Rental income	$468.9		$454.6		$14.3
Tenant reimbursements	113.9		109.6		4.3
Property management fee revenue	2.0		2.1		(0.1)
Total revenues	584.8	100%	566.3	100%	18.5
Expense:
Property operating costs	242.0	41%	239.5	42%	2.5
Depreciation	134.5	23%	138.6	25%	(4.1)
Amortization	60.9	11%	56.6	10%	4.3
Impairment loss on real estate assets	43.3	7%	—	—%	43.3
General and administrative expense	30.4	5%	23.8	4%	6.6
Real estate operating income	73.7	13%	107.8	19%	(34.1)
Other income (expense):
Interest expense	(74.0)	13%	(74.4)	13%	0.4
Other income/(expense)	1.6	—%	0.1	—%	1.5
Net recoveries/(loss) from casualty events and litigation settlements	(0.3)	—%	7.0	1%	(7.3)
Equity in income/(loss) of unconsolidated joint ventures	0.6	—%	(0.4)	—%	1.0
Income from continuing operations	$1.6	—%	$40.1	7%	$(38.5)
Income from discontinued operations	$0.1		$1.2		$(1.1)
Gain on sale of real estate assets	$129.7		$0.9		$128.8

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

During the year ended December 31, 2015, we recognized approximately $43.3 million in impairment charges related to a change in hold period assumptions for our Eastpoint I & II buildings and our 2 Gatehall Drive building.

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

Income from Discontinued Operations

The operations of all assets sold prior to April 1, 2014 are classified as discontinued operations (see Note 15 to our accompanying consolidated financial statements for a complete listing) in the accompanying consolidated statements of income for all periods presented. The presentation of discontinued operations in the future is subject to the occurrence and timing of future property dispositions that meet the amended criteria to be classified as discontinued operations.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	(Restated)		(Restated)		(Revised)
	2016	Per Share (1)	2015	Per Share(1)	2014	Per Share(1)
GAAP net income applicable to common stock	$99,732	$0.69	$131,304	$0.87	$42,150	$0.27
Depreciation of real assets (2)	127,129	0.87	133,992	0.89	138,497	0.90
Amortization of lease-related costs (2)	75,139	0.52	60,951	0.40	56,848	0.37
Impairment loss on real estate assets	33,901	0.23	43,301	0.29	—	—
Gain on sale- wholly-owned properties	(93,410)	(0.64)	(129,682)	(0.86)	(1,132)	(0.01)
Loss on sale- unconsolidated partnerships	—	—	—	—	169	—
NAREIT Funds From Operations applicable to common stock	$242,491	$1.67	$239,866	$1.59	$236,532	$1.53
Adjustments:
Acquisition costs	976	—	919	0.01	560	—
Loss on settlement of swaps	—	—	38	—	—	—
Net loss/(recoveries) from casualty events and litigation settlements	(34)	—	278	—	(6,992)	(0.04)
Core Funds From Operations applicable to common stock	$243,433	$1.67	$241,101	$1.60	$230,100	$1.49
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Unsecured Senior Notes	2,610		2,547		2,632
Depreciation of non real estate assets	841		755		508
Straight-line effects of lease revenue (2)	(21,544)		(15,734)		(29,121)
Stock-based and other non-cash compensation	5,620		7,090		3,975
Net effect of amortization of below-market in-place lease intangibles	(5,065)		(4,571)		(4,727)
Acquisition costs	(976)		(919)		(560)
Non-incremental capital expenditures (3)	(35,568)		(44,136)		(84,630)
Adjusted Funds From Operations applicable to common stock	$189,351		$186,133		$118,177
Weighted-average shares outstanding – diluted	145,635		150,880		154,585

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI and Same Store Cash NOI for the years ended December 31, 2016 and December 31, 2015, respectively (in thousands):

	December 31, 2016	December 31, 2015
	(Restated)	(Restated)

Net income attributable to Piedmont (GAAP Basis)	$99,732	$131,304

Net loss/(income) attributable to noncontrolling interest	(15)	15
Interest expense (1)	64,860	73,998
Depreciation (1)	127,970	134,747
Amortization (1)	75,139	60,951
Acquisition costs	976	919
Impairment loss on real estate assets (1)	33,901	43,301
Net loss/(recoveries) from casualty events and litigation settlements (1)	(34)	278
Gain on sale of real estate assets (1)	(93,410)	(129,682)
General & administrative expenses (1)	29,306	30,388
Management fee revenue	(1,034)	(1,115)
Other (income)/expense (1)	(458)	(2,484)
Straight line rent adjustment (1)	(21,544)	(15,734)
Net effect of amortization of below-market in-place lease intangibles (1)	(5,065)	(4,571)
Property NOI (Cash Basis)	310,324	322,315

Acquisitions (2)	(28,140)	(5,070)
Dispositions (3)	(9,161)	(56,276)
Unconsolidated joint ventures	(461)	(793)

Same Store Cash NOI (Cash Basis)	$272,562	$260,176

Change period over period in Same Store Cash NOI	4.8%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 5 “Unconsolidated Joint Ventures” and Note 11 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) of the accompanying consolidated financial statements. The unconsolidated joint venture in which we have invested is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the table found in Contractual Obligations below.

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

Valuation of Real Estate Assets and Investments in Joint Ventures which Hold Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. For wholly owned properties, when indicators of potential impairment are present, or when a sale in the near term is considered more than 50% probable, we assess whether the respective carrying values including a proportionate amount of goodwill, if applicable, will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, we adjust such assets to the respective estimated fair values and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the estimated fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the estimated fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the estimated fair value amount.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of December 31, 2016. Additionally, for the period between December 1, 2010 and December 31, 2016, we allocated a portion of our goodwill to the carrying value of real estates held for sale and real estate sold when determining impairment or gain/(loss) on sale of real estate assets for those disposals that met the definition of a business. See Note 2 to our accompanying consolidated financial statements for further detail.

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

We evaluate each investment to determine whether it represents variable interests in a VIE. Further, we evaluate the sufficiency of the entities’ equity investment at risk to absorb expected losses, and whether as a group, the equity has the characteristics of a controlling financial interest. See Note 7 to our accompanying consolidated financial statements for further detail on our investment in variable interest entities.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. When Piedmont settles forward starting swap agreements for gains/losses, the result is recorded as accumulated other comprehensive income and is amortized as an offset/increase to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). All of our interest rate derivative agreements as of December 31, 2016 are designated as cash flow hedges. See Note 8 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

Stock-based Compensation

We have issued stock-based compensation in the form of restricted stock to our employees and directors. For employees, such compensation has been issued pursuant to our Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual deferred stock grant component and a multi-year performance share component. Awards granted pursuant to the annual deferred stock component are considered equity awards and expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards granted pursuant to the performance share component are considered liability awards and are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operation and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income. See Note 12 to our accompanying consolidated financial statements for further detail on our stock-based compensation.

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

Finally, as of October 1, 2016, we early adopted the amended definition of a business described in Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of our goodwill balance will no longer be allocated to individual assets that do not qualify as a “business” when they are sold or classified as held for sale. Further, acquisition costs associated with acquisitions of individual assets that do not qualify as business combinations under ASC No. 2017-01 will be capitalized, rather than expensed.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the Original Filing, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2016 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and Note 2 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A, management became aware of a material weakness in Piedmont’s internal control over financial reporting. As a result of this material weakness, described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, Piedmont’s disclosure controls and procedures were not effective. We have undertaken remediation efforts, as discussed below.
In light of the material weakness referred to above, Piedmont has designed and implemented additional controls, including the performance of additional analyses and procedures, in order to conclude that the consolidated financial statements in this Form 10-K/A for the year ended December 31, 2016 and for each of the quarterly periods within fiscal 2016 are fairly presented, in all material respects, in accordance with GAAP.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting at the time the Original Filing was filed on February 21, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessments, at the time the Original Filing was filed on February 21, 2017, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016. Subsequent to this evaluation, the Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting.
We failed to design controls over the application of ASC 350; specifically, the allocation of a portion of our goodwill associated with our purchase of two property management companies to the carrying amount of assets sold or held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale.
The material weakness was identified by us in connection with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Piedmont’s independent registered public accounting firm has re-issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report on Form 10-K/A.
Management’s Plans for Remediation
As soon as management became aware of this material weakness in internal control over financial reporting we began taking immediate actions to remediate the material weakness.
The specific material weakness related to the misapplication of ASC 350-20-40-2. The Company adopted the amended definition of a business described in ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis on October 1, 2016. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of the goodwill balance will no longer be allocated to individual assets that do not qualify as a “business” when they are sold.
We intend to strengthen our controls around the application of ASC 350 and the adoption of any new accounting standards by preparing formal written memos for every new standard that is applicable to the Company as opposed to the more material ones as it has historically done.
We do not expect to incur material costs to remediate this control and expect to have this material weakness remediated no later than June 30, 2017.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement filed with the SEC on March 22, 2017 in connection with our 2017 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Corporate Governance” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 was set forth in our definitive proxy statement filed with the SEC on March 22, 2017, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 was set forth in our definitive proxy statement filed with the SEC on March 22, 2017, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 was set forth in our definitive proxy statement filed with the SEC on March 22, 2017, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 was set forth in our definitive proxy statement filed with the SEC on March 22, 2017, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of May, 2017.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ ROBERT E. BOWERS
Robert E. Bowers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
TO
2016 FORM 10-K/A
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

As discussed in Note 2, the consolidated financial statements as of December 31, 2016 and 2015, and for each of the two years in the period ended December 31, 2016 have been restated to allocate goodwill to the carrying amount of assets sold or assets held for sale which met the definition of a business under U.S. generally accepted accounting principles, in order to determine gain or loss on disposition of assets or impairment losses recognized on assets held for sale.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is May 8, 2017, expressed an adverse opinion.

/S/ Ernst & Young LLP
Atlanta, Georgia
February 21, 2017 except for the effects of the restatement described in Note 2, as to which the date is May 8, 2017

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

In our report dated February 21, 2017, we expressed an unqualified opinion that Piedmont Office Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. Management has subsequently determined that a deficiency in controls existed over the review of the accounting for real estate dispositions; specifically, the allocation of a portion of the Company’s goodwill to the carrying amount of assets sold or assets held for sale when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses recognized for assets held for sale. Management has further concluded that such deficiency represented a material weakness as of December 31, 2016. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that Piedmont Office Realty Trust, Inc.’s internal control over financial reporting was not effective as of December 31, 2016. Accordingly, our present opinion on the effectiveness of Piedmont Office Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s allocation of goodwill related to the disposal of assets and allocation of goodwill to assets held for sale in determining impairment charges. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated February 21, 2017, except for the effects of the restatement described in Note 2, as to which the date is May 8, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Piedmont Office Realty Trust, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/S/ Ernst & Young LLP
Atlanta, Georgia
February 21, 2017 except for the effect of the material weakness described in the sixth paragraph above, as to which the date is May 8, 2017

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS (As Restated, See Note 2)
(in thousands, except share and per-share amounts)

	(Restated)	(Restated)
	December 31, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$669,848	$676,091
Buildings and improvements, less accumulated depreciation of $944,573 and $889,857 as of December 31, 2016 and December 31, 2015, respectively	2,927,324	2,837,463
Intangible lease assets, less accumulated amortization of $109,152 and $93,012 as of December 31, 2016 and December 31, 2015, respectively	99,695	84,663
Construction in progress	34,825	20,975
Real estate assets held for sale, net	—	76,614
Total real estate assets	3,731,692	3,695,806
Investment in and amounts due from unconsolidated joint venture	7,360	7,577
Cash and cash equivalents	6,992	5,441
Tenant receivables, net of allowance for doubtful accounts of $197 and $83 as of December 31, 2016 and December 31, 2015, respectively	26,494	26,339
Straight-line rent receivables	165,848	147,393
Notes receivable	—	45,400
Restricted cash and escrows	1,212	5,174
Prepaid expenses and other assets	23,655	24,777
Goodwill	98,918	104,786
Deferred lease costs, less accumulated amortization of $178,468 and $146,700 as of December 31, 2016 and December 31, 2015, respectively	305,997	288,041
Other assets held for sale, net	—	10,777
Total assets	$4,368,168	$4,361,511
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $10,269 and $12,779 as of December 31, 2016 and December 31, 2015, respectively	$1,687,731	$1,528,221
Secured debt, net of premiums and unamortized debt issuance costs of $1,161 and $1,319 as of December 31, 2016 and December 31, 2015, respectively	332,744	501,289
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	165,410	128,465
Deferred income	28,406	27,270
Intangible lease liabilities, less accumulated amortization of $49,225 and $42,315 as of December 31, 2016 and December 31, 2015, respectively	48,005	42,853
Interest rate swaps	8,169	9,993
Total liabilities	2,270,465	2,238,091
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2016 or December 31, 2015	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2016 or December 31, 2015	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 145,235,313 shares issued and outstanding as of December 31, 2016; and 145,511,644 shares issued and outstanding at December 31, 2015	1,452	1,455
Additional paid-in capital	3,673,128	3,669,977
Cumulative distributions in excess of earnings	(1,580,863)	(1,550,698)
Other comprehensive income	2,104	1,661
Piedmont stockholders’ equity	2,095,821	2,122,395
Noncontrolling interest	1,882	1,025
Total stockholders’ equity	2,097,703	2,123,420
Total liabilities and stockholders’ equity	$4,368,168	$4,361,511
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (As Restated, See Note 2)
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2016	2015	2014
	(Restated)	(Restated)	(Revised)
Revenues:
Rental income	$459,890	$468,872	$454,635
Tenant reimbursements	93,961	113,881	109,548
Property management fee revenue	1,864	2,016	2,069
	555,715	584,769	566,252
Expenses:
Property operating costs	218,934	242,022	239,431
Depreciation	127,733	134,503	138,596
Amortization	75,119	60,886	56,579
Impairment loss on real estate assets	33,901	43,301	—
General and administrative	29,244	30,346	23,825
	484,931	511,058	458,431
Real estate operating income	70,784	73,711	107,821
Other income (expense):
Interest expense	(64,860)	(73,998)	(74,446)
Other income/(expense)	(13)	1,565	62
Net recoveries/(loss) from casualty events and litigation settlements	34	(278)	6,992
Equity in income/(loss) of unconsolidated joint ventures	362	553	(350)
	(64,477)	(72,158)	(67,742)
Income from continuing operations	6,307	1,553	40,079
Discontinued operations:
Operating income	—	84	954
Gain/(loss) on sale of real estate assets	—	(1)	262
Income from discontinued operations	—	83	1,216
Gain on sale of real estate assets	93,410	129,683	870
Net income	99,717	131,319	42,165
Less: Net loss/(income) applicable to noncontrolling interest	15	(15)	(15)
Net income applicable to Piedmont	$99,732	$131,304	$42,150
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.69	$0.87	$0.26
Income from discontinued operations	—	—	0.01
Net income applicable to common stockholders	$0.69	$0.87	$0.27
Weighted-average shares outstanding—basic	145,230,382	150,537,757	154,452,121
Weighted-average shares outstanding—diluted	145,634,953	150,880,116	154,585,273
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (As Restated, See Note 2)
(in thousands)

	Years Ended December 31,
	2016		2015		2014
	(Restated)		(Restated)		(Revised)

Net income applicable to Piedmont		$99,732		$131,304		$42,150
Other comprehensive income/(loss):
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 8)	(4,126)		(12,509)		(17,122)
Reclassification of previously recorded loss included in net income (See Note 8)	4,548		5,875		5,145
Gain/(loss) on investment in available for sale securities	21		(6)		—
Other comprehensive income/(loss)		443		(6,640)		(11,977)
Comprehensive income applicable to Piedmont		$100,175		$124,664		$30,173

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (As Restated, See Note 2)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013 (As Presented)	157,461	$1,575	$3,668,906	$(1,231,209)	$20,278	$1,609	$2,461,159
Cumulative effect of correction	—	—	—	(30,140)	—	$—	(30,140)
Balance, December 31, 2013 (Revised)	157,461	$1,575	$3,668,906	$(1,261,349)	$20,278	$1,609	$2,431,019
Share repurchases as part of announced plan	(3,190)	(32)	—	(52,764)	—	—	(52,796)
Retirement of shares returned from escrow	(85)	(1)	(1,478)	—	—	—	(1,479)
Redemption of noncontrolling interest in consolidated variable interest entity			(4,054)				(4,054)
Dividends to common stockholders ($0.81 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(188)	(124,995)	—	(15)	(125,198)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	2,996	—	—	—	2,997
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont (Revised)	—	—	—	42,150	—	—	42,150
Other comprehensive loss	—	—	—	—	(11,977)	—	(11,977)
Balance, December 31, 2014 (Revised)	154,324	1,543	3,666,182	(1,396,958)	8,301	1,609	2,280,677
Share repurchases as part of an announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont (Restated)	—	—	—	131,304	—	—	131,304
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015 (Restated)	145,512	1,455	3,669,977	(1,550,698)	1,661	1,025	2,123,420
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont (Restated)	—	—	—	99,732	—	—	99,732
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016 (Restated)	145,235	$1,452	$3,673,128	$(1,580,863)	$2,104	$1,882	$2,097,703

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated, See Note 2)
(in thousands)

	Years Ended December 31,
	2016	2015	2014
	(Restated)	(Restated)	(Revised)
Cash Flows from Operating Activities:
Net income	$99,717	$131,319	$42,165
Operating distributions received from unconsolidated joint ventures	579	774	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,733	134,503	138,679
Amortization of debt issuance costs	1,702	1,768	1,578
Gain/(loss) on settlement of forward starting interest rate swaps	—	(1,284)	14,960
Other amortization	74,373	61,221	56,327
Impairment loss on real estate assets	33,901	43,301	—
Stock compensation expense	7,928	8,789	5,250
Equity in loss/(income) of unconsolidated joint ventures	(362)	(553)	350
Gain on sale of real estate assets, net	(93,410)	(129,683)	(1,132)
Retirement of shares returned from escrow	—	—	(1,479)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(26,747)	(29,478)	(40,505)
Decrease/(increase) in restricted cash and escrows	3,229	(5,256)	(135)
Decrease/(increase) in prepaid expenses and other assets	1,996	(828)	(1,884)
Increase/(decrease) in accounts payable and accrued expenses	3,729	(162)	2,995
Increase/(decrease) in deferred income	1,441	4,613	(277)
Net cash provided by operating activities	235,809	219,044	217,158
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(349,668)	(382,773)	(117,418)
Net cash held in escrow for acquisitions	—	—	(5,150)
Capitalized expenditures, net of accruals	(110,228)	(118,671)	(168,891)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	(4,000)	—
Net sale proceeds from wholly-owned properties	365,918	848,169	46,232
Net sale proceeds received from unconsolidated joint ventures	—	—	6,017
Investments in unconsolidated joint ventures	—	—	(42)
Deferred lease costs paid	(25,896)	(37,683)	(27,694)
Net cash provided by/(used in) investing activities	(119,874)	305,042	(266,946)
Cash Flows from Financing Activities:
Debt issuance costs paid	(264)	(1,081)	(1,294)
Proceeds from debt	695,000	1,301,858	1,052,527
Repayments of debt	(706,875)	(1,544,301)	(813,702)
Discount paid due to loan modification	—	—	(1,135)
Costs of issuance of common stock	(342)	(326)	—
Shares withheld to pay tax obligations related to employee stock compensation	(2,344)	(1,710)	(1,275)
Repurchases of common stock as part of announced plan	(7,943)	(158,860)	(54,802)
Dividends paid and discount on dividend reinvestments	(91,616)	(126,531)	(125,198)
Net cash provided by/(used in) financing activities	(114,384)	(530,951)	55,121
Net increase/(decrease) in cash and cash equivalents	1,551	(6,865)	5,333
Cash and cash equivalents, beginning of year	5,441	12,306	6,973
Cash and cash equivalents, end of year	$6,992	$5,441	$12,306
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

2.    Restatement

The restatement of Piedmont's audited consolidated financial statements results from its subsequent accounting for goodwill resulting from the purchase of two property management companies in order to become a self-managed entity. Previously, Piedmont did not allocate goodwill to the disposal of real estate assets or held for sale real estate assets that met the definition of a business under GAAP, as required by Accounting Standards Codification 350 Intangibles - Goodwill and Other in order to determine gain on disposition of assets or impairments, if any, respectively. For the disposal of real estate assets that constituted a business, goodwill and gain on disposition of assets both should have been reduced by the proportionate amount of goodwill allocated to each disposed real estate asset. The amount of goodwill allocated is derived as the proportionate fair value of the real estate considered to be a business under GAAP at the time of sale to the fair value of Piedmont’s reporting unit. The restated amounts are reflected in the tables below. We have also revised the 2014 financial statements to correct the related immaterial error for that year and prior years. The revised consolidated statement of operations includes a reduction to gain on sale of real estate assets of approximately $1.2 million for the year ended December 31, 2014. Additionally, approximately $30.1 million related to disposals prior to 2014 has been recorded to increase cumulative distributions in excess of earnings as of December 31, 2013 on the accompanying consolidated statements of stockholders' equity. Further, in evaluating the impairment on held for sale real estate assets considered to be a business under GAAP, the proportionate amount of goodwill attributable to the real estate asset held for sale should be considered in determining the amount of impairment, if any. The amount of goodwill attributed is derived as the proportionate fair value of the real estate asset considered to be a business under GAAP held for sale at measurement date to the fair value of Piedmont’s reporting unit. As a result, the restated consolidated balance sheet includes a decrease in goodwill and resulting increase in other real estate assets held for sale of approximately $2.3 million as of December 31, 2015.

The consolidated financial statements included in this Form 10-K/A have been restated as of December 31, 2016 and 2015 and for the years then ended to reflect the adjustments described above. The following statements present the effect of the restatement on (i) Piedmont's consolidated balance sheets as of December 31, 2016 and December 31, 2015, (ii) Piedmont's consolidated statements of income for the years ended December 31, 2016 and 2015 and (iii) Piedmont's consolidated statements of cash flows for the years ended December 31, 2016, and 2015. As noted above, Piedmont has also revised the 2014 financial statements to correct the related immaterial error for that year and prior years. Piedmont did not present a summary of the effect of the restatement on the consolidated statement of stockholders' equity for any of the above referenced periods because the impact to stockholders' equity is reflected below in the restated consolidated balance sheets. Piedmont did not present a summary of the effect of the restatement on the consolidated statements of comprehensive income/(loss) for any of the above referenced periods because the impact to net income is reflected below in the restated consolidated statements of income and the restatement adjustments did not affect any other component of comprehensive income.

The following table presents the consolidated balance sheet as previously reported, restatement adjustments, and the consolidated balance sheet as restated as of December 31, 2016 (in thousands, except per share data):

	As Previously Filed	Restatement Adjustments	As Restated
Assets:
Real estate assets, at cost:
Land	$669,848	$—	$669,848
Buildings and improvements, less accumulated depreciation	2,927,324	—	2,927,324
Intangible lease assets, less accumulated amortization	99,695	—	99,695
Construction in progress	34,825	—	34,825
Real estate assets held for sale, net	—	—	—
Total real estate assets	3,731,692		3,731,692
Investment in and amounts due from unconsolidated joint venture	7,360	—	7,360
Cash and cash equivalents	6,992	—	6,992
Tenant receivables, net of allowance for doubtful accounts	26,494	—	26,494
Straight-line rent receivables	165,848	—	165,848
Notes receivable	—	—	—
Restricted cash and escrows	1,212	—	1,212
Prepaid expenses and other assets	23,655	—	23,655
Goodwill	180,097	(81,179)	98,918
Deferred lease costs, less accumulated amortization	305,997	—	305,997
Other assets held for sale, net	—	—	—
Total assets	$4,449,347	$(81,179)	$4,368,168
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs	$1,687,731	$—	$1,687,731
Secured debt, net of premiums and unamortized debt issuance costs	332,744	—	332,744
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	165,410	—	165,410
Deferred income	28,406	—	28,406
Intangible lease liabilities, less accumulated amortization	48,005	—	48,005
Interest rate swaps	8,169	—	8,169
Total liabilities	2,270,465	—	2,270,465
Commitments and Contingencies	—	—	—
Stockholders’ Equity:
Shares-in-trust	—	—	—
Preferred stock	—	—	—
Common stock	1,452	—	1,452
Additional paid-in capital	3,673,128	—	3,673,128
Cumulative distributions in excess of earnings	(1,499,684)	(81,179)	(1,580,863)
Other comprehensive income	2,104	—	2,104
Piedmont stockholders’ equity	2,177,000	(81,179)	2,095,821
Noncontrolling interest	1,882	—	1,882
Total stockholders’ equity	2,178,882	(81,179)	2,097,703
Total liabilities and stockholders’ equity	$4,449,347	$(81,179)	$4,368,168

The following table presents the consolidated balance sheet as previously reported, restatement adjustments, and the consolidated balance sheet as restated as of December 31, 2015 (in thousands, except per share data):

	As Previously Filed	Restatement Adjustments	As Restated
Assets:
Real estate assets, at cost:
Land	$676,091	$—	$676,091
Buildings and improvements, less accumulated depreciation	2,837,463	—	2,837,463
Intangible lease assets, less accumulated amortization	84,663	—	84,663
Construction in progress	20,975	—	20,975
Real estate assets held for sale, net	76,614	—	76,614
Total real estate assets	3,695,806		3,695,806
Investment in and amounts due from unconsolidated joint venture	7,577	—	7,577
Cash and cash equivalents	5,441	—	5,441
Tenant receivables, net of allowance for doubtful accounts	26,339	—	26,339
Straight-line rent receivables	147,393	—	147,393
Notes receivable	45,400	—	45,400
Restricted cash and escrows	5,174	—	5,174
Prepaid expenses and other assets	24,777	—	24,777
Goodwill	180,097	(75,311)	104,786
Deferred lease costs, less accumulated amortization	288,041	—	288,041
Other assets held for sale, net	8,490	2,287	10,777
Total assets	$4,434,535	$(73,024)	$4,361,511
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs	$1,528,221	$—	$1,528,221
Secured debt, net of premiums and unamortized debt issuance costs	501,289	—	501,289
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	128,465	—	128,465
Deferred income	27,270	—	27,270
Intangible lease liabilities, less accumulated amortization	42,853	—	42,853
Interest rate swaps	9,993	—	9,993
Total liabilities	2,238,091		2,238,091
Commitments and Contingencies	—	—	—
Stockholders’ Equity:
Shares-in-trust	—	—	—
Preferred stock	—	—	—
Common stock	1,455	—	1,455
Additional paid-in capital	3,669,977	—	3,669,977
Cumulative distributions in excess of earnings	(1,477,674)	(73,024)	(1,550,698)
Other comprehensive income	1,661	—	1,661
Piedmont stockholders’ equity	2,195,419	(73,024)	2,122,395
Noncontrolling interest	1,025	—	1,025
Total stockholders’ equity	2,196,444	(73,024)	2,123,420
Total liabilities and stockholders’ equity	$4,434,535	$(73,024)	$4,361,511

The following table presents the consolidated statement of income as previously reported, restatement adjustments, and the consolidated statement of income as restated for the year ended December 31, 2016 (in thousands, except share and per share data):

	As Previously Filed	Restatement Adjustments	As Restated
Revenues:
Rental income	$459,890	$—	$459,890
Tenant reimbursements	93,961	—	93,961
Property management fee revenue	1,864	—	1,864
	555,715	—	555,715
Expenses:
Property operating costs	218,934	—	218,934
Depreciation	127,733	—	127,733
Amortization	75,119	—	75,119
Impairment loss on real estate assets	30,898	3,003	33,901
General and administrative	29,244	—	29,244
	481,928	3,003	484,931
Real estate operating income	73,787	(3,003)	70,784
Other income (expense):
Interest expense	(64,860)	—	(64,860)
Other income/(expense)	(13)	—	(13)
Net recoveries/(loss) from casualty events and litigation settlements	34	—	34
Equity in income/(loss) of unconsolidated joint ventures	362	—	362
	(64,477)	—	(64,477)
Income from continuing operations	9,310	(3,003)	6,307
Discontinued operations:
Operating income	—	—	—
Gain/(loss) on sale of real estate assets	—	—	—
Income from discontinued operations	—	—	—
Gain on sale of real estate assets	98,562	(5,152)	93,410
Net income	107,872	(8,155)	99,717
Less: Net loss/(income) applicable to noncontrolling interest	15	—	15
Net income applicable to Piedmont	$107,887	$(8,155)	$99,732
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.74	$(0.05)	$0.69
Income from discontinued operations	—	—	—
Net income applicable to common stockholders	$0.74	$(0.05)	$0.69
Weighted-average shares outstanding—basic	145,230,382		145,230,382
Weighted-average shares outstanding—diluted	145,634,953		145,634,953

The following table presents the consolidated statement of income as previously reported, restatement adjustments, and the consolidated statement of income as restated for the year ended December 31, 2015 (in thousands, except share and per share data):

	As Previously Filed	Restatement Adjustments	As Restated
Revenues:
Rental income	$468,872	$—	$468,872
Tenant reimbursements	113,881	—	113,881
Property management fee revenue	2,016	—	2,016
	584,769	—	584,769
Expenses:
Property operating costs	242,022	—	242,022
Depreciation	134,503	—	134,503
Amortization	60,886	—	60,886
Impairment loss on real estate assets	40,169	3,132	43,301
General and administrative	30,346	—	30,346
	507,926	3,132	511,058
Real estate operating income	76,843	(3,132)	73,711
Other income (expense):
Interest expense	(73,998)	—	(73,998)
Other income/(expense)	1,565	—	1,565
Net recoveries/(loss) from casualty events and litigation settlements	(278)	—	(278)
Equity in income/(loss) of unconsolidated joint ventures	553	—	553
	(72,158)	—	(72,158)
Income from continuing operations	4,685	(3,132)	1,553
Discontinued operations:
Operating income	84	—	84
Gain/(loss) on sale of real estate assets	(1)	—	(1)
Income from discontinued operations	83	—	83
Gain on sale of real estate assets	168,237	(38,554)	129,683
Net income	173,005	(41,686)	131,319
Less: Net loss/(income) applicable to noncontrolling interest	(15)	—	(15)
Net income applicable to Piedmont	$172,990	$(41,686)	$131,304
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$1.15	$(0.28)	$0.87
Income from discontinued operations	—	—	—
Net income applicable to common stockholders	$1.15	$(0.28)	$0.87
Weighted-average shares outstanding—basic	150,537,757		150,537,757
Weighted-average shares outstanding—diluted	150,880,116		150,880,116

The following table presents the consolidated statement of income as previously reported, revision adjustments, and the consolidated statement of income as revised for the year ended December 31, 2014 (in thousands, except share and per share data):

	As Previously Filed	Revision Adjustments	As Revised
Revenues:
Rental income	$454,635	$—	$454,635
Tenant reimbursements	109,548	—	109,548
Property management fee revenue	2,069	—	2,069
	566,252	—	566,252
Expenses:
Property operating costs	239,431	—	239,431
Depreciation	138,596	—	138,596
Amortization	56,579	—	56,579
Impairment loss on real estate assets	—	—	—
General and administrative	23,825	—	23,825
	458,431	—	458,431
Real estate operating income	107,821	—	107,821
Other income (expense):
Interest expense	(74,446)	—	(74,446)
Other income/(expense)	62	—	62
Net recoveries/(loss) from casualty events and litigation settlements	6,992	—	6,992
Equity in income/(loss) of unconsolidated joint ventures	(350)	—	(350)
	(67,742)	—	(67,742)
Income from continuing operations	40,079	—	40,079
Discontinued operations:
Operating income	954	—	954
Gain/(loss) on sale of real estate assets	1,198	(936)	262
Income from discontinued operations	2,152	(936)	1,216
Gain on sale of real estate assets	1,132	(262)	870
Net income	43,363	(1,198)	42,165
Less: Net loss/(income) applicable to noncontrolling interest	(15)	—	(15)
Net income applicable to Piedmont	$43,348	$(1,198)	$42,150
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.27	$(0.01)	$0.26
Income from discontinued operations	0.01	—	0.01
Net income applicable to common stockholders	$0.28	$(0.01)	$0.27
Weighted-average shares outstanding—basic	154,452,121		154,452,121
Weighted-average shares outstanding—diluted	154,585,273		154,585,273

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments, and the consolidated statement of cash flows as restated for the year ended December 31, 2016 (in thousands):

	As Previously Filed	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Net income	$107,872	$(8,155)	$99,717
Operating distributions received from unconsolidated joint ventures	579	—	579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,733	—	127,733
Amortization of debt issuance costs	1,702	—	1,702
Other amortization	74,373	—	74,373
Impairment loss on real estate assets	30,898	3,003	33,901
Stock compensation expense	7,928	—	7,928
Equity in loss/(income) of unconsolidated joint ventures	(362)	—	(362)
Gain on sale of real estate assets, net	(98,562)	5,152	(93,410)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(26,747)	—	(26,747)
Decrease/(increase) in restricted cash and escrows	3,229	—	3,229
Decrease/(increase) in prepaid expenses and other assets	1,996	—	1,996
Increase/(decrease) in accounts payable and accrued expenses	3,729	—	3,729
Increase/(decrease) in deferred income	1,441	—	1,441
Net cash provided by operating activities	235,809	—	235,809
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(349,668)	—	(349,668)
Capitalized expenditures, net of accruals	(110,228)	—	(110,228)
Net sale proceeds from wholly-owned properties	365,918	—	365,918
Deferred lease costs paid	(25,896)	—	(25,896)
Net cash provided by/(used in) investing activities	(119,874)	—	(119,874)
Cash Flows from Financing Activities:
Debt issuance costs paid	(264)	—	(264)
Proceeds from debt	695,000	—	695,000
Repayments of debt	(706,875)	—	(706,875)
Costs of issuance of common stock	(342)	—	(342)
Shares withheld to pay tax obligations related to employee stock compensation	(2,344)	—	(2,344)
Repurchases of common stock as part of announced plan	(7,943)	—	(7,943)
Dividends paid and discount on dividend reinvestments	(91,616)	—	(91,616)
Net cash provided by/(used in) financing activities	(114,384)	—	(114,384)
Net increase/(decrease) in cash and cash equivalents	1,551	—	1,551
Cash and cash equivalents, beginning of year	5,441	—	5,441
Cash and cash equivalents, end of year	$6,992	$—	$6,992

The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments, and the consolidated statement of cash flows as restated for the year ended December 31, 2015 (in thousands):

	As Previously Filed	Restatement Adjustments	As Restated
Cash Flows from Operating Activities:
Net income	$173,005	$(41,686)	$131,319
Operating distributions received from unconsolidated joint ventures	774	—	774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,503	—	134,503
Amortization of debt issuance costs	1,768	—	1,768
Gain/(loss) on settlement of forward starting interest rate swaps	(1,284)	—	(1,284)
Other amortization	61,221	—	61,221
Impairment loss on real estate assets	40,169	3,132	43,301
Stock compensation expense	8,789	—	8,789
Equity in loss/(income) of unconsolidated joint ventures	(553)	—	(553)
Gain on sale of real estate assets, net	(168,237)	38,554	(129,683)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(29,478)	—	(29,478)
Decrease/(increase) in restricted cash and escrows	(5,256)	—	(5,256)
Decrease/(increase) in prepaid expenses and other assets	(828)	—	(828)
Increase/(decrease) in accounts payable and accrued expenses	(162)	—	(162)
Increase/(decrease) in deferred income	4,613	—	4,613
Net cash provided by operating activities	219,044	—	219,044
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(382,773)	—	(382,773)
Capitalized expenditures, net of accruals	(118,671)	—	(118,671)
Redemption of noncontrolling interest in unconsolidated variable interest entity	(4,000)	—	(4,000)
Net sale proceeds from wholly-owned properties	848,169	—	848,169
Deferred lease costs paid	(37,683)	—	(37,683)
Net cash provided by/(used in) investing activities	305,042	—	305,042
Cash Flows from Financing Activities:
Debt issuance costs paid	(1,081)	—	(1,081)
Proceeds from debt	1,301,858	—	1,301,858
Repayments of debt	(1,544,301)	—	(1,544,301)
Costs of issuance of common stock	(326)	—	(326)
Shares withheld to pay tax obligations related to employee stock compensation	(1,710)	—	(1,710)
Repurchases of common stock as part of announced plan	(158,860)	—	(158,860)
Dividends paid and discount on dividend reinvestments	(126,531)	—	(126,531)
Net cash provided by/(used in) financing activities	(530,951)	—	(530,951)
Net increase/(decrease) in cash and cash equivalents	(6,865)	—	(6,865)
Cash and cash equivalents, beginning of year	12,306	—	12,306
Cash and cash equivalents, end of year	$5,441	$—	$5,441

The following table presents the consolidated statement of cash flows as previously reported, revision adjustments, and the consolidated statement of cash flows as revised for the year ended December 31, 2014 (in thousands):

	As Previously Filed	Revision Adjustments	As Revised
Cash Flows from Operating Activities:
Net income	$43,363	$(1,198)	$42,165
Operating distributions received from unconsolidated joint ventures	266	—	266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138,679	—	138,679
Amortization of debt issuance costs	1,578	—	1,578
Gain/(loss) on settlement of forward starting interest rate swaps	14,960	—	14,960
Other amortization	56,327	—	56,327
Stock compensation expense	5,250	—	5,250
Equity in loss/(income) of unconsolidated joint ventures	350	—	350
Gain on sale of real estate assets, net	(2,330)	1,198	(1,132)
Retirement of shares returned from escrow	(1,479)	—	(1,479)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(40,505)	—	(40,505)
Decrease/(increase) in restricted cash and escrows	(135)	—	(135)
Decrease/(increase) in prepaid expenses and other assets	(1,884)	—	(1,884)
Increase/(decrease) in accounts payable and accrued expenses	2,995	—	2,995
Increase/(decrease) in deferred income	(277)	—	(277)
Net cash provided by operating activities	217,158	—	217,158
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(117,418)	—	(117,418)
Net cash held in escrow for acquisitions	(5,150)	—	(5,150)
Capitalized expenditures, net of accruals	(168,891)	—	(168,891)
Net sale proceeds from wholly-owned properties	46,232	—	46,232
Net sale proceeds received from unconsolidated joint ventures	6,017	—	6,017
Investments in unconsolidated joint ventures	(42)	—	(42)
Deferred lease costs paid	(27,694)	—	(27,694)
Net cash provided by/(used in) investing activities	(266,946)	—	(266,946)
Cash Flows from Financing Activities:
Debt issuance costs paid	(1,294)	—	(1,294)
Proceeds from debt	1,052,527	—	1,052,527
Repayments of debt	(813,702)	—	(813,702)
Discount paid due to loan modification	(1,135)	—	(1,135)
Shares withheld to pay tax obligations related to employee stock compensation	(1,275)	—	(1,275)
Repurchases of common stock as part of announced plan	(54,802)	—	(54,802)
Dividends paid and discount on dividend reinvestments	(125,198)	—	(125,198)
Net cash provided by/(used in) financing activities	55,121	—	55,121
Net increase/(decrease) in cash and cash equivalents	5,333	—	5,333
Cash and cash equivalents, beginning of year	6,973	—	6,973
Cash and cash equivalents, end of year	$12,306	$—	$12,306

3.    Summary of Significant Accounting Policies

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, Piedmont concludes that the estimated fair value is greater than the carrying amount, then performing a further two-step impairment test is unnecessary. However, if Piedmont chooses to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. Piedmont did not record any impairment on its existing goodwill for the years ended December 31, 2016, 2015, or 2014 related to enterprise valuation in accordance with the calculation methodology above.

However, during the period that individual real estate assets qualified as a "business" under GAAP, proportionate amounts of Piedmont's goodwill balance were allocated to the basis of real estate assets sold or classified as held for sale when determining gain or loss on sale or impairment loss on such assets. On October 1, 2016, Piedmont early adopted Accounting Standards Update 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (as further described in “Accounting Pronouncements Adopted during the Year Ended December 31, 2016” below), and as a result, Piedmont is no longer required to allocate a proportionate amount of goodwill to the basis of real estate assets that do not qualify as a business when those assets are sold or classified as held for sale.

The following table presents a reconciliation of the Company’s goodwill from January 1, 2007 to December 31, 2016 (in thousands):

Balance as of January 1, 2007	$—
Purchase of property management companies results in Goodwill (April 2007)	180,097
Goodwill allocated to disposition of real estate assets for the years ended December 31, 2007, 2008, 2009	—
Balance as of December 31, 2009	180,097
Goodwill allocated to impairment loss on real estate assets	(2,557)
Balance as of December 31, 2010	177,540
Goodwill allocated to disposition of real estate assets	(17,533)
Balance as of December 31, 2011	160,007
Goodwill allocated to disposition of real estate assets	(4,303)
Balance as of December 31, 2012	155,704
Goodwill allocated to disposition of real estate assets	(4,412)
Goodwill allocated to impairment loss on real estate assets	(1,335)
Balance as of December 31, 2013	149,957
Goodwill allocated to disposition of real estate assets	(1,198)
Balance as of December 31, 2014	148,759
Goodwill allocated to disposition of real estate assets	(38,554)
Goodwill allocated to impairment loss on real estate assets	(3,132)
Goodwill allocated to other assets held for sale	(2,287)
Balance as of December 31, 2015	104,786
Goodwill allocated to disposition of real estate assets	(5,152)
Goodwill allocated to impairment loss on real estate assets	(716)
Balance as of December 31, 2016	$98,918

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to: (i) properties classified as held for sale as of March 31, 2016, June 30, 2016, or September 30, 2016, have been reclassified as held for sale as of December 31, 2015 for comparative purposes (see Note 15); and (ii) provisions for/(recoveries of) bad debts have been reclassified from general and administrative expenses to property operating costs in the accompanying consolidated statements of income for comparative purposes. (see Tenant Receivables, net and Straight-line Rent Receivables above).

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

Finally, as of October 1, 2016, Piedmont early adopted the amended definition of a business described in Accounting Standards Update No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of our goodwill balance will no longer be allocated to individual assets that do not qualify as a “business” when they are sold or classified as held for sale. Further, acquisition costs associated with acquisitions of individual assets that do not qualify as business combinations under ASC No. 2017-01 will be capitalized, rather than expensed.

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

4.    Acquisitions and Development Projects

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

5.    Unconsolidated Joint Venture

As of December 31, 2016 and 2015, Piedmont owned an interest in the following unconsolidated joint venture (in thousands):

Joint Venture	Property Held by Joint Venture	Piedmont’s Ownership	Piedmont's Investment in Unconsolidated Joint Venture
			2016	2015
Fund XIII and REIT Joint Venture	8560 Upland Drive	72%	$7,360	$7,368

6.    Debt

During the year ended December 31, 2016, Piedmont repaid the outstanding balance of its $125 Million Fixed-Rate Loan and its $42.5 Million Fixed-Rate Loan, utilizing the first available prepayment opportunity without penalty. Separately, Piedmont incurred during 2016 net additional borrowings on its $500 Million Unsecured 2015 Line of Credit of approximately $157.0 million. As of December 31, 2016, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 9 for a description of Piedmont’s estimated fair value of debt as of December 31, 2016.

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

7.    Variable Interest Entities and Equity Participation Rights

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of December 31, 2016, Piedmont was party to various interest rate swap agreements, all of which are designated as effective cash flow hedges, which fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. During the year ended December 31, 2016, Piedmont's forward starting interest rate swap agreements became effective to hedge the extension period of the $300 Million Unsecured 2011 Term Loan through January 2020. Additionally, during the year ended December 31, 2015, Piedmont settled various forward starting swaps with a total notional value of $250 million in conjunction with the issuance of the $160 Million Fixed-Rate Loan (see Note 6) for a net loss totaling $1.3 million, of which approximately $0.1 million was expensed immediately upon termination. The remaining loss was recorded as accumulated other comprehensive income and is being amortized as an increase to interest expense over the seven-year term of the $160 Million Fixed-Rate Loan. Also during the year ended December 31, 2015, Piedmont favorably settled four forward starting interest rate swaps with a total notional value of $250 million and recorded the net settlement value of approximately $0.1 million as an offsetting component to interest expense in the accompanying consolidated statements of income, as Piedmont chose not to issue debt within the timing prescribed by the forward starting swap agreements. This gain on settlement of swaps includes a charge for costs incurred to establish the swaps at inception. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 36 months.

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

9.    Fair Value Measurements

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

Piedmont’s interest rate swap agreements presented above, and further discussed in Note 8, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2016 and 2015. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2016 and 2015, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

10.    Impairment Loss on Real Estate Assets

Piedmont recorded impairment loss on real estate assets for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	(Restated)	(Restated)
	2016	2015	2014
Eastpoint I & II (1)	$—	$6,195	$—
2 Gatehall Drive (1)	—	37,106	—
150 West Jefferson (1)	8,259	—	—
9221 Corporate Boulevard (2)	2,692	—	—
9200 and 9211 Corporate Boulevard (3)	22,950	—	—
Total impairment loss on real estate assets (4)	$33,901	$43,301	$—

(1)
Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset including a proportionate amount of goodwill and the contracted sales price, less estimated selling costs.

(2)
Piedmont, using a probability-weighted model heavily weighted towards the short-term sale of the 9221 Corporate Boulevard building in Rockville, Maryland, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.7 million during the year ended December 31, 2016 calculated as the difference between the carrying value of the asset including a proportionate amount of goodwill and the anticipated contract sales price, less estimated selling costs.

(3)
Piedmont elected to sell its remaining two assets and exit the Rockville, Maryland sub-market of Washington, D.C, after selling the 9221 Corporate Boulevard building in July 2016 (mentioned above). Upon management's change in its hold period assumption for the assets from a long-term hold to a near-term sale, Piedmont recognized an impairment loss of approximately $23.0 million. The impairment loss was calculated as the difference between the carrying value of the asset including a proportionate amount of goodwill and the anticipated contracted sales price, less estimated selling costs.

(4)
The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers.

11.    Commitments and Contingencies

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

12.    Stock Based Compensation

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

13.    Earnings Per Share

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

15.    Property Dispositions, Assets Held for Sale, and Discontinued Operations

Property Dispositions

Since the adoption of ASU 2014-08 during the year ended December 31, 2014, none of Piedmont's property dispositions have met the criteria to be reported as discontinued operations. The operational results for periods prior to sale for properties sold since the adoption of ASU 2014-08 are presented as continuing operations in the accompanying consolidated statements of income, and the gain/(loss) on sale is presented separately in the consolidated statements of income unless otherwise indicated below. Details of such properties sold are presented below (in thousands), with the calculation of each gain/loss on sale reflecting the allocation of a proportionate amount of goodwill as applicable (see Note 2 for more information):

Buildings Sold	Location	Date of Sale	Revised (2014) or Restated Gain/(Loss) on Sale		Net Sales Proceeds
2020 West 89th Street	Leawood, Kansas	May 19, 2014	$870		$5,515
Two Park Center (1)	Hoffman Estates, Illinois	May 29, 2014	$(169)		$6,017
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$8,940		$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$6,390		$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$4,144		$24,223
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$11,358		$50,372	(2)
Eastpoint I & II	Mayfield Heights, Ohio	July 28, 2015	$(177)	(4)	$17,342
3750 Brookside Parkway	Alpharetta, Georgia	August 10, 2015	$761		$13,624
Chandler Forum	Chandler, Arizona	September 1, 2015	$13,805		$32,267
Aon Center	Chicago, Illinois	October 29, 2015	$84,218		$646,243
2 Gatehall Drive	Parsippany, New Jersey	December 21, 2015	$162	(4)	$50,369
1055 East Colorado Boulevard	Pasadena, California	April 21, 2016	$29,462		$60,076
Fairway Center II	Brea, California	April 28, 2016	$14,406		$33,062
1901 Main Street	Irvine, California	May 2, 2016	$29,964		$63,149	(3)
9221 Corporate Boulevard	Rockville, Maryland	July 27, 2016	$(192)	(4)	$12,035
150 West Jefferson	Detroit, Michigan	July 29, 2016	$(664)	(4)	$77,844
9200 and 9211 Corporate Boulevard	Rockville, Maryland	September 28, 2016	$(41)	(4)	$12,519
11695 Johns Creek Parkway	Johns Creek, Georgia	December 22, 2016	$1,978		$13,827
Braker Pointe III	Austin, Texas	December 29, 2016	$18,579		$48,006

(1)	Property was owned as part of the unconsolidated joint venture, Fund XIII and REIT Joint Venture. As such, the loss on sale was presented as equity in income/(loss) of unconsolidated joint ventures.

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

(4)
As discussed in Note 10 above, Piedmont recognized an impairment loss prior to, or in conjunction with, the sale of the property. Therefore, any gain/(loss) recognized upon the consummation of the sale consists solely of adjustments made subsequent to the sale for closing cost estimates or post-closing prorations.

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

		(Restated)
	December 31, 2016	December 31, 2015
Real estate assets held for sale, net:
Land	$—	$9,759
Building and improvements, less accumulated depreciation of $0 and $32,162 as of December 31, 2016, and 2015, respectively	—	66,840
Construction in progress	—	15
Total real estate assets held for sale, net	$—	$76,614

Other assets held for sale, net:
Straight-line rent receivables	$—	$4,729
Prepaid expenses and other assets	—	66
Allocation of goodwill (see Note 2)	—	2,287
Deferred lease costs, less accumulated amortization of $0 and $1,162 as of December 31, 2016 and 2015, respectively	—	3,695
Total other assets held for sale, net	$—	$10,777

Discontinued Operations

Asset disposals previously classified as, and that continue to be reported as, discontinued operations for the year ended December 31, 2014 are as follows (in thousands):

			(Revised)
Building Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
11107 and 11109 Sunset Hills Road	Reston, Virginia	March 19, 2014	$(102)	$22,326
1441 West Long Lake Road	Troy, Michigan	April 30, 2014	$182	$7,202
4685 Investment Drive	Troy, Michigan	April 30, 2014	$191	$11,198

Details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
			(Revised)
Revenues:
Rental income	$—	$19	$1,365
Tenant reimbursements	—	64	125
Property management fee revenue	—	—	1
	—	83	1,491
Expenses:
Property operating costs	—	(1)	225
Depreciation	—	—	83
Amortization	—	—	223
	—	(1)	531
Other income (expense):
Other income/(expense)	—	—	(6)
	—	—	(6)
Operating income, excluding gain/(loss) on sale of real estate assets	—	84	954
Gain/(loss) on sale of real estate assets	—	(1)	262
Income from discontinued operations	$—	$83	$1,216

16.    Supplemental Disclosures of Noncash Activities

Certain noncash investing and financing activities for the years ended December 31, 2016, 2015, and 2014 (in thousands) are outlined below:

	2016	2015	2014
Accrued capital expenditures and deferred lease costs	$14,427	$20,630	$19,896
Accrued dividends and discount on dividend reinvestments	$30,532	$—	$—
Escrowed cash from prior year applied to acquisitions in the current year	$—	$(5,050)	$—
Change in accrued share repurchases as part of an announced plan	$—	$—	$(2,006)

17.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2016, 2015, and 2014, is calculated as follows (in thousands):

	(Restated)	(Restated)	(Revised)
	2016	2015	2014
GAAP basis financial statement net income	$99,732	$131,304	$42,150
Increase (decrease) in net income resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	69,214	(1,717)	50,810
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(18,964)	(12,123)	(28,504)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(4,895)	(4,614)	(4,705)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(118,713)	(43,493)	(28,360)
Taxable income/(loss) of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	(1,042)	2,491	(468)
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of amounts for income tax purposes	42,019	54,425	5,727
Taxable income for Piedmont Office Holdings, Inc. in excess of amount for financial reporting purposes	648	—	—
Income tax basis net income, prior to dividends paid deduction	$67,999	$126,273	$36,650

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2016	2015	2014
Ordinary income	81.77%	31.75%	29.32%
Return of capital	18.23%	—%	70.68%
Capital gains	—%	68.25%	—%
	100%	100%	100%

As of December 31, 2016 and 2015, the tax basis carrying value of Piedmont’s total assets was approximately $4.3 billion and $4.2 billion, respectively.

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

18.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2016 (restated), 2015 (restated), and 2014 (revised) is presented below (in thousands, except per-share data):

	2016
Statement of Income Data:	First	Second	Third	Fourth
Revenues	$138,012	$135,307	$138,485	$143,911
Impairment loss on real estate assets	$—	$10,950	$22,951	$—
Real estate operating income	$26,372	$14,791	$2,988	$26,633
Income/(loss) from continuing operations	$10,396	$(1,553)	$(13,065)	$10,529
Income/(loss) from discontinued operations	$—	$(1)	$1	$—
Gain/(loss) on sale of real estate assets	$(20)	$73,835	$(57)	$19,652
Net Income	$10,376	$72,281	$(13,121)	$30,181
Net income/(loss) applicable to Piedmont	$10,372	$72,278	$(13,107)	$30,189
Per-Share Data:
Basic and diluted earnings/(loss) per share	$0.07	$0.50	$(0.09)	$0.21
Dividends declared per share	$0.21	$0.21	$0.21	$0.21
Balance Sheet Data:
Goodwill	$104,786	$99,278	$98,918	$98,918
Other assets held for sale, net	$11,236	$8,761	$—	$—
Total assets	$4,281,993	$4,217,680	$4,307,118	$4,368,168
Total debt, net (unsecured and secured debt)	$2,002,918	$1,884,314	$1,994,078	$2,020,475
Cumulative distributions in excess of earnings	$(1,578,728)	$(1,536,948)	$(1,580,553)	$(1,580,863)
Piedmont stockholders' equity	$2,085,610	$2,124,870	$2,085,906	$2,095,821
Total stockholders' equity	$2,086,639	$2,125,895	$2,087,804	$2,097,703
Total liabilities and stockholders' equity	$4,281,993	$4,217,680	$4,307,118	$4,368,168

	2015
Statement of Income Data:	First	Second	Third	Fourth
Revenues	$149,759	$146,734	$148,815	$139,461
Impairment loss on real estate assets	$—	$6,196	$37,105	$—
Real estate operating income	$28,214	$19,983	$(3,424)	$28,938
Income/(loss) from continuing operations	$9,176	$2,531	$(21,318)	$11,164
Income/(loss) from discontinued operations	$—	$(3)	$14	$72
Gain on sale of real estate assets	$8,940	$21,520	$14,796	$84,427
Net income/(loss)	$18,116	$24,048	$(6,508)	$95,663
Net income/(loss) applicable to Piedmont	$18,112	$24,044	$(6,512)	$95,660
Per-Share Data:
Basic and diluted earnings/(loss) per share	$0.12	$0.15	$(0.05)	$0.65
Dividends declared per share	$0.21	$0.21	$0.21	$0.21
Balance Sheet Data:
Goodwill	$145,340	$139,407	$134,770	$104,786
Other assets held for sale, net	$9,703	$9,938	$10,038	$10,777
Total assets	$4,780,000	$4,735,408	$4,689,613	$4,361,511
Total debt, net (unsecured and secured debt)	$2,318,717	$2,312,804	$2,421,099	$2,029,510
Cumulative distributions in excess of earnings	$(1,411,258)	$(1,465,715)	$(1,613,418)	$(1,550,698)
Piedmont stockholders' equity	$2,252,423	$2,216,423	$2,048,669	$2,122,395
Total stockholders' equity	$2,253,452	$2,217,448	$2,049,698	$2,123,420
Total liabilities and stockholders' equity	$4,780,000	$4,735,408	$4,689,613	$4,361,511

	2014
Statement of Income Data:	First	Second	Third	Fourth
Revenues	$136,320	$138,580	$144,641	$146,711
Real estate operating income	$25,277	$26,556	$27,199	$28,789
Income from continuing operations	$9,037	$9,325	$9,150	$12,567
Income/(loss) from discontinued operations	$360	$882	$16	$(42)
Gain/(loss) on sale of real estate assets	$—	$878	$—	$(8)
Net Income	$9,397	$11,085	$9,166	$12,517
Net income applicable to Piedmont	$9,393	$11,081	$9,162	$12,514
Per-Share Data:
Basic and diluted earnings per share	$0.06	$0.07	$0.06	$0.08
Dividends declared per share	$0.20	$0.20	$0.20	$0.21

19.    Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheets (As Restated, See Note 2)
As of December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$46,133	$—	$623,715	$—	$669,848
Buildings and improvements, less accumulated depreciation	228,194	—	2,699,430	(300)	2,927,324
Intangible lease assets, less accumulated amortization	725	—	98,970	—	99,695
Construction in progress	145	—	34,680	—	34,825
Total real estate assets	275,197	—	3,456,795	(300)	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,360	—	—	—	7,360
Cash and cash equivalents	3,674	150	3,168	—	6,992
Tenant and straight-line receivables, net	20,159	—	172,183	—	192,342
Advances to affiliates	6,464,135	1,315,616	—	(7,779,751)	—
Investment in subsidiary	—	3,630,564	181	(3,630,745)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,189	—	20,575	(1,897)	24,867
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	16,550	—	289,447	—	305,997
Total assets	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168
Liabilities:
Debt, net	$1,701,933	$—	$503,242	$(184,700)	$2,020,475
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	17,365	31,230	118,712	(1,897)	165,410
Advances from affiliates	708,340	5,071,521	2,098,146	(7,878,007)	—
Deferred income	5,206	—	23,200	—	28,406
Intangible lease liabilities, net	—	—	48,005	—	48,005
Interest rate swaps	8,169	—	—	—	8,169
Total liabilities	2,441,013	5,102,751	2,791,305	(8,064,604)	2,270,465
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,626,564	3,676,000	1,309	(3,630,745)	3,673,128
Retained/(cumulative distributions in excess of) earnings	911,411	(3,833,873)	1,243,643	97,956	(1,580,863)
Other comprehensive loss	2,104	—	—	—	2,104
Piedmont stockholders’ equity	4,540,079	(156,421)	1,244,952	(3,532,789)	2,095,821
Noncontrolling interest	—	—	1,882	—	1,882
Total stockholders’ equity	4,540,079	(156,421)	1,246,834	(3,532,789)	2,097,703
Total liabilities and stockholders’ equity	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168

Condensed Consolidated Balance Sheets (As Restated, See Note 2)
As of December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$54,459	$—	$621,632	$—	$676,091
Buildings and improvements, less accumulated depreciation	270,057	—	2,567,706	(300)	2,837,463
Intangible lease assets, less accumulated amortization	1,268	—	83,395	—	84,663
Construction in progress	240	—	20,735	—	20,975
Real estate assets held for sale, net	76,614	—	—	—	76,614
Total real estate assets	402,638	—	3,293,468	(300)	3,695,806
Investments in and amounts due from unconsolidated joint ventures	7,577	—	—	—	7,577
Cash and cash equivalents	2,174	150	3,117	—	5,441
Tenant and straight-line rent receivables, net	23,738	—	149,994	—	173,732
Advances to affiliates	6,127,343	1,251,530	—	(7,378,873)	—
Investment in subsidiary	—	3,752,523	186	(3,752,709)	—
Notes receivable	134,750	—	23,890	(113,240)	45,400
Prepaid expenses, restricted cash, escrows, and other assets	7,091	—	24,118	(1,258)	29,951
Goodwill	104,786	—	—	—	104,786
Deferred lease costs, net	20,939	—	267,102	—	288,041
Other assets held for sale, net	10,777	—	—	—	10,777
Total assets	$6,841,813	$5,004,203	$3,761,875	$(11,246,380)	$4,361,511
Liabilities:
Debt, net	$1,552,007	$—	$590,743	$(113,240)	$2,029,510
Accounts payable, accrued expenses, and accrued capital expenditures	18,954	580	110,189	(1,258)	128,465
Advances from affiliates	580,526	5,033,266	1,842,577	(7,456,369)	—
Deferred income	5,905	—	21,365	—	27,270
Intangible lease liabilities, net	—	—	42,853	—	42,853
Interest rate swaps	9,993	—	—	—	9,993
Total liabilities	2,167,385	5,033,846	2,607,727	(7,570,867)	2,238,091
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,748,524	3,672,849	1,314	(3,752,710)	3,669,977
Retained/(cumulative distributions in excess of) earnings	924,243	(3,703,947)	1,151,809	77,197	(1,550,698)
Other comprehensive loss	1,661	—	—	—	1,661
Piedmont stockholders’ equity	4,674,428	(29,643)	1,153,123	(3,675,513)	2,122,395
Noncontrolling interest	—	—	1,025	—	1,025
Total stockholders’ equity	4,674,428	(29,643)	1,154,148	(3,675,513)	2,123,420
Total liabilities and stockholders’ equity	$6,841,813	$5,004,203	$3,761,875	$(11,246,380)	$4,361,511

Condensed Consolidated Statements of Income (As Restated, See Note 2)
For the year ended December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$55,007	$—	$407,514	$(2,631)	$459,890
Tenant reimbursements	14,081	—	80,378	(498)	93,961
Property management fee revenue	—	—	16,897	(15,033)	1,864
	69,088	—	504,789	(18,162)	555,715
Expenses:
Property operating costs	31,967	—	205,344	(18,377)	218,934
Depreciation	16,657	—	111,076	—	127,733
Amortization	3,715	—	71,404	—	75,119
Impairment loss on real estate assets	8,259	—	25,642	—	33,901
General and administrative	28,314	311	36,065	(35,446)	29,244
	88,912	311	449,531	(53,823)	484,931
Real estate operating income/(loss)	(19,824)	(311)	55,258	35,661	70,784
Other income (expense):
Interest expense	(49,108)	—	(27,636)	11,884	(64,860)
Other income/(expense)	9,560	282	2,029	(11,884)	(13)
Net recoveries from casualty events and litigation settlements	—	—	34	—	34
Equity in income of unconsolidated joint ventures	362	—	—	—	362
	(39,186)	282	(25,573)	—	(64,477)
Income/(loss) from continuing operations	(59,010)	(29)	29,685	35,661	6,307
Gain on sale of real estate assets	31,275	—	62,135	—	93,410
Net income/(loss)	(27,735)	(29)	91,820	35,661	99,717
Less: Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(27,735)	$(29)	$91,835	$35,661	$99,732

Condensed Consolidated Statements of Income (As Restated, See Note 2)
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$67,317	$—	$404,460	$(2,905)	$468,872
Tenant reimbursements	13,340	—	100,955	(414)	113,881
Property management fee revenue	—	—	17,801	(15,785)	2,016
	80,657	—	523,216	(19,104)	584,769
Expenses:
Property operating costs	36,380	—	225,428	(19,786)	242,022
Depreciation	20,891	—	113,612	—	134,503
Amortization	4,598	—	56,288	—	60,886
Impairment loss on real estate assets	6,195	—	37,106	—	43,301
General and administrative	29,645	341	35,923	(35,563)	30,346
	97,709	341	468,357	(55,349)	511,058
Real estate operating income/(loss)	(17,052)	(341)	54,859	36,245	73,711
Other income (expense):
Interest expense	(51,704)	—	(33,540)	11,246	(73,998)
Other income/(expense)	12,600	—	211	(11,246)	1,565
Net recoveries/(loss) from casualty events and litigation settlements	23	—	(301)	—	(278)
Equity in income of unconsolidated joint ventures	553	—	—	—	553
	(38,528)	—	(33,630)	—	(72,158)
Income/(loss) from continuing operations	(55,580)	(341)	21,229	36,245	1,553
Discontinued operations:
Operating income	15	—	69	—	84
Loss on sale of real estate assets	(1)	—	—	—	(1)
Income from discontinued operations	14	—	69	—	83
Gain on sale of real estate assets	45,225	—	84,458	—	129,683
Net income/(loss)	(10,341)	(341)	105,756	36,245	131,319
Less: Net income applicable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) applicable to Piedmont	$(10,341)	$(341)	$105,741	$36,245	$131,304

Condensed Consolidated Statements of Income (As Revised, See Note 2)
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$72,843	$—	$386,995	$(5,203)	$454,635
Tenant reimbursements	16,566	—	93,516	(534)	109,548
Property management fee revenue	—	—	16,516	(14,447)	2,069
	89,409	—	497,027	(20,184)	566,252
Expenses:
Property operating costs	42,621	—	217,786	(20,976)	239,431
Depreciation	23,512	—	115,084	—	138,596
Amortization	4,754	—	51,825	—	56,579
General and administrative	23,235	300	28,232	(27,942)	23,825
	94,122	300	412,927	(48,918)	458,431
Real estate operating income/(loss)	(4,713)	(300)	84,100	28,734	107,821
Other income (expense):
Interest expense	(47,355)	—	(39,625)	12,534	(74,446)
Other income/(expense)	11,944	—	652	(12,534)	62
Net recoveries from casualty events and litigation settlements	1,322	1,479	4,191	—	6,992
Equity in loss of unconsolidated joint ventures	(350)	—	—	—	(350)
	(34,439)	1,479	(34,782)	—	(67,742)
Income/(loss) from continuing operations	(39,152)	1,179	49,318	28,734	40,079
Discontinued operations:
Operating income	913	—	41	—	954
Gain on sale of real estate assets	70	—	192	—	262
Income from discontinued operations	983	—	233	—	1,216
Gain on sale of real estate assets	—	—	870	—	870
Net income/(loss)	(38,169)	1,179	50,421	28,734	42,165
Less: Net income applicable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) applicable to Piedmont	$(38,169)	$1,179	$50,406	$28,734	$42,150

Condensed Consolidated Statements of Cash Flows (As Restated, See Note 2)
For the year ended December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$(26,260)	$5,214	$221,195	$35,660	$235,809

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(5,060)	—	(454,836)	—	(459,896)
Intercompany note receivable	440	—	(71,900)	71,460	—
Net sales proceeds from wholly-owned properties	200,220	—	165,698	—	365,918
Deferred lease costs paid	(2,758)	—	(23,138)	—	(25,896)
Net cash provided by/(used in) investing activities	192,842	—	(384,176)	71,460	(119,874)
Cash Flows from Financing Activities:
Debt issuance costs paid	(264)	—	—	—	(264)
Proceeds from debt	695,000	—	—	—	695,000
Repayments of debt	(538,000)	—	(168,875)	—	(706,875)
Intercompany note payable	(9,600)	—	81,060	(71,460)	—
Costs of issuance of common stock	—	(342)	—	—	(342)
Shares withheld to pay tax obligations related to employee stock compensation	—	(2,344)	—	—	(2,344)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(312,218)	97,016	250,862	(35,660)	—
Dividends paid and discount on dividend reinvestments	—	(91,601)	(15)	—	(91,616)
Net cash provided by/(used in) financing activities	(165,082)	(5,214)	163,032	(107,120)	(114,384)
Net increase in cash and cash equivalents	1,500	—	51	—	1,551
Cash and cash equivalents, beginning of year	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of year	$3,674	$150	$3,168	$—	$6,992

Condensed Consolidated Statements of Cash Flows (As Restated, See Note 2)
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$(27,077)	$4,699	$205,177	$36,245	$219,044

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(12,203)	—	(489,241)	—	(501,444)
Intercompany note receivable	72,000	—	—	(72,000)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	151,557	—	696,612	—	848,169
Deferred lease costs paid	(3,792)	—	(33,891)	—	(37,683)
Net cash provided by/(used in) investing activities	207,562	—	169,480	(72,000)	305,042
Cash Flows from Financing Activities:
Debt issuance costs paid	(575)	—	(506)	—	(1,081)
Proceeds from debt	1,142,577	—	159,281	—	1,301,858
Repayments of debt	(1,438,000)	—	(106,301)	—	(1,544,301)
Intercompany note payable	—	—	(72,000)	72,000	—
Costs of issuance of common stock	—	(326)	—	—	(326)
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,710)	—	—	(1,710)
Repurchases of common stock as part of announced plan	—	(158,860)	—	—	(158,860)
(Distributions to)/repayments from affiliates	109,544	281,073	(354,372)	(36,245)	—
Dividends paid and discount on dividend reinvestments	—	(126,516)	(15)	—	(126,531)
Net cash provided by/(used in) financing activities	(186,454)	(6,339)	(373,913)	35,755	(530,951)
Net increase/(decrease) in cash and cash equivalents	(5,969)	(1,640)	744	—	(6,865)
Cash and cash equivalents, beginning of year	8,143	1,790	2,373	—	12,306
Cash and cash equivalents, end of year	$2,174	$150	$3,117	$—	$5,441

Condensed Consolidated Statements of Cash Flows (As Revised, See Note 2)
For the year ended December 31, 2014
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$5,448	$4,088	$178,889	$28,733	$217,158

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(23,541)	—	(267,918)	—	(291,459)
Intercompany note receivable	650	—	—	(650)	—
Net sales proceeds from wholly-owned properties	29,519	—	16,713	—	46,232
Net sales proceeds received from unconsolidated joint ventures	6,017	—	—	—	6,017
Investments in unconsolidated joint ventures	(42)	—	—	—	(42)
Deferred lease costs paid	(4,472)	—	(23,222)	—	(27,694)
Net cash provided by/(used in) investing activities	8,131	—	(274,427)	(650)	(266,946)
Cash Flows from Financing Activities:
Debt issuance costs paid	(1,294)	—	—	—	(1,294)
Proceeds from debt	1,052,527	—	—	—	1,052,527
Repayments of debt	(238,000)	—	(575,702)	—	(813,702)
Discount due to loan modification	(1,135)	—	—	—	(1,135)
Intercompany note payable	—	—	(650)	650	—
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,275)	—		(1,275)
Repurchases of common stock as part of announced plan	—	(54,802)	—	—	(54,802)
(Distributions to)/repayments from affiliates	(820,795)	178,812	670,716	(28,733)	—
Dividends paid and discount on dividend reinvestments	—	(125,183)	(15)	—	(125,198)
Net cash provided by/(used in) financing activities	(8,697)	(2,448)	94,349	(28,083)	55,121
Net increase/(decrease) in cash and cash equivalents	4,882	1,640	(1,189)	—	5,333
Cash and cash equivalents, beginning of year	3,261	150	3,562	—	6,973
Cash and cash equivalents, end of year	$8,143	$1,790	$2,373	$—	$12,306

20.    Subsequent events

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

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	2,050	5,506	41,559	47,065	18,517	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	7,651	8,021	52,484	60,505	22,236	2000	12/21/2000	0	-	40
1200 CROWN COLONY DRIVE	Quincy, MA	100%	None	11,042	40,666	51,708	3,506	11,042	44,172	55,214	18,445	1990	7/30/2001	0	-	40
5601 HIATUS ROAD	Tamarac, FL	100%	None	3,642	10,404	14,046	1,721	3,642	12,125	15,767	5,691	2001	12/21/2001	0	-	40
WINDY POINT I	Schaumburg, IL	100%	None	4,537	31,847	36,384	2,071	4,537	33,918	38,455	13,116	1999	12/31/2001	0	-	40
WINDY POINT II	Schaumburg, IL	100%	None	3,746	55,026	58,772	16,696	3,746	71,722	75,468	26,654	2001	12/31/2001	0	-	40
SARASOTA COMMERCE CENTER II	Sarasota, FL	100%	None	1,767	20,533	22,300	2,730	2,203	22,827	25,030	9,652	1999	1/11/2002	0	-	40
2001 NW 64th STREET	Ft. Lauderdale, FL	100%	(e)	—	7,172	7,172	966	—	8,138	8,138	3,428	2001	4/18/2002	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,070	3,642	32,567	36,209	13,092	2001	5/3/2002	0	-	40
DESERT CANYON 300	Phoenix, AZ	100%	None	2,602	24,333	26,935	45	2,602	24,378	26,980	9,289	2001	6/4/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	4,305	3,157	47,961	51,118	18,841	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	10,541	3,157	53,203	56,360	18,207	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	2,597	3,157	31,631	34,788	13,167	1999	8/15/2002	0	-	40
TWO INDEPENDENCE SQUARE	Washington, DC	100%	None	52,711	202,702	255,413	58,844	52,711	261,546	314,257	88,319	1991	11/22/2002	0	-	40
ONE INDEPENDENCE SQUARE	Washington, DC	100%	None	29,765	104,814	134,579	24,250	30,562	128,267	158,829	40,467	1991	11/22/2002	0	-	40
2120 WEST END AVENUE	Nashville, TN	100%	None	4,908	59,011	63,919	6,671	5,101	65,489	70,590	25,014	2000	11/26/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	12,937	23,607	149,219	172,826	52,172	1990	12/20/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	17,422	11,138	193,051	204,189	65,628	2000	5/1/2003	0	-	40
AUBURN HILLS CORPORATE CENTER	Auburn Hills, MI	100%	None	1,978	16,570	18,548	(8,081)	1,591	8,876	10,467	4,292	2001	5/9/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(17,857)	6,662	51,174	57,836	19,919	2000	8/1/2003	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(11,740)	8,328	72,274	80,602	25,815	2002	8/14/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(792)	22,146	48,948	71,094	17,279	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	4,240	13,636	75,158	88,794	24,989	1998	11/19/2003	0	-	40
1225 EYE STREET (f)	Washington, DC	49.5%	57,600	21,959	47,602	69,561	7,565	21,959	55,167	77,126	17,014	1986	11/19/2003	0	-	40
1201 EYE STREET (g)	Washington, DC	49.5%	82,400	31,985	63,139	95,124	(55)	31,984	63,085	95,069	20,043	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	160,000	13,584	166,683	180,267	53,684	20,829	213,122	233,951	71,421	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	12,390	60,708	153,190	213,898	51,381	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(284)	4,365	35,382	39,747	16,045	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(2,976)	7,113	61,825	68,938	34,237	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	6,969	2005	3/16/2004	0	-	40
1075 WEST ENTRANCE DRIVE	Auburn Hills, MI	100%	None	5,200	22,957	28,157	(313)	5,207	22,637	27,844	8,128	2001	7/7/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	38,680	11,791	108,294	120,085	21,673	1987	12/9/2004	0	-	40
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(15,626)	10,400	55,426	65,826	16,329	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,667)	2,543	16,532	19,075	5,065	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(3,624)	2,543	28,210	30,753	8,536	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	10,640	8,156	77,486	85,642	28,680	1991	12/7/2006	0	-	40
2300 CABOT DRIVE	Lisle, IL	100%	None	4,390	19,549	23,939	(4,073)	4,390	15,476	19,866	4,054	1998	5/10/2007	0	-	40
PIEDMONT POINTE I	Bethesda, MD	100%	None	11,200	58,606	69,806	7,371	11,200	65,977	77,177	17,043	2007	11/13/2007	0	-	40
PIEDMONT POINTE II	Bethesda, MD	100%	None	13,300	70,618	83,918	8,115	13,300	78,733	92,033	18,682	2008	6/25/2008	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
SUWANEE GATEWAY ONE	Suwanee, GA	100%	None	1,000	6,875	7,875	3,159	2,401	8,633	11,034	1,533	2008	9/28/2010	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	318	2,919	24,716	27,635	4,340	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	590	2,661	26,332	28,993	4,592	1998	10/1/2010	0	-	40
500 WEST MONROE STREET	Chicago, IL	100%	None	36,990	185,113	222,103	42,561	36,990	227,674	264,664	35,293	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	877	4,080	15,187	19,267	3,814	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	4,988	1,780	16,498	18,278	2,873	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(764)	3,612	36,166	39,778	8,150	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(911)	4,138	43,153	47,291	9,686	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	3,555	2,570	24,110	26,680	4,107	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	1,384	36,930	130,454	167,384	19,186	2005	3/4/2013	0		40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	1,536	7,190	56,981	64,171	7,917	1999 / 2001	3/22/2013	0		40
5301 MARYLAND WAY	Brentwood, TN	100%	None	5,740	9,717	15,457	(1,768)	5,740	7,949	13,689	581	1989	8/12/2013	0		40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	512	4,820	38,279	43,099	5,115	1998	12/5/2013	0		40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	1,383	6,640	46,193	52,833	5,121	1999	12/20/2013	0		40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	130	2,020	10,810	12,830	1,814	1998	12/30/2013	0		40
5 WALL STREET	Burlington, MA	100%	31,583	9,560	50,276	59,836	—	9,560	50,276	59,836	6,271	2008	6/27/2014	0		40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	5	5,870	66,854	72,724	7,039	2000	8/28/2014	0		40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	1,778	4,470	39,826	44,296	3,603	1986	1/16/2015	0		40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	40	1,980	8,970	10,950	998	1988	7/24/2015	0		40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	3,716	1,890	63,810	65,700	1,994	2015	N/A	0		40
SUNTRUST CENTER	Orlando, FL	100%	None	11,660	139,015	150,675	(192)	11,660	138,823	150,483	6,981	1988	11/4/2015	0		40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	1,003	4,000	74,557	78,557	4,329	1987	11/4/2015	0		40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	886	5,960	50,899	56,859	3,078	1998	11/24/2015	0		40

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	(263)	6,470	77,595	84,065	1,505	1999	8/1/2016	0		40
CNL CENTER II	Orland, FL	99%	None	4,550	55,609	60,159	754	4,550	56,363	60,913	1,106	2006	8/1/2016	0		40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	—	6,240	57,124	63,364	1,643	1997 / 2008	8/10/2016	0		40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	(24)	6,470	55,801	62,271	768	1984	10/7/2016	0		40
750 WEST JOHN CARPENTER FREEWAY (h)	Irving, TX	100%	None	7,860	36,303	44,163	—	7,860	36,303	44,163	219	1999	11/30/2016	0		40
PIEDMONT POWER, LLC (i)	Bridgewater, NJ	100%	None	—	79	79	2,740	—	2,819	2,819	534	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (j)	Various	100%	None	18,061	—	18,061	24,904	18,061	24,904	42,965	6	N/A	Various			N/A
Total—Consolidated REIT Properties				$632,277	$3,792,292	$4,424,569	$360,848	$669,848	$4,115,569	$4,785,417	$1,053,725

				Initial Cost				Gross Amount at Which Carried at December 31, 2016
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
8560 UPLAND DRIVE	Englewood, CO	72%	None	1,954	11,216	13,170	1,438	2,048	12,560	14,608	4,979	2001	12/21/2001	0	-	40
Total – Unconsolidated JV Properties				$1,954	$11,216	$13,170	$1,438	$2,048	$12,560	$14,608	$4,979
Total – All Properties				$634,231	$3,803,508	$4,437,739	$362,286	$671,896	$4,128,129	$4,800,025	$1,058,704

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)	Includes write-offs of fully depreciated/amortized capitalized assets.

(c)	The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $4.3 billion.

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

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$4,725,096	$5,267,615	$5,038,005
Additions to/improvements of real estate	422,908	452,106	316,991
Assets disposed	(296,319)	(926,592)	(71,627)
Assets impaired (1)	(30,898)	(40,169)	—
Write-offs of intangible assets (2)	(11,896)	(7,768)	(9,723)
Write-offs of fully depreciated/amortized assets	(8,866)	(20,096)	(6,031)
Balance at the end of the year	$4,800,025	$4,725,096	$5,267,615
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,019,663	$1,182,556	$1,060,885
Depreciation and amortization expense	155,274	155,009	156,808
Assets disposed	(95,471)	(290,038)	(19,383)
Write-offs of intangible assets (2)	(11,896)	(7,768)	(9,723)
Write-offs of fully depreciated/amortized assets	(8,866)	(20,096)	(6,031)
Balance at the end of the year	$1,058,704	$1,019,663	$1,182,556

(1)	Does not include impairment loss recognized on other assets as a result of the allocation of goodwill (See Note 2).

(2)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.