Form 10-Q
period 2017-03-31
Piedmont Office Realty Trust, Inc.
filed 2017-05-08
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of May 5, 2017:
145,357,943 shares

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

•
Changes in the economies and other conditions affecting the office sector in general and the specific markets in which we operate, particularly in Washington, D.C., the New York metropolitan area, and Chicago where we have high concentrations of our Annualized Lease Revenue (see definition below);

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

•
Other factors, including the risk factors discussed under Item 1A. of Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Amended Annual Report").

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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes our one property held in an unconsolidated joint venture.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Amended Annual Report. Piedmont’s results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$617,138	$617,138
Buildings and improvements, less accumulated depreciation of $881,861 and $856,254 as of March 31, 2017 and December 31, 2016, respectively	2,765,857	2,754,106
Intangible lease assets, less accumulated amortization of $113,129 and $109,152 as of March 31, 2017 and December 31, 2016, respectively	91,932	99,695
Construction in progress	19,165	34,814
Real estate assets held for sale, net	225,071	225,939
Total real estate assets	3,719,163	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,654	7,360
Cash and cash equivalents	6,808	6,992
Tenant receivables, net of allowance for doubtful accounts of $437 and $197 as of March 31, 2017 and December 31, 2016, respectively	25,194	26,494
Straight-line rent receivables	170,694	163,789
Restricted cash and escrows	1,253	1,212
Prepaid expenses and other assets	21,576	23,655
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $183,020 and $175,643 as of March 31, 2017 and December 31, 2016, respectively	290,100	298,695
Other assets held for sale, net	9,380	9,361
Total assets	$4,350,740	$4,368,168
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $9,657 and $10,269 as of March 31, 2017 and December 31, 2016, respectively	$1,733,343	$1,687,731
Secured debt, net of premiums and unamortized debt issuance costs of $1,112 and $1,161 as of March 31, 2017 and December 31, 2016, respectively	332,471	332,744
Accounts payable, accrued expenses, and accrued capital expenditures	116,077	165,410
Deferred income	30,683	28,406
Intangible lease liabilities, less accumulated amortization of $51,106 and $49,225 as of March 31, 2017 and December 31, 2016, respectively	45,594	48,005
Interest rate swaps	5,475	8,169
Total liabilities	2,263,643	2,270,465
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2017 or December 31, 2016	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2017 or December 31, 2016	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,319,847 and 145,235,313 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,453	1,452
Additional paid-in capital	3,675,575	3,673,128
Cumulative distributions in excess of earnings	(1,596,276)	(1,580,863)
Other comprehensive income	4,466	2,104
Piedmont stockholders’ equity	2,085,218	2,095,821
Noncontrolling interest	1,879	1,882
Total stockholders’ equity	2,087,097	2,097,703
Total liabilities and stockholders’ equity	$4,350,740	$4,368,168
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$123,450	$114,738
Tenant reimbursements	24,500	22,751
Property management fee revenue	513	523
	148,463	138,012
Expenses:
Property operating costs	55,384	54,279
Depreciation	30,768	31,782
Amortization	20,415	17,806
General and administrative	8,596	7,773
	115,163	111,640
Real estate operating income	33,300	26,372
Other income (expense):
Interest expense	(18,057)	(16,385)
Other income/(expense)	(42)	294
Net loss from casualty events	(58)	—
Equity in income of unconsolidated joint ventures	11	115
Loss on sale of real estate assets	(53)	(20)
Net income	15,101	10,376
Less: Net loss/(income) applicable to noncontrolling interest	3	(4)
Net income applicable to Piedmont	$15,104	$10,372
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.10	$0.07
Weighted-average common shares outstanding – basic	145,286,930	145,276,476
Weighted-average common shares outstanding – diluted	145,833,488	145,791,365
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2017		2016

Net income applicable to Piedmont		$15,104		$10,372
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	1,044		(10,961)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	1,306		1,133
Gain/(loss) on investment in available for sale securities	12		(1)
Other comprehensive income/(loss)		2,362		(9,829)
Comprehensive income applicable to Piedmont		$17,466		$543

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	145,512	$1,455	$3,669,977	$(1,550,698)	$1,661	$1,025	$2,123,420
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	99,732	—	—	99,732
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016	145,235	1,452	3,673,128	(1,580,863)	2,104	1,882	2,097,703
Dividends to common stockholders ($0.21 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested			(31)	(30,517)			(30,548)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	85	1	2,478				2,479
Net loss applicable to noncontrolling interest						(3)	(3)
Net income applicable to Piedmont				15,104			15,104
Other comprehensive income					2,362		2,362
Balance, March 31, 2017	145,320	$1,453	$3,675,575	$(1,596,276)	$4,466	$1,879	$2,087,097

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$15,101	$10,376
Operating distributions received from unconsolidated joint ventures	—	209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,768	31,782
Amortization of debt issuance costs	409	425
Other amortization	20,129	17,685
Stock compensation expense	2,897	2,469
Equity in income of unconsolidated joint ventures	(11)	(115)
Loss on sale of real estate assets, net	53	20
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(6,043)	(5,131)
(Increase)/decrease in restricted cash and escrows	(216)	4,409
Decrease/(increase) in prepaid expenses and other assets	1,921	(18)
Increase in accounts payable and accrued expenses	(17,008)	(13,225)
Increase in deferred income	2,253	822
Net cash provided by operating activities	50,253	49,708
Cash Flows from Investing Activities:
Capitalized expenditures, net of accruals	(28,203)	(26,537)
Net sales proceeds from wholly-owned properties	(64)	45,400
Investments in unconsolidated joint ventures	(284)	—
Deferred lease costs paid	(4,270)	(2,860)
Net cash (used in)/provided by investing activities	(32,821)	16,003
Cash Flows from Financing Activities:
Debt issuance costs paid	(63)	(99)
Proceeds from debt	100,000	178,000
Repayments of debt	(55,345)	(205,262)
Costs of issuance of common stock	—	(42)
Shares withheld to pay tax obligations related to employee stock compensation	(1,128)	(541)
Repurchases of common stock as part of announced plan	—	(7,943)
Dividends paid and discount on dividend reinvestments	(61,080)	(30,533)
Net cash used in financing activities	(17,616)	(66,420)
Net decrease in cash and cash equivalents	(184)	(709)
Cash and cash equivalents, beginning of period	6,992	5,441
Cash and cash equivalents, end of period	$6,808	$4,732

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Accrued dividends and discount on dividend reinvestments	$(30,532)	$—
Accrued capital expenditures and deferred lease costs	$12,478	$11,876

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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

As of March 31, 2017, Piedmont owned 68 in-service office properties, and one building through an unconsolidated joint venture. Piedmont's total consolidated portfolio consists of approximately 20 million square feet of primarily Class A commercial office space, and was 91.5% leased as of March 31, 2017. As of March 31, 2017, approximately 88% of Piedmont's ALR was generated from select sub-markets located primarily within eight major U.S. office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Amended Annual Report.

All intercompany balances and transactions have been eliminated upon consolidation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the Two Independence Square building, located in Washington, D.C., which was classified as held for sale as of March 31, 2017. Applicable balances related to the same asset have been reclassified as held for sale as of December 31, 2016.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10 and Accounting Standards Update 2016-12 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. The revenues impacted by the Revenue Recognition Amendments include a portion of Piedmont's tenant reimbursement revenues and property management fee revenues. Lease contracts and reimbursement revenues associated with property taxes and insurance are specifically excluded from the Revenue Recognition Amendments. The Revenue Recognition Amendments are effective in the first quarter of 2018 for Piedmont. Management has substantially completed its initial assessment of the impact of adoption of the Revenue Recognition Amendments. Approximately 90% of Piedmont's total revenues are derived from either long-term leases with its tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the Revenue Recognition Amendments. In addition, based on management's assessment to date, Piedmont does not expect the timing of the recognition of reimbursement revenue and revenue from management agreements to change as a result of the new guidance, though certain classifications will change. As a result, although management continues to evaluate the guidance and disclosures required by the Revenue Recognition Amendments, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets, and align the accounting for the derecognition of a nonfinancial asset with the sale of a business. ASU 2017-05 is effective concurrent with the amendments in ASU 2014-09, or the first quarter of 2018. Piedmont is currently evaluating the potential impact of adoption.

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

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis; however, ASU 2016-02 defines certain tenant reimbursements as non-lease components which will be subject to the guidance under ASU 2014-09. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and Piedmont is currently evaluating the potential impact of adoption.

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

The FASB has issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The provisions of ASU 2017-04 simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which is generally performed annually unless events or circumstances arise which would necessitate evaluating the carrying value for impairment in the interim. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a entity’s goodwill with the carrying amount of that goodwill by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in a business combination. Under the provisions of ASU 2017-04, an entity would instead recognize an impairment charge for the amount by which the carrying amount exceeds the entity’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that entity. ASU 2017-04 is effective in the first quarter of 2020, with early adoption permitted as of the first interim or annual impairment test of goodwill after January 1, 2017. Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

3.Debt

During the three months ended March 31, 2017, Piedmont incurred net borrowings on its $500 Million Unsecured 2015 Line of Credit of approximately $45.0 million. As of March 31, 2017, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of March 31, 2017.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $19.2 million and $19.3 million for the three months ended March 31, 2017 and 2016, respectively. Also, Piedmont capitalized interest of approximately $0.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2017 and December 31, 2016 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)	Maturity		Amount Outstanding as of
					March 31, 2017	December 31, 2016
Secured (Fixed)
$140 Million WDC Fixed-Rate Loans (3)	5.76%	5.76%	11/1/2017		$140,000	$140,000
$35 Million Fixed-Rate Loan (4)	5.55%	3.75%	9/1/2021		31,359	31,583
$160 Million Fixed-Rate Loan (5)	3.48%	3.58%	7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs					1,112	1,161
Subtotal/Weighted Average (6)	4.64%				332,471	332,744
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan (7)	LIBOR + 1.125%	1.99%	5/15/2018		170,000	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	1/31/2019		300,000	300,000
$500 Million Unsecured 2015 Line of Credit (7)	LIBOR + 1.00%	1.94%	6/18/2019	(8)	223,000	178,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	1/15/2020		300,000	300,000
$350 Million Senior Notes	3.40%	3.43%	6/01/2023		350,000	350,000
$400 Million Senior Notes	4.45%	4.10%	3/15/2024		400,000	400,000
Discounts and unamortized debt issuance costs					(9,657)	(10,269)
Subtotal/Weighted Average (6)	3.20%				1,733,343	1,687,731
Total/Weighted Average (6)	3.43%				$2,065,814	$2,020,475

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2017 and December 31, 2016 is interest-only.

(2)	Effective rate after consideration of settled or in place interest rate swap agreements and/or issuance premiums or discounts.

(3)	Collateralized by the 1201 and 1225 Eye Street buildings in Washington, D.C.

(4)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(5)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(6)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates in the table as of March 31, 2017.

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
A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of March 31, 2017 and December 31, 2016 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of March 31, 2017	Net Carrying Amount as of December 31, 2016	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(3.8)	$(6.7)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	49.5%	1225 Eye Street	Consolidated	$9.8	$9.9
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$269.5	$262.4
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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of March 31, 2017, Piedmont was party to various interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 33 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2017 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	4	$300 Million Unsecured 2013 Term Loan	$200	1/30/2014	1/31/2019
Interest rate swaps	2	$300 Million Unsecured 2013 Term Loan	100	8/29/2014	1/31/2019
Interest rate swaps	3	$300 Million Unsecured 2011 Term Loan	300	11/22/2016	1/15/2020
Total			$600

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2017 and December 31, 2016, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2017	December 31, 2016
Gross derivative assets	$—	$—
Gross derivative liabilities	5,475	8,169
Net derivative liability	$5,475	$8,169

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on previously settled forward swaps, that was recorded in the accompanying consolidated statements of income for the three months ended March 31, 2017 and 2016, respectively, was as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2017	March 31, 2016
Amount of gain/(loss) recognized in OCI on derivative	$1,044	$(10,961)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$1,306	$1,133

Piedmont estimates that approximately $2.5 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness of its cash flow hedges during the three months ended March 31, 2017 and 2016, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $5.7 million as of March 31, 2017. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017			December 31, 2016
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$6,808	$6,808	Level 1	$6,992	$6,992	Level 1
Tenant receivables, net(1)	$25,194	$25,194	Level 1	$26,494	$26,494	Level 1
Restricted cash and escrows(1)	$1,253	$1,253	Level 1	$1,212	$1,212	Level 1
Liabilities:
Accounts payable and accrued expenses(1)	$11,179	$11,179	Level 1	$44,733	$44,733	Level 1
Interest rate swap	$5,475	$5,475	Level 2	$8,169	$8,169	Level 2
Debt, net	$2,065,814	$2,083,823	Level 2	$2,020,475	$2,027,436	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2017 and December 31, 2016; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2017 and December 31, 2016. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2017 and December 31, 2016, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of March 31, 2017, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $33.2 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of March 31, 2017, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $17.1 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded $0.2 million and $0 of such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2017 and 2016, respectively.

8.Assets Held for Sale

During the three months ended March 31, 2017, Piedmont reclassified the Two Independence building located in Washington, D.C., from real estate assets held for use to real estate assets held for sale as a result of entering into a binding agreement to sell the property. The sale of the Two Independence building is expected to close in mid-2017. Details of assets held for sale as of March 31, 2017 and December 31, 2016 are presented below (in thousands):

	March 31, 2017	December 31, 2016
Real estate assets held for sale, net:
Land	$52,710	$52,710
Building and improvements, less accumulated depreciation of $89,187 and $88,319 as of March 31, 2017 and December 31, 2016, respectively	172,350	173,218
Construction in progress	11	11
Total real estate assets held for sale, net	$225,071	$225,939

Other assets held for sale, net:
Straight-line rent receivables	$2,142	$2,059
Deferred lease costs, less accumulated amortization of $2,888 and $2,825 as of March 31, 2017 and December 31, 2016, respectively	7,238	7,302
Total other assets held for sale, net	$9,380	$9,361

9.Stock Based Compensation
The Compensation Committee of Piedmont's board of directors has periodically granted deferred stock awards to all of Piedmont's employees and independent directors. The awards typically vest ratably over a multi-year period, or one year for independent director awards. Certain employees' long-term equity incentive program is split equally between the time-vested awards described above and a multi-year performance share program whereby awards may be earned based upon Piedmont's total stockholder return ("TSR") relative to a peer group's TSR. The peer group is predetermined by the board of directors. Any shares earned are awarded at the end of the multi-year performance period and vest upon award.

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards as of December 31, 2016	944,223	$19.44
Deferred Stock Awards Granted	—	$—
Increase in Estimated Potential Future Performance Share Awards, net of forfeitures	85,185	$20.72
Performance Stock Awards Vested	(118,446)	$22.00
Deferred Stock Awards Vested	(17,625)	$16.45
Deferred Stock Awards Forfeited	(2,524)	$19.21
Unvested Stock Awards as of March 31, 2017	890,813	$19.29

The following table provides additional information regarding stock award activity during the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$290	$340
Share-based Liability Awards Paid During the Period(1)	$2,606	$1,127

(1)
Amount reflects the issuance of performance share awards related to the 2014-16 Performance Share Plan during the current period and the issuance of performance share awards related to the 2013-15 Performance Share Plan during the prior period.

A detail of Piedmont’s outstanding stock awards as of March 31, 2017 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of March 31, 2017
January 3, 2014	Deferred Stock Award	79,909	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	35,261
May 9, 2014	Deferred Stock Award	144,625	$18.47	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 9, 2015, 2016, and 2017, respectively.	43,844
May 1, 2015	Deferred Stock Award	243,884	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	137,488
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	310,944	(2)
May 12, 2016	Deferred Stock Award-Board of Directors	31,368	$20.40	Of the shares granted, 100% will vest on May 12, 2017.	31,368
May 24, 2016	Deferred Stock Award	259,957	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	204,699
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	127,209	(2)
Total					890,813

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2017.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2017. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended March 31, 2017 and 2016, Piedmont recognized approximately $3.2 million and $2.5 million of compensation expense related to stock awards, all of which related to the amortization of unvested shares. During the three months ended March 31, 2017, a net total of 84,534 shares were issued to employees. As of March 31, 2017, approximately $2.7 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted-average common shares – basic	145,287	145,276
Plus incremental weighted-average shares from time-vested conversions:
Deferred and performance stock awards	546	515
Weighted-average common shares – diluted	145,833	145,791

Common stock issued and outstanding as of period end	145,320	145,235

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

Condensed Consolidated Balance Sheets
As of March 31, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$46,133	$—	$571,005	$—	$617,138
Buildings and improvements, less accumulated depreciation	224,818	—	2,541,339	(300)	2,765,857
Intangible lease assets, less accumulated amortization	589	—	91,343	—	91,932
Construction in progress	681	—	18,484	—	19,165
Real estate assets held for sale, net	—	—	225,071	—	225,071
Total real estate assets	272,221	—	3,447,242	(300)	3,719,163
Investments in and amounts due from unconsolidated joint ventures	7,654	—	—	—	7,654
Cash and cash equivalents	3,705	150	2,953	—	6,808
Tenant and straight-line rent receivables, net	19,739	—	176,149	—	195,888
Advances to affiliates	6,480,484	1,314,113	—	(7,794,597)	—
Investment in subsidiary	—	3,600,047	179	(3,600,226)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	4,262	(39)	19,504	(898)	22,829
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	16,037	—	274,063	—	290,100
Other assets held for sale, net	—	—	9,380	—	9,380
Total assets	$6,991,930	$4,914,271	$4,025,260	$(11,580,721)	$4,350,740
Liabilities:
Debt, net	$1,747,549	$—	$502,965	$(184,700)	$2,065,814
Accounts payable, accrued expenses, and accrued capital expenditures	14,957	760	101,258	(898)	116,077
Advances from affiliates	717,103	5,098,104	2,077,645	(7,892,852)	—
Deferred income	4,585	—	26,098	—	30,683
Intangible lease liabilities, net	—	—	45,594	—	45,594
Interest rate swaps	5,475	—	—	—	5,475
Total liabilities	2,489,669	5,098,864	2,753,560	(8,078,450)	2,263,643
Stockholders’ Equity:
Common stock	—	1,453	—	—	1,453
Additional paid-in capital	3,596,047	3,678,447	1,307	(3,600,226)	3,675,575
Retained/(cumulative distributions in excess of) earnings	901,748	(3,864,493)	1,268,514	97,955	(1,596,276)
Other comprehensive loss	4,466	—	—	—	4,466
Piedmont stockholders’ equity	4,502,261	(184,593)	1,269,821	(3,502,271)	2,085,218
Noncontrolling interest	—	—	1,879	—	1,879
Total stockholders’ equity	4,502,261	(184,593)	1,271,700	(3,502,271)	2,087,097
Total liabilities and stockholders’ equity	$6,991,930	$4,914,271	$4,025,260	$(11,580,721)	$4,350,740

Condensed Consolidated Balance Sheets
As of December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$46,133	$—	$571,005	$—	$617,138
Buildings and improvements, less accumulated depreciation	228,194	—	2,526,212	(300)	2,754,106
Intangible lease assets, less accumulated amortization	725	—	98,970	—	99,695
Construction in progress	145	—	34,669	—	34,814
Real estate assets held for sale, net	—	—	225,939	—	225,939
Total real estate assets	275,197	—	3,456,795	(300)	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,360	—	—	—	7,360
Cash and cash equivalents	3,674	150	3,168	—	6,992
Tenant and straight-line rent receivables, net	20,159	—	170,124	—	190,283
Advances to affiliates	6,464,135	1,315,616	—	(7,779,751)	—
Investment in subsidiary	—	3,630,564	181	(3,630,745)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,189	—	20,575	(1,897)	24,867
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	16,550	—	282,145	—	298,695
Other assets held for sale, net	—	—	9,361	—	9,361
Total assets	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168
Liabilities:
Debt, net	$1,701,933	$—	$503,242	$(184,700)	$2,020,475
Accounts payable, accrued expenses, and accrued capital expenditures	17,365	31,230	118,712	(1,897)	165,410
Advances from affiliates	708,340	5,071,521	2,098,146	(7,878,007)	—
Deferred income	5,206	—	23,200	—	28,406
Intangible lease liabilities, net	—	—	48,005	—	48,005
Interest rate swaps	8,169	—	—	—	8,169
Total liabilities	2,441,013	5,102,751	2,791,305	(8,064,604)	2,270,465
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,626,564	3,676,000	1,309	(3,630,745)	3,673,128
Retained/(cumulative distributions in excess of) earnings	911,411	(3,833,873)	1,243,643	97,956	(1,580,863)
Other comprehensive income	2,104	—	—	—	2,104
Piedmont stockholders’ equity	4,540,079	(156,421)	1,244,952	(3,532,789)	2,095,821
Noncontrolling interest	—	—	1,882	—	1,882
Total stockholders’ equity	4,540,079	(156,421)	1,246,834	(3,532,789)	2,097,703
Total liabilities and stockholders’ equity	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168

Condensed Consolidated Statements of Income
For the three months ended March 31, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$11,424	$—	$112,484	$(458)	$123,450
Tenant reimbursements	3,001	—	21,603	(104)	24,500
Property management fee revenue	—	—	4,624	(4,111)	513
	14,425	—	138,711	(4,673)	148,463
Expenses:
Property operating costs	5,802	—	54,255	(4,673)	55,384
Depreciation	3,463	—	27,305	—	30,768
Amortization	856	—	19,559	—	20,415
General and administrative	1,702	103	6,791	—	8,596
	11,823	103	107,910	(4,673)	115,163
Real estate operating income/(loss)	2,602	(103)	30,801	—	33,300
Other income (expense):
Interest expense	(14,444)	—	(7,251)	3,638	(18,057)
Other income/(expense)	2,229	—	1,367	(3,638)	(42)
Net loss from casualty events	—	—	(58)	—	(58)
Equity in income of unconsolidated joint ventures	11	—	—	—	11
Loss on sale of real estate assets	(61)	—	8	—	(53)
Net income/(loss)	(9,663)	(103)	24,867	—	15,101
Less: Net loss applicable to noncontrolling interest	—	—	3	—	3
Net income/(loss) applicable to Piedmont	$(9,663)	$(103)	$24,870	$—	$15,104

Condensed Consolidated Statements of Income
For the three months ended March 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$15,467	$—	$100,036	$(765)	$114,738
Tenant reimbursements	3,272	—	19,572	(93)	22,751
Property management fee revenue	—	—	4,317	(3,794)	523
	18,739	—	123,925	(4,652)	138,012
Expenses:
Property operating costs	8,443	—	50,515	(4,679)	54,279
Depreciation	4,899	—	26,883	—	31,782
Amortization	1,051	—	16,755	—	17,806
General and administrative	7,509	76	9,651	(9,463)	7,773
	21,902	76	103,804	(14,142)	111,640
Real estate operating income/(loss)	(3,163)	(76)	20,121	9,490	26,372
Other income (expense):
Interest expense	(12,190)	—	(6,738)	2,543	(16,385)
Other income/(expense)	2,665	—	172	(2,543)	294
Equity in income of unconsolidated joint ventures	115	—	—	—	115
Loss on sale of real estate assets	(4)	—	(16)	—	(20)
Net income/(loss)	(12,577)	(76)	13,539	9,490	10,376
Less: Net income applicable to noncontrolling interest	—	—	(4)	—	(4)
Net income/(loss) applicable to Piedmont	$(12,577)	$(76)	$13,535	$9,490	$10,372

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(5,749)	$998	$55,004	$—	$50,253

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(407)	—	(27,796)	—	(28,203)
Net sales proceeds from wholly-owned properties	(58)	—	(6)	—	(64)
Investments in unconsolidated joint ventures	(284)	—	—	—	(284)
Deferred lease costs paid	(305)	—	(3,965)	—	(4,270)
Net cash provided by/(used in) investing activities	(1,054)	—	(31,767)	—	(32,821)
Cash Flows from Financing Activities:
Debt issuance costs paid	(63)	—	—	—	(63)
Proceeds from debt	100,000	—	—	—	100,000
Repayments of debt	(55,000)	—	(345)	—	(55,345)
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,128)	—	—	(1,128)
(Distributions to)/repayments from affiliates	(38,103)	61,210	(23,107)	—	—
Dividends paid and discount on dividend reinvestments	—	(61,080)	—	—	(61,080)
Net cash provided by/(used in) financing activities	6,834	(998)	(23,452)	—	(17,616)
Net increase/(decrease) in cash and cash equivalents	31	—	(215)	—	(184)
Cash and cash equivalents, beginning of period	3,674	150	3,168	—	6,992
Cash and cash equivalents, end of period	$3,705	$150	$2,953	$—	$6,808

Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$(10,726)	$679	$50,265	$9,490	$49,708

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(833)	—	(25,704)	—	(26,537)
Intercompany note receivable	—	—	9,600	(9,600)	—
Net sales proceeds from wholly-owned properties	45,400	—	—	—	45,400
Deferred lease costs paid	(1,044)	—	(1,816)	—	(2,860)
Net cash provided by/(used in) investing activities	43,523	—	(17,920)	(9,600)	16,003
Cash Flows from Financing Activities:
Debt issuance costs paid	(99)	—	—	—	(99)
Proceeds from debt	178,000	—	—	—	178,000
Repayments of debt	(80,000)	—	(125,262)	—	(205,262)
Intercompany note payable	(9,600)	—	—	9,600	—
Costs of issuance of common stock	—	(42)	—	—	(42)
Shares withheld to pay tax obligations related to employee stock compensation	—	(541)	—	—	(541)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(121,791)	38,380	92,901	(9,490)	—
Dividends paid and discount on dividend reinvestments	—	(30,533)	—	—	(30,533)
Net cash provided/(used in) by financing activities	(33,490)	(679)	(32,361)	110	(66,420)
Net increase/(decrease) in cash and cash equivalents	(693)	—	(16)	—	(709)
Cash and cash equivalents, beginning of period	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of period	$1,481	$150	$3,101	$—	$4,732

12.Subsequent Events

Second Quarter Dividend Declaration

On May 2, 2017, the board of directors of Piedmont declared dividends for the second quarter 2017 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 26, 2017. Such dividends are to be paid on June 16, 2017.

Renewal of Stock Repurchase Plan

Also on May 2, 2017, the board of directors of Piedmont re-authorized Piedmont's stock repurchase plan to permit the purchase of shares of common stock having an aggregate purchase price of up to $250 million between May 2, 2017 and May 2, 2019. This authorization supersedes and replaces Piedmont's previously authorized stock repurchase plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Amended Annual Report.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. During the three months ended March 31, 2017, we entered into a binding contract to sell our Two Independence Square building in Washington, D.C. for $359.6 million. The transaction is currently pending government approval, and we anticipate it will close in mid-2017. We intend to use the net sales proceeds from this disposition to pay down the balance outstanding on our $500 Million Unsecured 2015 Line of Credit ($213.0 million currently) and to repay the $140 Million WDC Fixed-Rate Loans which open for pre-payment in August 2017. As of the filing date, we have $287.0 million of remaining capacity under our line of credit. From time to time, we may also seek additional secured or unsecured borrowings from third-party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
As a result of the events described in Note 2 to the consolidated financial statements and accompanying notes thereto included in the Amended Annual Report, the lenders under our $500 Million Unsecured 2015 Line of Credit and under each of our outstanding term loans waived any default that may have occurred as a result of (i) any inaccuracy of any representations and warranties regarding our prior period financial information or (ii) the failure to maintain our books and records in accordance with GAAP. As a result, we believe we remain in compliance with all our covenants under the $500 Million Unsecured 2015 Line of Credit, each of our term loans and our outstanding debt securities.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2017 and 2016 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016

Capital expenditures for new development	$4,072	$1,713
Capital expenditures for redevelopment/renovations	489	3,231
Other capital expenditures, including tenant improvements	23,642	21,593
Total capital expenditures(1)	$28,203	$26,537

(1)
Of the total amounts paid, approximately $0.1 million and $1.8 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively.

"Capital expenditures for new development" relate to new office development projects. Expenditures during the three months ended March 31, 2017 pertained to 500 TownPark, a 135,000 square foot, 80% pre-leased, four-story office building adjacent to our existing 400 TownPark building in Lake Mary, Florida that was placed into service during the period. During the three months ended March 31, 2016, our active developments projects consisted of Enclave Place, our now-complete, 300,000 square foot, 11-story office tower in Houston, Texas, and the previously mentioned 500 TownPark building.

"Capital expenditures for redevelopment/renovations" during both the three months ended March 31, 2017 and 2016 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $33.2 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $17.1 million as of March 31, 2017.

In addition to the amounts described above to which we have already committed as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during the three months ended March 31, 2017, we committed to spend approximately $3.40 and $1.57 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the three months ended March 31, 2016, we committed to spend approximately $3.36 and $1.73 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are several other uses of capital that may arise as part of our ongoing operations. Subject to the identification and availability of attractive investment opportunities within our targeted sub-markets and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets could also be a significant use of capital. Further, our Board of Directors has authorized a stock repurchase program, pursuant to which we may use capital resources to repurchase shares of our common stock from time to time. Finally, after the expected pay-off of the $140 Million WDC Fixed-Rate Loans in August 2017 mentioned above, we have no other debt maturing until May 2018; however, on a longer term basis, we expect to use capital to make repayments of our line of credit or other maturing debt obligations.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. Additionally, given current attractive real estate values, our net disposition activity is expected to increase in the current year, which may result in large one-time capital gains that cannot be offset by tax deferred structures, such as 1031 exchanges. As a result, we may make special dividend distributions in addition to our normal quarterly distributions. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Overview

We recognized net income applicable to common stockholders of $0.10 per fully diluted share for the three months ended March 31, 2017, as compared with net income of $0.07 per fully diluted share for the three months ended March 31, 2016. An increase in rental income associated with new leases commencing during 2016 and 2017, one-time lease restructuring fees of approximately $1.0 million, as well as new properties acquired during 2016, contributed a total of $0.06 per diluted share to the favorable variance. These increases were partially offset by increased amortization expense, mostly due to the same acquisition activity during 2016, which reduced our net income by approximately $0.02 per diluted share.

Comparison of the accompanying consolidated statements of income for the three months ended March 31, 2017 versus the three months ended March 31, 2016

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	March 31, 2017	% of Revenues	March 31, 2016	% of Revenues	Variance
Revenue:
Rental income	$123.5		$114.7		$8.8
Tenant reimbursements	24.5		22.8		1.7
Property management fee revenue	0.5		0.5		—
Total revenues	148.5	100%	138.0	100%	10.5
Expense:
Property operating costs	55.4	37%	54.3	39%	1.1
Depreciation	30.8	21%	31.7	23%	(0.9)
Amortization	20.4	14%	17.8	13%	2.6
General and administrative	8.6	6%	7.8	6%	0.8
Real estate operating income	33.3	22%	26.4	19%	6.9
Other income (expense):
Interest expense	(18.1)	12%	(16.4)	11%	(1.7)
Other income/(expense)	—	—%	0.3	—%	(0.3)
Equity in income of unconsolidated joint ventures	—	—%	0.1	—%	(0.1)
Loss on sale of real estate assets	(0.1)		—	—%	(0.1)
Net income	$15.1	10%	$10.4	8%	$4.7

Revenue

Rental income increased approximately $8.8 million for the three months ended March 31, 2017 as compared to the same period in the prior year. Approximately $5.0 million of the increase is attributable to new leases commencing during 2016 and 2017 across our portfolio. Additionally, net acquisition activity since January 1, 2016 contributed approximately $1.8 million of the increase. The remaining increase is primarily attributable to fees derived from Piedmont-initiated lease restructurings to provide space for new or expanding tenants. Such restructuring transactions took place at our 5 & 15 Wayside Road building located in a Boston sub-market and our 200 Bridgewater Crossing building located in Bridgewater, New Jersey.

Tenant reimbursements increased approximately $1.7 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The variance was primarily attributable to increased office occupancy and the resulting increase in recoverable operating expenses and, to a lesser extent, the expiration of operating expense abatements for certain of our tenants. In addition, tenant reimbursements for the three months ended March 31, 2017 includes the settlement receipt of approximately $0.6 million of prior period reimbursements as a result of a recent favorable court ruling on a tenant dispute. The above increases in reimbursement income were partially offset by a $0.5 million decrease due to capital markets activity during 2016.

Expense

Property operating costs increased approximately $1.1 million for the three months ended March 31, 2017 as compared to the same period in the prior year, primarily due to increased office occupancy and the resulting increase in recoverable property tax expense ($0.9 million), repairs and maintenance ($0.6 million) and tenant requested services ($0.5 million). These increases were partially offset by a reduction in utility costs across our existing portfolio as compared to the prior period.

Depreciation expense decreased approximately $0.9 million for the three months ended March 31, 2017 as compared to the same period in the prior year. Approximately $1.3 million of the variance was attributable to capital markets activity during 2016. An additional $1.3 million of the decrease was due to the reclassification of our Two Independence Square building in Washington, D.C. to assets held-for-sale in February 2017. At the time the property was reclassified, we suspended depreciation on the asset. These decreases were offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2016.

Amortization expense increased approximately $2.6 million for the three months ended March 31, 2017 as compared to the same period in the prior year. Of the total variance, approximately $4.3 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2016. Increases in expense as a result of accelerated amortization for lease terminations/modifications of approximately $0.8 million also contributed to the variance. These increases were largely offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2016.

General and administrative expenses increased approximately $0.8 million for the three months ended March 31, 2017 as compared to the same period in the prior year, primarily due to increased accruals for potential performance-based stock compensation due to our total stockholder return improving relative to the total stockholder returns of our peer group, which is predetermined by our board.

Other Income (Expense)

Interest expense increased approximately $1.7 million for the three months ended March 31, 2017 as compared to the same period in the prior year. Approximately $1.1 million of the increase is due to a reduction in the amount of capitalized interest as three recently completed development projects were placed in service during the current period. The remainder of the variance is due to a net increase in our average debt outstanding.

Other income/(expense) decreased approximately $0.3 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The variance is primarily attributable to interest income recognized in the prior year on a note receivable extended to the purchaser of our Copper Ridge Center building, located in Lyndhurst, New Jersey, which was repaid in full in February 2016.

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

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt, acquisition-related expenses, and any significant non-recurring items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to that of other REITs.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2017	Per Share(1)	March 31, 2016	Per Share(1)
GAAP net income applicable to common stock	$15,104	$0.10	$10,372	$0.07
Depreciation of real estate assets(2)	30,629	0.21	31,639	0.22
Amortization of lease-related costs(2)	20,406	0.14	17,822	0.12
Loss on sale - wholly-owned properties, net	53	—	20	—
NAREIT Funds From Operations applicable to common stock	$66,192	$0.45	$59,853	$0.41
Adjustments:
Acquisition costs	6	—	12	—
Core Funds From Operations applicable to common stock	$66,198	$0.45	$59,865	$0.41
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on debt	630		647
Depreciation of non real estate assets	195		204
Straight-line effects of lease revenue (2)	(5,703)		(7,848)
Stock-based and other non-cash compensation	2,041		1,928
Net effect of amortization of above and below-market in-place lease intangibles	(1,559)		(1,238)
Acquisition costs	(6)		(12)
Non-incremental capital expenditures (3)	(7,672)		(9,996)
Adjusted Funds From Operations applicable to common stock	$54,124		$43,550
Weighted-average shares outstanding – diluted	145,833		145,791

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we adjust for general and administrative expense, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

We calculate Same Store Net Operating Income ("Same Store NOI") as Property NOI applicable to the properties owned or placed in service during the entire span of the current and prior year reporting periods. Same Store NOI also excludes amounts applicable to unconsolidated joint venture assets. Same Store NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI, on either a cash or accrual basis is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Net income applicable to Piedmont (GAAP basis)	$15,104	$10,372	$15,104	$10,372

Net income/(loss) applicable to noncontrolling interest	(3)	4	(3)	4
Interest expense	18,057	16,385	18,057	16,385
Depreciation (1)	30,824	31,843	30,824	31,843
Amortization (1)	20,406	17,822	20,406	17,822
Acquisition costs	6	12	6	12
Loss from casualty events	58	—	58	—
Loss on sale of real estate assets (1)	53	20	53	20
General & administrative expenses(1)	8,602	7,777	8,602	7,777
Management fee revenue	(317)	(292)	(317)	(292)
Other (income)/expense(1)	36	(307)	36	(307)
Straight-line rent effects of lease revenue(1)	(5,703)	(7,848)
Amortization of lease-related intangibles(1)	(1,559)	(1,238)

Property NOI	$85,564	$74,550	$92,826	$83,636

Net operating loss/(income) from:
Acquisitions(2)	(4,766)	—	(7,054)	—
Dispositions(3)	(110)	(5,199)	(110)	(5,732)
Other investments(4)	280	(70)	(386)	(95)

Same Store NOI	$80,968	$69,281	$85,276	$77,809

Change period over period in Same Store NOI	16.9%	N/A	9.6%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; and 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016.

(3)
Dispositions consist of 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016; 11695 Johns Creek Parkway in Johns Creek, Georgia, sold on December 22, 2016; and Braker Pointe III in Austin, Texas, sold on December 29, 2016.

(4)
Other investments consist of our investments in unconsolidated joint ventures, active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current or prior reporting periods. The operating results from 3100 Clarendon Boulevard in Arlington, Virginia, Enclave Place in Houston, Texas, and 500 TownPark in Lake Mary, Florida, are included in this line item.

Overview

Our portfolio is a national portfolio located in select sub-markets within primarily eight large geographic office markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 23,000 square feet with 6.8 years of lease term remaining as of March 31, 2017. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, our current in-service portfolio of 68 office properties was 91.5% leased as of March 31, 2017, down slightly from 91.7% leased as of March 31, 2016, primarily as a result of placing three development/re-development properties totaling 700,000 square feet in service during the current quarter. As of March 31, 2017, scheduled lease expirations for the portfolio as a whole for the remainder of 2017 and 2018 were 5.1% and 7.1%, respectively, of our ALR; therefore, our current leasing efforts are primarily focused on leasing vacant space. To the extent we are able to execute new leases for currently vacant space, offset by scheduled expirations, such new leasing should favorably impact our Property NOI and Same Store NOI (accrual basis) once leases commence, and our Property and Same Store NOI (cash basis) once any associated abatement periods expire. Our leased percentage may also fluctuate from the impact of various occupancy levels in our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2017, we had approximately 382,000 square feet of executed leases related to vacant space that had not yet commenced and approximately 1.2 million square feet of commenced leases that were still in some form of abatement.

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

Same Store NOI (accrual basis) increased 9.6% and Same Store NOI (cash basis) increased 16.9% during the three months ended March 31, 2017 as compared to the same period in the prior year, primarily as a result of lease commencements and the expiration of rental abatements associated with new leases. In addition, Same Store NOI on both an accrual and cash basis were favorably impacted by the receipt of one-time restructuring fees and the recovery of prior year reimbursement income as a result of the resolution of a tenant dispute during the current period. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2017, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we hold an investment is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, we record the fair value of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

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

Valuation of Real Estate Assets and Investments in Joint Ventures which Hold Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. For wholly owned properties, when indicators of potential impairment are present, or when a sale in the near term is considered more than 50% probable, we assess whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair value, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, we adjust such assets to the respective estimated fair values and recognize an impairment loss. For our investments in unconsolidated joint ventures, we assess the estimated fair value of our investment, as compared to our carrying amount. If we determine that the carrying value is greater than the estimated fair value at any measurement date, we must also determine if such a difference is temporary in nature. Value fluctuations which are “other than temporary” in nature are then recorded to adjust the carrying value to the estimated fair value amount.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the testing noted above that there are no issues of impairment related to our goodwill as of March 31, 2017.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. When Piedmont settles forward starting swap agreements for gains/losses, the result is recorded as accumulated other comprehensive income and is amortized as an offset/increase to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). All of our interest rate derivative agreements as of March 31, 2017 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10 and Accounting Standards Update 2016-12 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. The revenues impacted by the Revenue Recognition Amendments include a portion of our tenant reimbursement revenues and property management fee revenues. Lease contracts and reimbursement revenues associated with property taxes and insurance are specifically excluded from the Revenue Recognition Amendments. The Revenue Recognition Amendments are effective in the first quarter of 2018 for us. Management has substantially completed its initial assessment of the impact of adoption of the Revenue Recognition Amendments. Approximately 90% of our total revenues are derived from either long-term leases with our tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the Revenue Recognition Amendments. In addition, based on management's assessment to date, we do not expect the timing of the recognition of reimbursement revenue and revenue from management agreements to change as a result of the new guidance, though certain classifications will change. As a result, although management continues to evaluate the guidance and disclosures required by the Revenue Recognition Amendments, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, the nonfinancial assets should be derecognized when the counterparty obtains control of it. Finally, the amendments provide clarification for partial sales of nonfinancial assets, and align the accounting for the derecognition of a nonfinancial asset with the sale of a business. ASU 2017-05 is effective at the same time as the amendments in ASU 2014-09, which is in the first quarter of 2018. We are currently evaluating the potential impact of adoption.

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

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"). The amendments in ASU 2016-02 fundamentally change the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis; however, ASU 2016-02 defines certain tenant reimbursements as non-lease components which will be subject to the guidance under ASU 2014-09. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and we are currently evaluating the potential impact of adoption.

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

The FASB has issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The provisions of ASU 2017-04 simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which is generally performed annually unless events or circumstances arise which would necessitate evaluating the carrying value for impairment in the interim. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a entity’s goodwill with the carrying amount of that goodwill by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in a business combination. Under the provisions of ASU 2017-04, an entity would instead recognize an impairment charge for the amount by which the carrying amount exceeds the entity’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that entity. ASU 2017-04 is effective in the first quarter of 2020, with early adoption permitted as of the first interim or annual impairment test of goodwill after January 1, 2017. We do not anticipate any material impact to our consolidated financial statements as a result of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three months ended March 31, 2017.

Contractual Obligations
Our contractual obligations as of March 31, 2017 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt (1)	$2,074,359	$140,846	$995,001	(2)(3)(4)	$28,512	$910,000
Operating lease obligations (5)	2,881	93	186		187	2,415
Total	$2,077,240	$140,939	$995,187		$28,699	$912,415

(1)
Amounts include principal payments only and balances outstanding as of March 31, 2017, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $19.2 million during the three months ended March 31, 2017, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 3 of our accompanying consolidated financial statements.

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

(3)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.35% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $10.1 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2020.

(4)
Includes the balance outstanding as of March 31, 2017 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(5)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of March 31, 2017 are presented above.

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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $2.1 billion and $2.0 billion as of March 31, 2017 and December 31, 2016, respectively. Our interest rate swap agreements in place at March 31, 2017 and December 31, 2016 carried a notional amount totaling $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89%.

As of March 31, 2017, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.77% per annum with expirations ranging from 2017 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of March 31, 2017, we had $223.0 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum (based on our current corporate credit rating) or the prime rate, at our discretion. As of March 31, 2017, the weighted-average interest rate for all of the draws outstanding on our $500 Million Unsecured 2015 Line of Credit was 1.94%. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating), which, as of March 31, 2017, was 1.99%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2017 would increase interest expense approximately $3.9 million on a per annum basis.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. In connection with the preparation of this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting as a result of the events described in Note 2 to the consolidated financial statements and accompanying notes thereto included in the Amended Annual Report.

As a result of this material weakness, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In light of this material weakness, we have designed and implemented additional controls, including the performance of additional analyses and procedures, in order to conclude that the consolidated financial statements in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with GAAP.

Management’s Plans for Remediation

As soon as management became aware of this material weakness in internal control over financial reporting we began taking immediate actions to remediate the material weakness.

The specific material weakness related to the misapplication of ASC 350-20-40-2, specifically, the allocation of a portion of our goodwill associated with our purchase of two property management companies to the carrying amount of assets sold or held for sale that met the definition of a "business" when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale. The Company adopted the amended definition of a business described in ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis on October 1, 2016. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of the goodwill balance will no longer be allocated to individual assets that do not qualify as a “business” when they are sold.

We intend to strengthen our controls around the application of ASC 350-20-40-2 and the adoption of any new accounting standards by preparing formal written memos for every new standard that is applicable to the Company as opposed to the more material ones as we have historically done.

We do not expect to incur material costs to remediate this control and expect to have this material weakness remediated no later than June 30, 2017.

Changes in Internal Control Over Financial Reporting

Except as noted in the preceding paragraphs, there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Piedmont is not subject to any material pending legal proceedings. However, we are subject to routine litigation arising in the ordinary course of owning and operating real estate assets. Our management expects that these ordinary routine legal proceedings will be covered by insurance and does not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity. Additionally, management is not aware of any legal proceedings against Piedmont contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Amended Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2017.

(b)	Not applicable.

(c)
During the three months ended March 31, 2017, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended March 31, 2017 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
January 1, 2017 to January 31, 2017	75	$20.59	—	$70,238
February 1, 2017 to February 28, 2017	—	$—	—	$70,238
March 1, 2017 to March 31, 2017	73	$21.24	—	$70,238	(2)
Total	148	$20.91	—

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

(2)
Amounts available for purchase relate only to our stock repurchase plan, which was announced on June 24, 2015. Our board of directors authorized the repurchase of up to $200 million of shares of our common stock pursuant to the stock repurchase plan through June 23, 2017. The share repurchase plan is separate from shares purchased for DRP issuance. On May 2, 2017, our board of directors re-authorized our stock repurchase plan to permit the purchase of shares of common stock having an aggregate purchase price of up to $250 million between May 2, 2017 and May 2, 2019. This authorization supersedes and replaces our previously authorized stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2017 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 8, 2017	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
FIRST QUARTER 2017
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

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 22, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

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