Form 10-Q
period 2017-06-30
Piedmont Office Realty Trust, Inc.
filed 2017-08-02
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of August 1, 2017:
145,489,845 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont," "we," "our," or "us"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; discussions regarding future dividends and share repurchases; and discussions regarding the potential impact of economic conditions on our real estate and lease portfolio.

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

•	Lease terminations or lease defaults, particularly by one of our large lead tenants;

•	The effect on us of adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments, including the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;

•	The risks and uncertainties associated with our acquisition of properties, many of which risks and uncertainties may not be known at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks;

•	Our real estate development strategies may not be successful;

•	Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	Any change in the financial condition of any of our large lead tenants;

•	The effect of any litigation to which we are, or may become, subject;

•	Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”);

•	The future effectiveness of our internal controls and procedures; and

•	Other factors, including the risk factors discussed under Item 1A. of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2016.
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
The information presented in the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with U.S. generally accepted accounting principles ("GAAP").
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2016. Piedmont’s results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$614,934	$617,138
Buildings and improvements, less accumulated depreciation of $896,964 and $856,254 as of June 30, 2017 and December 31, 2016, respectively	2,742,327	2,754,106
Intangible lease assets, less accumulated amortization of $94,551 and $109,152 as of June 30, 2017 and December 31, 2016, respectively	84,989	99,695
Construction in progress	15,651	34,814
Real estate assets held for sale, net	225,071	225,939
Total real estate assets	3,682,972	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,762	7,360
Cash and cash equivalents	9,596	6,992
Tenant receivables, net of allowance for doubtful accounts of $587 and $197 as of June 30, 2017 and December 31, 2016, respectively	24,269	26,494
Straight-line rent receivables	177,463	163,789
Restricted cash and escrows	1,290	1,212
Prepaid expenses and other assets	29,454	23,201
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $187,122 and $175,643 as of June 30, 2017 and December 31, 2016, respectively	278,366	298,695
Other assets held for sale, net	10,222	9,815
Total assets	$4,320,312	$4,368,168
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $9,014 and $10,269 as of June 30, 2017 and December 31, 2016, respectively	$1,720,986	$1,687,731
Secured debt, net of premiums and unamortized debt issuance costs of $1,063 and $1,161 as of June 30, 2017 and December 31, 2016, respectively	332,196	332,744
Accounts payable, accrued expenses, and accrued capital expenditures	111,011	165,410
Deferred income	27,416	28,406
Intangible lease liabilities, less accumulated amortization of $52,751 and $49,225 as of June 30, 2017 and December 31, 2016, respectively	43,328	48,005
Interest rate swaps	5,061	8,169
Total liabilities	2,239,998	2,270,465
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2017 or December 31, 2016	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2017 or December 31, 2016	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,489,845 and 145,235,313 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,455	1,452
Additional paid-in capital	3,675,562	3,673,128
Cumulative distributions in excess of earnings	(1,603,119)	(1,580,863)
Other comprehensive income	4,547	2,104
Piedmont stockholders’ equity	2,078,445	2,095,821
Noncontrolling interest	1,869	1,882
Total stockholders’ equity	2,080,314	2,097,703
Total liabilities and stockholders’ equity	$4,320,312	$4,368,168
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$124,248	$111,767	$247,698	$226,505
Tenant reimbursements	24,044	23,086	48,544	45,837
Property management fee revenue	387	454	900	977
	148,679	135,307	297,142	273,319
Expenses:
Property operating costs	55,779	52,292	111,163	106,571
Depreciation	30,059	31,556	60,827	63,338
Amortization	19,314	17,402	39,729	35,208
Impairment loss on real estate assets	—	10,950	—	10,950
General and administrative	8,036	8,316	16,632	16,089
	113,188	120,516	228,351	232,156
Real estate operating income	35,491	14,791	68,791	41,163
Other income (expense):
Interest expense	(18,421)	(16,413)	(36,478)	(32,798)
Other income/(expense)	38	(41)	(62)	253
Equity in income of unconsolidated joint ventures	107	110	118	225
	(18,276)	(16,344)	(36,422)	(32,320)
Income/(loss) from continuing operations	17,215	(1,553)	32,369	8,843
Discontinued operations:
Operating loss	—	(1)	—	(1)
Loss from discontinued operations	—	(1)	—	(1)
Gain on sale of real estate assets, net	6,492	73,835	6,439	73,815
Net income	23,707	72,281	38,808	82,657
Less: Net loss/(income) applicable to noncontrolling interest	3	(3)	6	(7)
Net income applicable to Piedmont	$23,710	$72,278	$38,814	$82,650
Per share information – basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.16	$0.50	$0.27	$0.57
Loss from discontinued operations	—	—	—	—
Net income applicable to common stockholders	$0.16	$0.50	$0.27	$0.57
Weighted-average common shares outstanding – basic	145,412,524	145,178,601	145,350,074	145,227,539
Weighted-average common shares outstanding – diluted	145,813,130	145,698,723	145,779,709	145,765,149
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016

Net income applicable to Piedmont		$23,710		$72,278		$38,814		$82,650
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(911)		(4,068)		132		(15,029)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	977		1,113		2,283		2,246
Gain on investment in available for sale securities	15		13		28		12
Other comprehensive income/(loss)		81		(2,942)		2,443		(12,771)
Comprehensive income applicable to Piedmont		$23,791		$69,336		$41,257		$69,879

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	145,512	$1,455	$3,669,977	$(1,550,698)	$1,661	$1,025	$2,123,420
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	99,732	—	—	99,732
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016	145,235	1,452	3,673,128	(1,580,863)	2,104	1,882	2,097,703
Offering costs			(76)				(76)
Dividends to common stockholders ($0.42 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested			(55)	(61,070)		(7)	(61,132)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	255	3	2,565				2,568
Net loss applicable to noncontrolling interest						(6)	(6)
Net income applicable to Piedmont				38,814			38,814
Other comprehensive income					2,443		2,443
Balance, June 30, 2017	145,490	$1,455	$3,675,562	$(1,603,119)	$4,547	$1,869	$2,080,314

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$38,808	$82,657
Operating distributions received from unconsolidated joint ventures	—	389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,827	63,338
Amortization of debt issuance costs	810	842
Other amortization	39,034	34,912
Impairment loss on real estate assets	—	10,950
Stock compensation expense	5,403	5,653
Equity in income of unconsolidated joint ventures	(118)	(225)
Gain on sale of real estate assets, net	(6,439)	(73,815)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(13,078)	(8,795)
(Increase)/decrease in restricted cash and escrows	(428)	4,230
Increase in prepaid expenses and other assets	(6,558)	(4,745)
Decrease in accounts payable and accrued expenses	(5,471)	(9,785)
Decrease in deferred income	(1,128)	(2,862)
Net cash provided by operating activities	111,662	102,744
Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles, and cash held in escrow for acquisitions	—	(10,000)
Capitalized expenditures, net of accruals	(58,320)	(54,422)
Net sales proceeds from wholly-owned properties	23,023	201,690
Investments in unconsolidated joint ventures	(284)	—
Deferred lease costs paid	(9,563)	(6,266)
Net cash (used in)/provided by investing activities	(45,144)	131,002
Cash Flows from Financing Activities:
Debt issuance costs paid	(102)	(138)
Proceeds from debt	147,000	211,000
Repayments of debt	(115,694)	(357,597)
Costs of issuance of common stock	(74)	(42)
Shares withheld to pay tax obligations related to employee stock compensation	(3,380)	(2,283)
Repurchases of common stock as part of announced plan	—	(7,943)
Dividends paid and discount on dividend reinvestments	(91,664)	(61,075)
Net cash used in financing activities	(63,914)	(218,078)
Net increase in cash and cash equivalents	2,604	15,668
Cash and cash equivalents, beginning of period	6,992	5,441
Cash and cash equivalents, end of period	$9,596	$21,109

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Accrued dividends and discount on dividend reinvestments	$(30,532)	$—
Accrued capital expenditures and deferred lease costs	$9,417	$25,146

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

As of June 30, 2017, Piedmont owned 67 in-service office properties, and one building through an unconsolidated joint venture. Piedmont's total consolidated portfolio consists of approximately 20 million square feet of primarily Class A commercial office space, and was 91.0% leased as of June 30, 2017. As of June 30, 2017, approximately 88% of Piedmont's ALR was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

Piedmont internally evaluates all of its real estate assets as one operating segment, and accordingly, does not report segment information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Piedmont have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results.

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") for which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

Reclassifications

Certain prior period amounts presented in Piedmont's Amended Annual Report on Form 10-K/A for the year ended December 31, 2016 have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the Two Independence Square building, located in Washington, D.C., which was first classified as held for sale as of March 31, 2017, and continues to be presented as held for sale as of June 30, 2017. Applicable balances related to the same asset have been reclassified as held for sale as of December 31, 2016.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10, Accounting Standards Update 2016-12, and Accounting Standards Update 2016-20 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. The revenues impacted by the Revenue Recognition Amendments include a portion of Piedmont's tenant reimbursement revenues and property management fee revenues. Lease contracts and reimbursement revenues associated with property taxes and insurance are specifically excluded from the Revenue Recognition Amendments. The Revenue Recognition Amendments are effective in the first quarter of 2018 for Piedmont. Management has substantially completed its initial assessment of the impact of adoption of the Revenue Recognition Amendments. Approximately 90% of Piedmont's total revenues are derived from either long-term leases with its tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the Revenue Recognition Amendments. In addition, based on management's assessment to date, Piedmont does not expect the timing of the recognition of reimbursement revenue and revenue from management agreements to change as a result of the new guidance, though certain classifications will change between rental revenue and tenant reimbursements. Finally, management has determined, and the FASB has confirmed, that the evaluation of non-lease components under the new Revenue Recognition Amendments will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be first quarter of 2019 for Piedmont. As a result, although management continues to evaluate the guidance and disclosures required by the Revenue Recognition Amendments, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets. ASU 2017-05 is effective concurrent with the Revenue Recognition Amendments (detailed above), which will be the first quarter of 2018 for Piedmont. Although management continues to evaluate the guidance and disclosures required by ASU 2017-05, Piedmont does not anticipate a material change in how it recognizes the disposition of real estate in its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. The amendments in ASU 2016-01 are effective in the first quarter of 2018, and Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require entities to show changes in restricted cash and cash equivalents in addition to cash and cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between restricted and unrestricted cash in the statement of cash flows. Disclosures are required to reconcile the amount presented on the statement of cash flows to the balance sheet, as well as disclosing the nature of restriction on the restricted cash balances. ASU 2016-18 is effective for Piedmont in the first quarter of 2018, with early adoption permitted. Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued ASU 2016-02, which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis; however, ASU 2016-02 defines certain tenant reimbursements as non-lease components which will be subject to the guidance under ASU 2014-09. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and Piedmont is currently evaluating the potential impact of adoption.

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

The FASB has issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The provisions of ASU 2017-04 simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which is generally performed annually unless events or circumstances arise which would necessitate evaluating the carrying value for impairment in the interim. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a entity’s goodwill with the carrying amount of that goodwill by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in a business combination. Under the provisions of ASU 2017-04, an entity would instead recognize an impairment charge for the amount by which the carrying amount exceeds the entity’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that entity. ASU 2017-04 is effective in the first quarter of 2020, with early adoption permitted as of the first interim or annual impairment test of goodwill after January 1, 2017. Piedmont is currently evaluating the potential impact of adoption.

3.Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2017 and December 31, 2016 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)	Maturity		Amount Outstanding as of
					June 30, 2017		December 31, 2016
Secured (Fixed)
$140 Million WDC Fixed-Rate Loans (3)	5.76%	5.76%	11/1/2017		$140,000	(4)	$140,000
$35 Million Fixed-Rate Loan (5)	5.55%	3.75%	9/1/2021		31,133		31,583
$160 Million Fixed-Rate Loan (6)	3.48%	3.58%	7/5/2022		160,000		160,000
Net premium and unamortized debt issuance costs					1,063		1,161
Subtotal/Weighted Average (7)	4.64%				332,196		332,744
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan (8)	LIBOR + 1.125%	2.29%	5/15/2018		170,000		170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	1/31/2019		300,000		300,000
$500 Million Unsecured 2015 Line of Credit (8)	LIBOR + 1.00%	2.14%	6/18/2019	(9)	210,000	(10)	178,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	1/15/2020		300,000		300,000
$350 Million Senior Notes	3.40%	3.43%	6/01/2023		350,000		350,000
$400 Million Senior Notes	4.45%	4.10%	3/15/2024		400,000		400,000
Discounts and unamortized debt issuance costs					(9,014)		(10,269)
Subtotal/Weighted Average (7)	3.26%				1,720,986		1,687,731
Total/Weighted Average (7)	3.48%				$2,053,182		$2,020,475

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of June 30, 2017 and December 31, 2016 is interest-only.

(2)	Effective rate after consideration of settled or in place interest rate swap agreements and/or issuance premiums or discounts.

(3)	Collateralized by the 1201 and 1225 Eye Street buildings in Washington, D.C.

(4)
On August 1, 2017, Piedmont fully repaid the $140 Million WDC Fixed-Rate Loans without penalty using a portion of the net proceeds from the sale of the Two Independence Square building (see Note 9 and Note 13).

(5)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(6)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(7)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates in the table as of June 30, 2017.

(8)
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

(10)
On July 5, 2017, Piedmont repaid the outstanding balance of the $500 Million Unsecured 2015 Line of Credit, using a portion of the net proceeds from the sale of the Two Independence Square building (see Note 9 and Note 13).

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.7 million and $15.4 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $36.0 million and $34.7 million for the six months ended June 30, 2017 and 2016, respectively. Also, Piedmont capitalized interest of approximately $35,000 and $735,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $0.1 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of June 30, 2017.

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
A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of June 30, 2017 and December 31, 2016 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of June 30, 2017	Net Carrying Amount as of December 31, 2016	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	49.5%	1201 Eye Street	Consolidated	$(0.9)	$(6.7)
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	49.5%	1225 Eye Street	Consolidated	$8.8	$9.9
In accordance with the partnership’s governing documents, Piedmont is entitled to 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	Consolidated	$267.6	$262.4
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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of June 30, 2017, Piedmont was party to various interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows associated with its $300 Million Unsecured 2011 Term Loan and its $300 Million Unsecured 2013 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 30 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2017 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2017 and December 31, 2016, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2017	December 31, 2016
Gross derivative assets	$—	$—
Gross derivative liabilities	5,061	8,169
Net derivative liability	$5,061	$8,169

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on previously settled forward swaps, that was recorded in the accompanying consolidated statements of income for the three and six months ended June 30, 2017 and 2016, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Amount of gain/(loss) recognized in OCI	$(911)	$(4,068)	$132	$(15,029)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$977	$1,113	$2,283	$2,246

Piedmont estimates that approximately $1.7 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness of its cash flow hedges during the three and six months ended June 30, 2017 and 2016, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $5.2 million as of June 30, 2017. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	June 30, 2017			December 31, 2016
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$9,596	$9,596	Level 1	$6,992	$6,992	Level 1
Tenant receivables, net(1)	$24,269	$24,269	Level 1	$26,494	$26,494	Level 1
Restricted cash and escrows(1)	$1,290	$1,290	Level 1	$1,212	$1,212	Level 1
Liabilities:
Accounts payable and accrued expenses(1)	$12,935	$12,935	Level 1	$44,733	$44,733	Level 1
Interest rate swap	$5,061	$5,061	Level 2	$8,169	$8,169	Level 2
Debt, net	$2,053,182	$2,081,120	Level 2	$2,020,475	$2,027,436	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2017 and December 31, 2016; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2017 and December 31, 2016. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2017 and December 31, 2016, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7.Impairment Loss on Real Estate Assets

Piedmont recorded impairment loss on real estate assets for the three and six months ended June 30, 2017 and 2016, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
150 West Jefferson(1)	$—	$8,259	$—	$8,259
9221 Corporate Boulevard (2)	—	2,691	—	2,691
Total impairment loss on real estate assets(3)	$—	$10,950	$—	$10,950

(1)	Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset and the anticipated contract sales price, less estimated selling costs.

(2)
Piedmont, using a probability-weighted model heavily weighted towards the short-term sale of the 9221 Corporate Boulevard building in Rockville, Maryland, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.7 million during the six months ended June 30, 2016 calculated as the difference between the carrying value of the asset and the anticipated contract sales price, less estimated selling costs.

(3)
The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of June 30, 2017, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $31.4 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of June 30, 2017, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $13.2 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded $20,000 and $0 of such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0 of such reductions in reimbursement revenues related to such tenant audits/disputes during the six months ended June 30, 2017 and 2016, respectively.

9.Property Dispositions, Assets Held for Sale, and Discontinued Operations

Properties sold during the six months ended June 30, 2017 and 2016 did not meet the criteria to be reported as discontinued operations. The operational results for these properties prior to their sale dates are presented as continuing operations in the accompanying consolidated statements of income, and the gain/(loss) on sale is presented separately on the face of the income statement. Details of such properties sold are presented below (in thousands):

Buildings Sold(1)	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
1055 East Colorado Boulevard	Pasadena, California	April 21, 2016	$29,462	$60,076
Fairway Center II	Brea, California	April 28, 2016	$14,406	$33,062
1901 Main Street	Irvine, California	May 2, 2016	$29,964	$63,149
Sarasota Commerce Center II	Sarasota, Florida	June 16, 2017	$6,497	$23,094

Assets Held for Sale

In February 2017, Piedmont reclassified the Two Independence Square building from real estate assets held for use to real estate assets held for sale as a result of entering into a binding agreement to sell the property. The sale of the Two Independence Square building closed on July 5, 2017. Details of assets held for sale as of June 30, 2017 and December 31, 2016 are presented below (in thousands):

	June 30, 2017	December 31, 2016
Real estate assets held for sale, net:
Land	$52,710	$52,710
Building and improvements, less accumulated depreciation of $89,187 and $88,319 as of June 30, 2017 and December 31, 2016, respectively	172,350	173,218
Construction in progress	11	11
Total real estate assets held for sale, net	$225,071	$225,939

Other assets held for sale, net:
Straight-line rent receivables	$2,225	$2,059
Prepaid expenses and other assets	762	454
Deferred lease costs, less accumulated amortization of $2,892 and $2,825 as of June 30, 2017 and December 31, 2016, respectively	7,235	7,302
Total other assets held for sale, net	$10,222	$9,815

Details comprising loss from discontinued operations activity for the three and six months ended ended June 30, 2017 and 2016 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Rental income	$—	$—	$—	$—
Tenant reimbursements	—	—	—	—
	—	—	—	—
Expenses:
Property operating costs	—	—	—	—
General and administrative	—	1	—	1
	—	1	—	1

Operating income	—	(1)	—	(1)
Loss on sale of real estate assets	—	—	—	—
Income from discontinued operations	$—	$(1)	$—	$(1)

10.Stock Based Compensation
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

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards as of December 31, 2016	944,223	$19.44
Deferred Stock Awards Granted	299,251	$21.38
Increase in Estimated Potential Future Performance Share Awards, net of forfeitures	150,537	$28.37
Performance Stock Awards Vested	(118,446)	$22.00
Deferred Stock Awards Vested	(301,921)	$19.35
Deferred Stock Awards Forfeited	(4,761)	$19.57
Unvested Stock Awards as of June 30, 2017	968,883	$21.94

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2017 and 2016, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$21.38	$19.96	$21.38	$19.96
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$5,551	$4,319	$5,841	$4,659
Share-based Liability Awards Paid During the Period(1)	$—	$—	$2,877	$1,127

(1)	Amounts reflect the issuance of performance share awards related to the 2014-16 and 2013-15 Performance Share Plans during the six months ended June 30, 2017 and 2016, respectively.

A detail of Piedmont’s outstanding stock awards as of June 30, 2017 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of June 30, 2017
January 3, 2014	Deferred Stock Award	86,769	$16.56	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	35,094
May 1, 2015	Deferred Stock Award	216,919	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	67,747
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	229,828	(2)
May 24, 2016	Deferred Stock Award	233,073	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	134,117
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	85,792	(2)
May 18, 2017	Deferred Stock Award-Board of Directors	26,187	$21.38	Of the shares granted, 100% will vest by May 18, 2018.	26,187
May 18, 2017	Deferred Stock Award	246,808	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	202,233
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	187,885	(2)
Total					968,883

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2017.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2017. Share estimates are subject to change in future periods based on both Piedmont's and its peers' stock performance and dividends paid.

During the three months ended June 30, 2017 and 2016, Piedmont recognized approximately $2.6 million and $3.2 million of compensation expense related to stock awards, of which $1.1 million and $1.7 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2017 and 2016, Piedmont recognized approximately $5.7 million and $5.7 million of compensation expense related to stock awards, of which $3.9 million and $4.2 million related to the amortization of unvested shares, respectively. During the six months ended June 30, 2017, a net total of 254,532 shares were issued to employees and independent directors. As of June 30, 2017, approximately $6.4 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted-average common shares – basic	145,413	145,179	145,350	145,228
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	400	520	430	537
Weighted-average common shares – diluted	145,813	145,699	145,780	145,765

Common stock issued and outstanding as of period end			145,490	145,230

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

Condensed Consolidated Balance Sheets
As of June 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$43,929	$—	$571,005	$—	$614,934
Buildings and improvements, less accumulated depreciation	209,091	—	2,533,536	(300)	2,742,327
Intangible lease assets, less accumulated amortization	453	—	84,536	—	84,989
Construction in progress	572	—	15,079	—	15,651
Real estate assets held for sale, net	—	—	225,071	—	225,071
Total real estate assets	254,045	—	3,429,227	(300)	3,682,972
Investments in and amounts due from unconsolidated joint ventures	7,762	—	—	—	7,762
Cash and cash equivalents	5,181	150	4,265	—	9,596
Tenant and straight-line rent receivables, net	17,266	—	184,466	—	201,732
Advances to affiliates	6,465,350	1,316,446	—	(7,781,796)	—
Investment in subsidiary	—	3,569,494	178	(3,569,672)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	5,007	76	26,752	(1,091)	30,744
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	14,500	—	263,866	—	278,366
Other assets held for sale, net	—	—	10,222	—	10,222
Total assets	$6,956,939	$4,886,166	$4,014,766	$(11,537,559)	$4,320,312
Liabilities:
Debt, net	$1,735,196	$—	$502,686	$(184,700)	$2,053,182
Accounts payable, accrued expenses, and accrued capital expenditures	16,328	565	95,209	(1,091)	111,011
Advances from affiliates	729,007	5,100,839	2,050,205	(7,880,051)	—
Deferred income	2,934	—	24,482	—	27,416
Intangible lease liabilities, net	—	—	43,328	—	43,328
Interest rate swaps	5,061	—	—	—	5,061
Total liabilities	2,488,526	5,101,404	2,715,910	(8,065,842)	2,239,998
Stockholders’ Equity:
Common stock	—	1,455	—	—	1,455
Additional paid-in capital	3,565,494	3,678,434	1,306	(3,569,672)	3,675,562
Retained/(cumulative distributions in excess of) earnings	898,372	(3,895,127)	1,295,681	97,955	(1,603,119)
Other comprehensive loss	4,547	—	—	—	4,547
Piedmont stockholders’ equity	4,468,413	(215,238)	1,296,987	(3,471,717)	2,078,445
Noncontrolling interest	—	—	1,869	—	1,869
Total stockholders’ equity	4,468,413	(215,238)	1,298,856	(3,471,717)	2,080,314
Total liabilities and stockholders’ equity	$6,956,939	$4,886,166	$4,014,766	$(11,537,559)	$4,320,312

Condensed Consolidated Balance Sheets
As of December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$46,133	$—	$571,005	$—	$617,138
Buildings and improvements, less accumulated depreciation	228,194	—	2,526,212	(300)	2,754,106
Intangible lease assets, less accumulated amortization	725	—	98,970	—	99,695
Construction in progress	145	—	34,669	—	34,814
Real estate assets held for sale, net	—	—	225,939	—	225,939
Total real estate assets	275,197	—	3,456,795	(300)	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,360	—	—	—	7,360
Cash and cash equivalents	3,674	150	3,168	—	6,992
Tenant and straight-line rent receivables, net	20,159	—	170,124	—	190,283
Advances to affiliates	6,464,135	1,315,616	—	(7,779,751)	—
Investment in subsidiary	—	3,630,564	181	(3,630,745)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,189	—	20,121	(1,897)	24,413
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	16,550	—	282,145	—	298,695
Other assets held for sale, net	—	—	9,815	—	9,815
Total assets	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168
Liabilities:
Debt, net	$1,701,933	$—	$503,242	$(184,700)	$2,020,475
Accounts payable, accrued expenses, and accrued capital expenditures	17,365	31,230	118,712	(1,897)	165,410
Advances from affiliates	708,340	5,071,521	2,098,146	(7,878,007)	—
Deferred income	5,206	—	23,200	—	28,406
Intangible lease liabilities, net	—	—	48,005	—	48,005
Interest rate swaps	8,169	—	—	—	8,169
Total liabilities	2,441,013	5,102,751	2,791,305	(8,064,604)	2,270,465
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,626,564	3,676,000	1,309	(3,630,745)	3,673,128
Retained/(cumulative distributions in excess of) earnings	911,411	(3,833,873)	1,243,643	97,956	(1,580,863)
Other comprehensive income	2,104	—	—	—	2,104
Piedmont stockholders’ equity	4,540,079	(156,421)	1,244,952	(3,532,789)	2,095,821
Noncontrolling interest	—	—	1,882	—	1,882
Total stockholders’ equity	4,540,079	(156,421)	1,246,834	(3,532,789)	2,097,703
Total liabilities and stockholders’ equity	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168

Condensed Consolidated Statements of Income
For the three months ended June 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$11,092	$—	$113,641	$(485)	$124,248
Tenant reimbursements	2,964	—	21,207	(127)	24,044
Property management fee revenue	—	—	4,577	(4,190)	387
	14,056	—	139,425	(4,802)	148,679
Expenses:
Property operating costs	5,853	—	54,728	(4,802)	55,779
Depreciation	3,281	—	26,778	—	30,059
Amortization	803	—	18,511	—	19,314
General and administrative	1,528	81	6,427	—	8,036
	11,465	81	106,444	(4,802)	113,188
Real estate operating income/(loss)	2,591	(81)	32,981	—	35,491
Other income (expense):
Interest expense	(14,810)	—	(7,262)	3,651	(18,421)
Other income/(expense)	2,240	—	1,449	(3,651)	38
Equity in income of unconsolidated joint ventures	107	—	—	—	107
	(12,463)	—	(5,813)	—	(18,276)
Income/(loss) from continuing operations	(9,872)	(81)	27,168	—	17,215
Discontinued operations:
Operating income	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Gain/(loss) on sale of real estate assets, net	6,495	—	(3)	—	6,492
Net income/(loss)	(3,377)	(81)	27,165	—	23,707
Less: Net loss applicable to noncontrolling interest	—	—	3	—	3
Net income/(loss) applicable to Piedmont	$(3,377)	$(81)	$27,168	$—	$23,710

Condensed Consolidated Statements of Income
For the three months ended June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$14,661	$—	$97,860	$(754)	$111,767
Tenant reimbursements	3,753	—	19,409	(76)	23,086
Property management fee revenue	—	—	4,178	(3,724)	454
	18,414	—	121,447	(4,554)	135,307
Expenses:
Property operating costs	8,319	—	48,568	(4,595)	52,292
Depreciation	4,476	—	27,080	—	31,556
Amortization	941	—	16,461	—	17,402
Impairment loss on real estate assets	8,258	—	2,692	—	10,950
General and administrative	8,107	92	10,213	(10,096)	8,316
	30,101	92	105,014	(14,691)	120,516
Real estate operating income/(loss)	(11,687)	(92)	16,433	10,137	14,791
Other income (expense):
Interest expense	(12,170)	—	(6,666)	2,423	(16,413)
Other income/(expense)	1,735	282	365	(2,423)	(41)
Equity in income of unconsolidated joint ventures	110	—	—	—	110
	(10,325)	282	(6,301)	—	(16,344)
Income/(loss) from continuing operations	(22,012)	190	10,132	10,137	(1,553)
Discontinued operations:
Operating loss	—	—	(1)	—	(1)
Loss from discontinued operations	—	—	(1)	—	(1)
Gain on sale of real estate assets, net	29,966	—	43,869	—	73,835
Net income	7,954	190	54,000	10,137	72,281
Less: Net income applicable to noncontrolling interest	—	—	(3)	—	(3)
Net income applicable to Piedmont	$7,954	$190	$53,997	$10,137	$72,278

Condensed Consolidated Statements of Income
For the six months ended June 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$22,517	$—	$226,125	$(944)	$247,698
Tenant reimbursements	5,964	—	42,810	(230)	48,544
Property management fee revenue	—	—	9,201	(8,301)	900
	28,481	—	278,136	(9,475)	297,142
Expenses:
Property operating costs	11,655	—	108,983	(9,475)	111,163
Depreciation	6,744	—	54,083	—	60,827
Amortization	1,659	—	38,070	—	39,729
General and administrative	3,231	183	13,218	—	16,632
	23,289	183	214,354	(9,475)	228,351
Real estate operating income/(loss)	5,192	(183)	63,782	—	68,791
Other income (expense):
Interest expense	(29,254)	—	(14,514)	7,290	(36,478)
Other income/(expense)	4,469	—	2,759	(7,290)	(62)
Equity in income of unconsolidated joint ventures	118	—	—	—	118
	(24,667)	—	(11,755)	—	(36,422)
Income/(loss) from continuing operations	(19,475)	(183)	52,027	—	32,369
Discontinued operations:
Operating income	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Gain on sale of real estate assets, net	6,434	—	5	—	6,439
Net income/(loss)	(13,041)	(183)	52,032	—	38,808
Less: Net loss applicable to noncontrolling interest	—	—	6	—	6
Net income/(loss) applicable to Piedmont	$(13,041)	$(183)	$52,038	$—	$38,814

Condensed Consolidated Statements of Income
For the six months ended June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$30,127	$—	$197,896	$(1,518)	$226,505
Tenant reimbursements	7,026	—	38,980	(169)	45,837
Property management fee revenue	—	—	8,495	(7,518)	977
	37,153	—	245,371	(9,205)	273,319
Expenses:
Property operating costs	16,762	—	99,083	(9,274)	106,571
Depreciation	9,376	—	53,962	—	63,338
Amortization	1,991	—	33,217	—	35,208
Impairment loss of real estate assets	8,259	—	2,691	—	10,950
General and administrative	15,615	168	19,864	(19,558)	16,089
	52,003	168	208,817	(28,832)	232,156
Real estate operating income/(loss)	(14,850)	(168)	36,554	19,627	41,163
Other income (expense):
Interest expense	(24,360)	—	(13,404)	4,966	(32,798)
Other income/(expense)	4,400	282	537	(4,966)	253
Equity in income of unconsolidated joint ventures	225	—	—	—	225
	(19,735)	282	(12,867)	—	(32,320)
Net income/(loss)	(34,585)	114	23,687	19,627	8,843
Discontinued operations:
Operating loss	—	—	(1)	—	(1)
Loss from discontinued operations	—	—	(1)	—	(1)
Gain on sale of real estate assets, net	29,962	—	43,853	—	73,815
Net income/(loss)	(4,623)	114	67,539	19,627	82,657
Less: Net income applicable to noncontrolling interest	—	—	(7)	—	(7)
Net income/(loss) applicable to Piedmont	$(4,623)	$114	$67,532	$19,627	$82,650

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by/(Used in) Operating Activities	$(10,028)	$3,091	$118,599	$—	$111,662

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(757)	—	(57,563)	—	(58,320)
Net sales proceeds from wholly-owned properties	23,032	—	(9)	—	23,023
Investments in unconsolidated joint ventures	(284)	—	—	—	(284)
Deferred lease costs paid	(736)	—	(8,827)	—	(9,563)
Net cash provided by/(used in) investing activities	21,255	—	(66,399)	—	(45,144)
Cash Flows from Financing Activities:
Debt issuance costs paid	(102)	—	—	—	(102)
Proceeds from debt	147,000	—	—	—	147,000
Repayments of debt	(115,000)	—	(694)	—	(115,694)
Costs of issuance of common stock	—	(74)	—	—	(74)
Shares withheld to pay tax obligations related to employee stock compensation	—	(3,380)	—	—	(3,380)
(Distributions to)/repayments from affiliates	(41,618)	92,020	(50,402)	—	—
Dividends paid and discount on dividend reinvestments	—	(91,657)	(7)	—	(91,664)
Net cash used in financing activities	(9,720)	(3,091)	(51,103)	—	(63,914)
Net increase in cash and cash equivalents	1,507	—	1,097	—	2,604
Cash and cash equivalents, beginning of period	3,674	150	3,168	—	6,992
Cash and cash equivalents, end of period	$5,181	$150	$4,265	$—	$9,596

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by/(Used in) Operating Activities	$(14,105)	$3,075	$94,146	$19,628	$102,744

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(13,062)	—	(51,360)	—	(64,422)
Intercompany note receivable	—	—	9,600	(9,600)	—
Net sales proceeds from wholly-owned properties	108,550	—	93,140	—	201,690
Deferred lease costs paid	(1,712)	—	(4,554)	—	(6,266)
Net cash provided by/(used in) investing activities	93,776	—	46,826	(9,600)	131,002
Cash Flows from Financing Activities:
Debt issuance costs paid	(138)	—	—	—	(138)
Proceeds from debt	211,000	—	—	—	211,000
Repayments of debt	(232,000)	—	(125,597)	—	(357,597)
Intercompany note payable	(9,600)	—	—	9,600	—
Costs of issuance of common stock	—	(42)	—	—	(42)
Shares withheld to pay tax obligations related to employee stock compensation	—	(2,283)	—	—	(2,283)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(34,837)	68,259	(13,794)	(19,628)	—
Dividends paid and discount on dividend reinvestments	—	(61,066)	(9)	—	(61,075)
Net cash used in financing activities	(65,575)	(3,075)	(139,400)	(10,028)	(218,078)
Net increase in cash and cash equivalents	14,096	—	1,572	—	15,668
Cash and cash equivalents, beginning of period	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of period	$16,270	$150	$4,689	$—	$21,109

13.Subsequent Events

Third Quarter Dividend Declaration

On August 1, 2017, the Board of Directors of Piedmont declared dividends for the third quarter 2017 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 25, 2017. Such dividends are to be paid on September 15, 2017.

Dispositions

On July 5, 2017, Piedmont sold the Two Independence Square building, located at 300 E Street, S.W. in Washington. D.C., for approximately $360 million, or $593 per square foot. The 606,000 square foot, 9-story, office building is 100% leased and has served as the headquarters for the National Aeronautics and Space Administration since its construction.

On July 27, 2017, Piedmont sold the 8560 Upland Drive building in Englewood, Colorado. The building was the last property owned in the unconsolidated joint venture (Fund XIII and REIT Joint Venture). Piedmont's share of the purchase price was approximately $12.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2016.

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. Subsequent to the end of the second quarter, we sold the Two Independence Square building in Washington, D.C. The sale generated net sales proceeds of approximately $352 million, and we used $210 million of such proceeds to pay off the balance outstanding on our $500 Million Unsecured 2015 Line of Credit, as well as to prepay fully the $140 Million WDC Fixed-Rate Loans without penalty on August 1, 2017. As a result, as of the date of this filing, we have available the full capacity under our $500 million line of credit. From time to time, we may also seek additional secured or unsecured borrowings from third-party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2017 and 2016 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016

Capital expenditures for new development	$4,516	$7,782
Capital expenditures for redevelopment/renovations	634	5,030
Other capital expenditures, including tenant improvements	53,170	41,610
Total capital expenditures(1)	$58,320	$54,422

(1)
Of the total amounts paid, approximately $0.2 million and $3.0 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2017 and 2016, respectively.

"Capital expenditures for new development" relate to new office development projects. Expenditures during the six months ended June 30, 2017 pertained to 500 TownPark, a 134,000 square foot, 80% pre-leased, four-story office building that was placed into service during the period and is located adjacent to our existing 400 TownPark building in Lake Mary, Florida. During the six months ended June 30, 2016, our active development projects consisted of Enclave Place, our now-complete, 301,000 square foot, 11-story office tower in Houston, Texas, and the previously mentioned 500 TownPark building.

"Capital expenditures for redevelopment/renovations" during both the six months ended June 30, 2017 and 2016 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements and leasing commissions necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to Piedmont's existing lease portfolio total approximately $31.4 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $13.2 million as of June 30, 2017.

In addition to the amounts described above to which we have already committed as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during the six months ended June 30, 2017, we committed to spend approximately $3.53 and $1.58 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the six months ended June 30, 2016, we committed to spend approximately $3.02 and $1.26 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions of the particular office market at the times a given lease is negotiated and signed.

There are several other uses of capital that may arise as part of our ongoing operations. We expect to use capital to make repayments of our line of credit or other maturing debt obligations as they become due. After repaying the $140 Million WDC Fixed-Rate Loans (mentioned above) in August 2017, we have no other debt maturing until May of 2018. Additionally, subject to the identification and availability of attractive investment opportunities within our targeted sub-markets and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets could also be a significant use of capital. Finally, our Board of Directors has authorized a stock repurchase program, pursuant to which we may use capital resources to repurchase shares of our common stock from time to time.

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

Results of Operations

Overview

We recognized net income applicable to common stockholders of $0.16 per fully diluted share for the three months ended June 30, 2017, as compared with net income of $0.50 per fully diluted share for the three months ended June 30, 2016. The decrease was primarily due to approximately $6.5 million, or $0.04 per diluted share, in gain on sale of real estate assets recognized during the current period as compared with $73.8 million, or $0.51 per diluted share, of such gains in the prior period. Increased rental income in the current period associated with the commencement of new leases, new properties acquired during 2016, and the non-recurrence of impairment charges partially offset the decrease.

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2017	% of Revenues	June 30, 2016	% of Revenues	Variance
Revenue:
Rental income	$124.3		$111.8		$12.5
Tenant reimbursements	24.0		23.1		0.9
Property management fee revenue	0.4		0.4		—
Total revenues	148.7	100%	135.3	100%	13.4
Expense:
Property operating costs	55.8	38%	52.3	39%	3.5
Depreciation	30.1	20%	31.6	23%	(1.5)
Amortization	19.3	13%	17.4	13%	1.9
Impairment loss on real estate assets	—	—%	10.9	8%	(10.9)
General and administrative	8.0	5%	8.3	6%	(0.3)
Real estate operating income	35.5	24%	14.8	11%	20.7
Other income (expense):
Interest expense	(18.4)	12%	(16.4)	12%	(2.0)
Other income/(expense)	—	—%	(0.1)	—%	0.1
Equity in income of unconsolidated joint ventures	0.1	—%	0.1	—%	—
Income/(loss) from continuing operations	$17.2	12%	$(1.6)	1%	$18.8
Gain on sale of real estate assets, net	$6.5		$73.8		$(67.3)

Revenue

Rental income increased approximately $12.5 million for the three months ended June 30, 2017, as compared to the same period in the prior year. Approximately $6.5 million of the increase is attributable to new leases commencing during 2016 and 2017 across our portfolio, including a new lease at our recently constructed 500 TownPark building which became fully operational in 2017. Additionally, net transactional activity since January 1, 2016 contributed approximately $5.2 million to the increase. The remaining increase is primarily attributable to fees derived from Piedmont-initiated lease restructurings to provide space for new or expanding tenants.

Tenant reimbursements increased approximately $0.9 million for the three months ended June 30, 2017 as compared to the same period in the prior year. The variance was primarily attributable to increased office occupancy and the resulting increase in recoverable operating expenses and, to a lesser extent, the expiration of operating expense abatements for certain of our tenants. The above increases in reimbursement income were partially offset by a $0.6 million decrease due to net transactional activity since April 1, 2016.

Expense

Property operating costs increased approximately $3.5 million for the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to increased office occupancy and the resulting increase in recoverable property tax expense ($1.2 million), repairs and maintenance ($0.6 million), and utilities ($0.4 million). Further, net transactional activity since January 1, 2016 contributed approximately $1.3 million to the increase.

Depreciation expense decreased approximately $1.5 million for the three months ended June 30, 2017 compared to the same period in the prior year. We recognized a decrease of $2.2 million due to the reclassification of our Two Independence Square building as real assets held-for-sale in February 2017. At the time the property was reclassified, depreciation was suspended on the asset.

This decrease was offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2016.

Amortization expense increased approximately $1.9 million for the three months ended June 30, 2017 compared to the same period in the prior year. Of the total variance, approximately $4.1 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2016. This increase was partially offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to April 1, 2016.

During the three months ended June 30, 2016, we recognized impairment charges related to our 150 West Jefferson building in Detroit, Michigan, and our 9221 Corporate Boulevard building in Rockville, Maryland totaling approximately $10.9 million (see Note 7).

General and administrative expenses decreased approximately $0.3 million for the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to decreased accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense increased approximately $2.0 million for the three months ended June 30, 2017 as compared to the same period in the prior year. The variance is primarily attributable to a net increase in our average debt outstanding. Additionally, approximately $0.7 million of the increase is due to a reduction in the amount of capitalized interest as three recently completed development projects were placed in service during the first quarter 2017.

Comparison of the accompanying consolidated statements of income for the six months ended June 30, 2017 versus the six months ended June 30, 2016

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2017	% of Revenues	June 30, 2016	% of Revenues	Variance
Revenue:
Rental income	$247.7		$226.5		$21.2
Tenant reimbursements	48.5		45.8		2.7
Property management fee revenue	0.9		1.0		(0.1)
Total revenues	297.1	100%	273.3	100%	23.8
Expense:
Property operating costs	111.2	38%	106.6	39%	4.6
Depreciation	60.8	20%	63.3	23%	(2.5)
Amortization	39.7	13%	35.2	13%	4.5
Impairment loss on real estate assets	—	—%	10.9	4%	(10.9)
General and administrative	16.6	6%	16.1	6%	0.5
Real estate operating income	68.8	23%	41.2	15%	27.6
Other income (expense):
Interest expense	(36.5)	12%	(32.8)	12%	(3.7)
Other income/(expense)	—	—%	0.2	—%	(0.2)
Equity in income of unconsolidated joint ventures	0.1	—%	0.2	—%	(0.1)
Income from continuing operations	$32.4	11%	$8.8	3%	$23.6
Gain on sale of real estate assets, net	$6.4		$73.8		$(67.4)

Revenue

Rental income increased approximately $21.2 million for the six months ended June 30, 2017 as compared to the same period in the prior year. Approximately $12.6 million of the increase is attributable to new leases commencing during 2016 and 2017 across our portfolio. Additionally, net transactional activity since January 1, 2016 contributed approximately $7.0 million of the increase. The remaining increase is primarily attributable to fees derived from Piedmont-initiated lease restructurings to provide space for new or expanding tenants.

Tenant reimbursements increased approximately $2.7 million for the six months ended June 30, 2017 as compared to the same period in the prior year. The variance was primarily attributable to increased office occupancy and the resulting increase in recoverable operating expenses and, to a lesser extent, the expiration of operating expense abatements for certain of our tenants. In addition, tenant reimbursements for the six months ended June 30, 2017 includes the settlement receipt of approximately $0.6 million of prior period reimbursements as a result of a recent favorable court ruling on a tenant dispute. The above increases in reimbursement income were partially offset by a $1.1 million decrease due to net transactional activity during 2016.

Expense

Property operating costs increased approximately $4.6 million for the six months ended June 30, 2017 as compared to the same period in the prior year, primarily due to increased office occupancy and the resulting increase in recoverable property tax expense ($2.0 million), repairs and maintenance ($1.2 million) and tenant requested services ($0.4 million). Further, net transactional activity since January 1, 2016 contributed approximately $0.9 million to the increase.

Depreciation expense decreased approximately $2.5 million for the six months ended June 30, 2017 as compared to the same period in the prior year. Approximately $3.6 million of the decrease was due to the reclassification of our Two Independence Square building to assets held-for-sale in February 2017. At the time the property was reclassified, depreciation was suspended on the asset. Additionally, approximately $1.7 million of the decrease was attributable to net transactional activity during 2016. These decreases were offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2016.

Amortization expense increased approximately $4.5 million for the six months ended June 30, 2017 as compared to the same period in the prior year. Of the total variance, approximately $8.5 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2016. Increases in expense as a result of accelerated amortization for lease terminations/modifications of approximately $0.7 million also contributed to the variance. These increases were offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2016.

During the six months ended June 30, 2016, we recognized impairment charges related to our 150 West Jefferson building and our 9221 Corporate Boulevard building totaling approximately $10.9 million (see Note 7).

General and administrative expenses increased approximately $0.5 million for the six months ended June 30, 2017 as compared to the same period in the prior year, primarily due to higher legal and stockholder communication costs.

Other Income (Expense)

Interest expense increased approximately $3.7 million for the six months ended June 30, 2017 as compared to the same period in the prior year. Approximately $1.8 million of the increase is due to placing our development projects into service in 2017, which causes associated interest to be expensed rather than be capitalized as part of the development. The remainder of the variance is due to a net increase in our average debt outstanding.

Other income/(expense) decreased approximately $0.2 million for the six months ended June 30, 2017 as compared to the same period in the prior year. The variance is primarily attributable to the sale of solar energy credits during the prior year that has not been repeated in 2017.

Funds From Operations (“FFO”), Core FFO, and Adjusted Funds from Operations (“AFFO”)

Net income calculated in accordance with U.S. generally accepted accounting principles ("GAAP") is the starting point for calculating FFO, Core FFO, and AFFO. These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the additive use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2017	Per Share(1)	June 30, 2016	Per Share(1)	June 30, 2017	Per Share(1)	June 30, 2016	Per Share(1)
GAAP net income applicable to common stock	$23,710	$0.16	$72,278	$0.50	$38,814	$0.27	$82,650	$0.57
Depreciation of real estate assets(2)	29,932	0.21	31,442	0.21	60,561	0.41	63,081	0.43
Amortization of lease-related costs(2)	19,315	0.13	17,418	0.12	39,721	0.27	35,240	0.24
Impairment loss on real estate assets	—	—	10,950	0.08	—	—	10,950	0.08
Gain on sale - wholly-owned properties, net	(6,492)	(0.04)	(73,835)	(0.51)	(6,439)	(0.04)	(73,815)	(0.51)
NAREIT Funds From Operations applicable to common stock	$66,465	$0.46	$58,253	$0.40	$132,657	$0.91	$118,106	$0.81
Adjustments:
Acquisition costs	—	—	5	—	6	—	17	—
Core Funds From Operations applicable to common stock	$66,465	$0.46	$58,258	$0.40	$132,663	$0.91	$118,123	$0.81
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on debt	628		643		1,258		1,290
Depreciation of non real estate assets	184		175		379		379
Straight-line effects of lease revenue (2)	(6,634)		(3,127)		(12,337)		(10,975)
Stock-based and other non-cash compensation	911		1,477		2,952		3,405
Net effect of amortization of above and below-market in-place lease intangibles	(1,611)		(1,290)		(3,170)		(2,528)
Acquisition costs	—		(5)		(6)		(17)
Non-incremental capital expenditures (3)	(9,073)		(6,455)		(16,745)		(16,451)
Adjusted Funds From Operations applicable to common stock	$50,870		$49,676		$104,994		$93,226
Weighted-average shares outstanding – diluted	145,813		145,699		145,780		145,765

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2017 and 2016, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income applicable to Piedmont (GAAP basis)	$23,710	$72,278	$23,710	$72,278

Net income/(loss) applicable to noncontrolling interest	(3)	3	(3)	3
Interest expense	18,421	16,413	18,421	16,413
Depreciation (1)	30,116	31,617	30,116	31,617
Amortization (1)	19,315	17,418	19,315	17,418
Acquisition costs	—	5	—	5
Impairment loss on real estate assets (1)	—	10,950	—	10,950
Loss from casualty events	(26)	—	(26)	—
Gain on sale of real estate assets, net (1)	(6,492)	(73,835)	(6,492)	(73,835)
General & administrative expenses(1)	8,059	8,351	8,059	8,351
Management fee revenue	(168)	(224)	(168)	(224)
Other (income)/expense(1)	(12)	543	(12)	543
Straight-line rent effects of lease revenue(1)	(6,634)	(3,127)
Amortization of lease-related intangibles(1)	(1,611)	(1,290)

Property NOI	$84,675	$79,102	$92,920	$83,519

Net operating loss/(income) from:
Acquisitions(2)	(3,317)	—	(7,061)	—
Dispositions(3)	(128)	(4,412)	(81)	(4,528)
Other investments(4)	384	52	(657)	(118)

Same Store NOI	$81,614	$74,742	$85,121	$78,873

Change period over period in Same Store NOI	9.2%	N/A	7.9%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; and 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016.

(3)
Dispositions consist of 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016; 11695 Johns Creek Parkway in Johns Creek, Georgia, sold on December 22, 2016; Braker Pointe III in Austin, Texas, sold on December 29, 2016; and Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017.

(4)
Other investments consist of our investments in unconsolidated joint ventures, active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 3100 Clarendon Boulevard in Arlington, Virginia, Enclave Place in Houston, Texas, and 500 TownPark in Lake Mary, Florida, are included in this line item.

The following table sets forth a reconciliation from Net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income applicable to Piedmont (GAAP basis)	$38,814	$82,650	$38,814	$82,650

Net income/(loss) applicable to noncontrolling interest	(6)	7	(6)	7
Interest expense	36,478	32,798	36,478	32,798
Depreciation (1)	60,940	63,460	60,940	63,460
Amortization (1)	39,721	35,240	39,721	35,240
Acquisition costs	6	17	6	17
Impairment loss on real estate assets (1)	—	10,950	—	10,950
Loss from casualty events	32	—	32	—
Gain on sale of real estate assets, net (1)	(6,439)	(73,815)	(6,439)	(73,815)
General & administrative expenses(1)	16,660	16,128	16,660	16,128
Management fee revenue	(484)	(515)	(484)	(515)
Other (income)/expense(1)	25	236	25	236
Straight-line rent effects of lease revenue(1)	(12,337)	(10,975)
Amortization of lease-related intangibles(1)	(3,170)	(2,528)

Property NOI	$170,240	$153,653	$185,747	$167,156

Net operating loss/(income) from:
Acquisitions(2)	(8,084)	—	(14,115)	—
Dispositions(3)	(764)	(10,052)	(662)	(10,660)
Other investments(4)	664	(19)	(1,043)	(212)

Same Store NOI	$162,056	$143,582	$169,927	$156,284

Change period over period in Same Store NOI	12.9%	N/A	8.7%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; and 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016.

(3)
Dispositions consist of 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016; 11695 Johns Creek Parkway in Johns Creek, Georgia, sold on December 22, 2016; Braker Pointe III in Austin, Texas, sold on December 29, 2016; and Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017.

(4)
Other investments consist of our investments in unconsolidated joint ventures, active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 3100 Clarendon Boulevard in Arlington, Virginia, Enclave Place in Houston, Texas, and 500 TownPark in Lake Mary, Florida, are included in this line item.

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the U.S. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 22,000 square feet with 6.7 years of lease term remaining as of June 30, 2017. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Excluding one property owned through an unconsolidated joint venture, our current in-service portfolio of 67 office properties was 91.0% leased as of June 30, 2017, down slightly from 91.4% leased as of June 30, 2016, primarily as a result of placing three development/re-development properties totaling 700,000 square feet in service during the current year. As of June 30, 2017, scheduled lease expirations for the portfolio as a whole for the remainder of 2017 and 2018 were 3.7% and 7.4%, respectively, of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of various occupancy levels in our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months from the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2017, we had approximately 238,000 square feet of executed leases related to vacant space that had not yet commenced and approximately 1.3 million square feet of commenced leases that were still in some form of abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs can also negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis.

Same Store NOI increased 9.2% and 7.9% on a cash and accrual basis, respectively, during the three months ended June 30, 2017 and 12.9% and 8.7% on a cash and accrual basis, respectively, during the six months ended June 30, 2017, as compared to the same periods in the prior year. These increases are primarily the result of lease commencements (accrual basis) and the expiration of rental abatements associated with new leases (cash basis). In addition, Same Store NOI on both an accrual and cash basis were favorably impacted by the receipt of one-time restructuring fees and the recovery of prior year reimbursement income as a result of the resolution of a tenant dispute during the six months ended June 30, 2017. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2017, our off-balance sheet arrangements consist of one investment in an unconsolidated joint venture and operating lease obligations related to a ground lease at one of our properties. The unconsolidated joint venture in which we hold an investment is prohibited by its governing documents from incurring debt. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, we record the relative fair value of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the process noted above that there are no issues of impairment related to our goodwill as of June 30, 2017.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. When Piedmont settles forward starting swap agreements for gains/losses, the result is recorded as accumulated other comprehensive income and is amortized as an offset/increase to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). All of our interest rate derivative agreements as of June 30, 2017 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10, Accounting Standards Update 2016-12, and Accounting Standards Update 2016-20 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Steps 1 through 5 involve (i) identifying contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue as an entity satisfies a performance obligation. The revenues impacted by the Revenue Recognition Amendments include a portion of our tenant reimbursement revenues and property management fee revenues. Lease contracts and reimbursement revenues associated with property taxes and insurance are specifically excluded from the Revenue Recognition Amendments. The Revenue Recognition Amendments are effective in the first quarter of 2018 for us. Management has substantially completed its initial assessment of the impact of adoption of the Revenue Recognition Amendments. Approximately 90% of our total revenues are derived from either long-term leases with our tenants or reimbursement of property tax and insurance expenses, which are excluded from the scope of the Revenue Recognition Amendments. In addition, based on management's assessment to date, we do not expect the timing of the recognition of reimbursement revenue and revenue from management agreements to change as a result of the new guidance, though certain classifications will change between rental revenue and tenant reimbursements. Finally, management has determined, and the FASB has confirmed, that the evaluation of non-lease components under the new Revenue Recognition Amendments will not be effective until Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") becomes effective (see further discussion below), which will be first quarter of 2019 for us. As a result, although management continues to evaluate the guidance and disclosures required by the Revenue Recognition Amendments, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets. ASU 2017-05 is effective concurrent with the Revenue Recognition Amendments (detailed above), which will be the first quarter of 2018 for us. Although management continues to evaluate the guidance and disclosures required by ASU 2017-05, we do not anticipate a material change in how we recognize the disposition of real estate in our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. The amendments in ASU 2016-01 are effective in the first quarter of 2018, and we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require entities to show changes in restricted cash and cash equivalents in addition to cash and cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between restricted and unrestricted cash in the statement of cash flows. Disclosures are required to reconcile the amount presented on the statement of cash flows to the balance sheet, as well as disclosing the nature of restriction on the restricted cash balances. ASU 2016-18 is effective for us in the first quarter of 2018, with early adoption permitted. We do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued ASU 2016-02, which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis; however, ASU 2016-02 defines certain tenant reimbursements as non-lease components which will be subject to the guidance under ASU 2014-09. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and we are currently evaluating the potential impact of adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three and six months ended June 30, 2017.

Contractual Obligations
Our contractual obligations as of June 30, 2017 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Long-term debt (1)	$2,061,132	$310,858	(2)	$812,029	(3)(4)(5)(6)	$28,245	$910,000
Operating lease obligations (7)	2,858	93		186		187	2,392
Total	$2,063,990	$310,951		$812,215		$28,432	$912,392

(1)
Amounts include principal payments only and balances outstanding as of June 30, 2017, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $36.0 million during the six months ended June 30, 2017, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 3 of our accompanying consolidated financial statements.

(2)	Subsequent to June 30, 2017, Piedmont utilized its prepayment option and fully repaid the $140 Million WDC Fixed-Rate Loans without penalty.

(3)	Subsequent to June 30, 2017, Piedmont repaid the entire balance of the $500 Million Unsecured 2015 Line of Credit.

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

(6)
Includes the balance outstanding as of June 30, 2017 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(7)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of June 30, 2017 are presented above.

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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $2.1 billion and $2.0 billion as of June 30, 2017 and December 31, 2016, respectively. Our interest rate swap agreements in place at June 30, 2017 and December 31, 2016 carried a notional amount totaling $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89%.

As of June 30, 2017, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.77% per annum with expirations ranging from 2017 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of June 30, 2017, we had $210.0 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum (based on our current corporate credit rating) or the prime rate, at our discretion. As of June 30, 2017, the weighted-average interest rate for all of the draws outstanding on our $500 Million Unsecured 2015 Line of Credit was 2.14%. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating), which, as of June 30, 2017, results in a total interest rate of 2.29%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2017 would increase interest expense approximately $3.8 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

As disclosed in Item 9A of Piedmont's Amended Annual Report on Form 10-K/A for the year ended December 31, 2016 filed on May 8, 2017, in conjunction with the preparation of our quarterly report on Form 10-Q for the three months ended March 31, 2017, management became aware of a material weakness in internal control over financial reporting. The specific material weakness related to the misapplication of ASC 350-20-40-2, specifically, the allocation of a portion of our goodwill associated with our purchase of two property management companies to the carrying amount of assets sold or held for sale that met the definition of a "business" when determining the gain or loss on sale to be recognized for sold assets or the amount, if any, of impairment losses to be recognized for assets held for sale. We adopted the amended definition of a business described in ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business on a prospective basis on October 1, 2016. As a result of the revised definition of a business, individual assets are no longer considered a “business” as defined by GAAP. Accordingly, portions of the goodwill balance will no longer be allocated to individual assets that do not qualify as a “business” when they are sold.

Upon learning of this material weakness, management took immediate remedial action. Management initiated controls over the proper application of GAAP in accounting for goodwill related to the disposal of assets and in allocating goodwill to held for sale assets to determine the amount, if any, for impairment charges. Management also strengthened our controls around the application of ASC 350-20-40-2 and the adoption of any new accounting standards by preparing formal written memos for every new standard that is applicable to us as opposed to the more material ones as we have historically done. Management believes that it has fully remediated this material weakness as of June 30, 2017.

Except as noted in the preceding paragraph, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no known material changes from the risk factors previously disclosed in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2017.

(b)	Not applicable.

(c)
During the three months ended June 30, 2017, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended June 30, 2017 are as follows:

Period	Total Number of Shares Purchased (in 000’s) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
April 1, 2017 to April 30, 2017	—	$—	—	$70,238
May 1, 2017 to May 31, 2017	—	$—	—	$250,000
June 1, 2017 to June 30, 2017	56	$21.03	—	$250,000	(2)
Total	56	$21.03	—

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

(2)
Amounts available for purchase relate only to our stock repurchase plan, which was authorized on May 2, 2017. Our Board of Directors authorized the repurchase of up to $250 million of shares of our common stock pursuant to the stock repurchase plan between May 2, 2017 and May 2, 2019. The share repurchase plan is separate from shares purchased for DRP issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2017 Form 10-Q of Piedmont Office Realty Trust, Inc. attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 2, 2017	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
TO
SECOND QUARTER 2017
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

3.4
Articles Supplementary to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 14, 2016)

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017)

10.1*	Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017

10.2*	Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Donald A. Miller, CFA, Principal Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert E. Bowers, Principal Financial Officer of the Company

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