Form 10-Q
period 2017-09-30
Piedmont Office Realty Trust, Inc.
filed 2017-11-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 31, 2017:
144,371,942 shares

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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with our unconsolidated joint venture property (sold on July 27, 2017) and development/re-development properties, if any.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2016. Piedmont’s results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$614,934	$617,138
Buildings and improvements, less accumulated depreciation of $926,105 and $856,254 as of September 30, 2017 and December 31, 2016, respectively	2,723,163	2,754,106
Intangible lease assets, less accumulated amortization of $93,265 and $109,152 as of September 30, 2017 and December 31, 2016, respectively	78,700	99,695
Construction in progress	8,957	34,814
Real estate assets held for sale, net	—	225,939
Total real estate assets	3,425,754	3,731,692
Investments in and amounts due from unconsolidated joint ventures	49	7,360
Cash and cash equivalents	36,108	6,992
Tenant receivables, net of allowance for doubtful accounts of $535 and $197 as of September 30, 2017 and December 31, 2016, respectively	12,802	26,494
Straight-line rent receivables	182,609	163,789
Restricted cash and escrows	1,260	1,212
Prepaid expenses and other assets	28,232	23,201
Goodwill	98,918	98,918
Interest rate swaps	34	—
Deferred lease costs, less accumulated amortization of $189,469 and $175,643 as of September 30, 2017 and December 31, 2016, respectively	274,884	298,695
Other assets held for sale, net	—	9,815
Total assets	$4,060,650	$4,368,168
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $8,337 and $10,269 as of September 30, 2017 and December 31, 2016, respectively	$1,511,663	$1,687,731
Secured debt, net of premiums and unamortized debt issuance costs of $1,020 and $1,161 as of September 30, 2017 and December 31, 2016, respectively	191,923	332,744
Accounts payable, accrued expenses, and accrued capital expenditures	108,120	165,410
Deferred income	29,970	28,406
Intangible lease liabilities, less accumulated amortization of $54,637 and $49,225 as of September 30, 2017 and December 31, 2016, respectively	41,064	48,005
Interest rate swaps	3,915	8,169
Total liabilities	1,886,655	2,270,465
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2017 or December 31, 2016	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2017 or December 31, 2016	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 145,294,845 and 145,235,313 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,453	1,452
Additional paid-in capital	3,676,706	3,673,128
Cumulative distributions in excess of earnings	(1,511,428)	(1,580,863)
Other comprehensive income	5,400	2,104
Piedmont stockholders’ equity	2,172,131	2,095,821
Noncontrolling interest	1,864	1,882
Total stockholders’ equity	2,173,995	2,097,703
Total liabilities and stockholders’ equity	$4,060,650	$4,368,168
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$113,350	$113,821	$361,048	$340,326
Tenant reimbursements	23,796	24,163	72,340	70,000
Property management fee revenue	441	501	1,341	1,478
	137,587	138,485	434,729	411,804
Expenses:
Property operating costs	54,090	54,867	165,253	161,438
Depreciation	30,000	31,610	90,827	94,948
Amortization	18,123	18,640	57,852	53,848
Impairment loss on real estate assets	—	22,951	—	33,901
General and administrative	6,618	7,429	23,250	23,518
	108,831	135,497	337,182	367,653
Real estate operating income	28,756	2,988	97,547	44,151
Other income (expense):
Interest expense	(16,183)	(15,496)	(52,661)	(48,294)
Other income/(expense)	290	(720)	228	(467)
Net recoveries from casualty events	—	34	—	34
Equity in income of unconsolidated joint ventures	3,754	129	3,872	354
	(12,139)	(16,053)	(48,561)	(48,373)
Income/(loss) from continuing operations	16,617	(13,065)	48,986	(4,222)
Discontinued operations:
Operating income	—	1	—	—
Income from discontinued operations	—	1	—	—
Gain/(loss) on sale of real estate assets, net	109,512	(57)	115,951	73,758
Net income/(loss)	126,129	(13,121)	164,937	69,536
Plus: Net income applicable to noncontrolling interest	4	14	10	7
Net income/(loss) applicable to Piedmont	$126,133	$(13,107)	$164,947	$69,543
Per share information – basic and diluted:
Income/(loss) from continuing operations and gain/(loss) on sale of real estate assets	$0.87	$(0.09)	$1.13	$0.48
Income from discontinued operations	—	—	—	—
Net income applicable to common stockholders	$0.87	$(0.09)	$1.13	$0.48
Weighted-average common shares outstanding – basic	145,415,678	145,231,160	145,372,182	145,228,755
Weighted-average common shares outstanding – diluted	145,719,431	145,669,237	145,679,582	145,601,026
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016

Net income/(loss) applicable to Piedmont		$126,133		$(13,107)		$164,947		$69,543
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	175		2,847		307		(12,182)
Plus: Reclassification of previously recorded loss included in net income (See Note 5)	653		1,045		2,936		3,291
Gain on investment in available for sale securities	25		7		53		19
Other comprehensive income/(loss)		853		3,899		3,296		(8,872)
Comprehensive income/(loss) applicable to Piedmont		$126,986		$(9,208)		$168,243		$60,671

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	145,512	$1,455	$3,669,977	$(1,550,698)	$1,661	$1,025	$2,123,420
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net income applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	99,732	—	—	99,732
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016	145,235	1,452	3,673,128	(1,580,863)	2,104	1,882	2,097,703
Share repurchases as part of an announced plan	(195)	(2)		(3,893)			(3,895)
Offering costs			(97)				(97)
Dividends to common stockholders ($0.63 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested			(79)	(91,619)		(8)	(91,706)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	255	3	3,754				3,757
Net income applicable to noncontrolling interest						(10)	(10)
Net income applicable to Piedmont				164,947			164,947
Other comprehensive income					3,296		3,296
Balance, September 30, 2017	145,295	$1,453	$3,676,706	$(1,511,428)	$5,400	$1,864	$2,173,995

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$164,937	$69,536
Operating distributions received from unconsolidated joint ventures	—	579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,827	94,948
Amortization of debt issuance costs	1,214	1,264
Other amortization	57,146	53,325
Impairment loss on real estate assets	—	33,901
Stock compensation expense	6,657	7,630
Equity in income of unconsolidated joint ventures	(3,872)	(354)
Gain on sale of real estate assets, net	(115,951)	(73,758)
Changes in assets and liabilities:
Decrease in tenant and straight-line rent receivables, net	(15,040)	(17,393)
(Increase)/decrease in restricted cash and escrows	(656)	3,451
Increase in prepaid expenses and other assets	(4,580)	(3,429)
(Decrease)/increase in accounts payable and accrued expenses	(5,863)	307
Decrease in deferred income	1,513	2,029
Net cash provided by operating activities	176,332	172,036
Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles, and cash held in escrow for acquisitions	—	(66,900)
Capitalized expenditures, net of accruals	(65,407)	(88,391)
Investment in consolidated joint venture	—	(165,848)
Net sales proceeds from wholly-owned properties	375,199	304,902
Net sales proceeds from unconsolidated joint ventures	12,334	—
Investments in unconsolidated joint ventures	(1,162)	—
Deferred lease costs paid	(19,419)	(15,345)
Net cash provided by/(used in) investing activities	301,545	(31,582)
Cash Flows from Financing Activities:
Debt issuance costs paid	(101)	(212)
Proceeds from debt	147,000	552,000
Repayments of debt	(466,046)	(589,532)
Costs of issuance of common stock	(97)	(239)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,385)	(2,328)
Repurchases of common stock as part of announced plan	(3,895)	(7,943)
Dividends paid and discount on dividend reinvestments	(122,237)	(91,609)
Net cash used in financing activities	(448,761)	(139,863)
Net increase in cash and cash equivalents	29,116	591
Cash and cash equivalents, beginning of period	6,992	5,441
Cash and cash equivalents, end of period	$36,108	$6,032

Supplemental Disclosures of Significant Noncash Investing and Financing Activities:
Accrued dividends and discount on dividend reinvestments	$(30,531)	$—
Accrued capital expenditures and deferred lease costs	$8,590	$24,624
Investment in consolidated joint venture	$63,026	$—

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

1.Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, management, and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through consolidated joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of September 30, 2017, Piedmont owned 66 in-service office properties. Piedmont's total consolidated portfolio consists of approximately 19 million square feet of primarily Class A commercial office space, and was 89.2% leased as of September 30, 2017. As of September 30, 2017, approximately 88% of Piedmont's ALR was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Reclassifications

Certain prior period amounts presented in Piedmont's Amended Annual Report on Form 10-K/A for the year ended December 31, 2016 have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to the Two Independence Square building, located in Washington, D.C., which was first classified as held for sale as of March 31, 2017, and was sold on July 5, 2017. Applicable balances related to the same asset remain classified as held for sale as of December 31, 2016.

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

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets. ASU 2017-05 is effective concurrent with the Revenue Recognition Amendments (detailed above), which will be the first quarter of 2018 for Piedmont. Although management continues to evaluate the guidance and disclosures required by ASU 2017-05, Piedmont does not anticipate a material change in how it recognizes, measures, and classifies the gain or loss on the disposition of real estate in its consolidated financial statements as a result of adoption.

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

3.Debt

During the three months ended September 30, 2017, Piedmont fully repaid the $140 Million WDC Fixed-Rate Loans prior to the maturity date without penalty and repaid the outstanding balance of the $500 Million Unsecured 2015 Line of Credit, using a portion of the net proceeds from the sale of the Two Independence Square building (see Note 9).

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2017 and December 31, 2016 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2017	December 31, 2016
Secured (Fixed)
$140 Million WDC Fixed-Rate Loans	5.76%	5.76%		11/1/2017		$—	$140,000
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		30,903	31,583
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						1,020	1,161
Subtotal/Weighted Average (5)	3.82%					191,923	332,744
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan (6)	LIBOR + 1.125%	2.37%		5/15/2018		170,000	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	(7)	1/31/2019		300,000	300,000
$500 Million Unsecured 2015 Line of Credit (6)	LIBOR + 1.00%	—%		6/18/2019	(8)	—	178,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	(7)	1/15/2020		300,000	300,000
$350 Million Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
Discounts and unamortized debt issuance costs						(8,337)	(10,269)
Subtotal/Weighted Average (5)	3.43%					1,511,663	1,687,731
Total/Weighted Average (5)	3.47%					$1,703,586	$2,020,475

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of September 30, 2017 and December 31, 2016 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates in the table as of September 30, 2017.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)
Facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of Piedmont's credit rating, the rate shown as the effective rate.

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $18.0 million and $18.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $54.0 million and $53.2 million for the nine months ended September 30, 2017 and 2016, respectively. Also, Piedmont capitalized interest of approximately $37,000 and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $0.2 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of September 30, 2017.

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
A summary of Piedmont’s interests in, and consolidation treatment of, its VIEs and their related carrying values as of September 30, 2017 and December 31, 2016 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity		Related Building	Consolidated/ Unconsolidated	Net Carrying Amount as of September 30, 2017	Net Carrying Amount as of December 31, 2016	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	98.6%	(1)	1201 Eye Street	Consolidated	$82.1	$(6.7)
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	98.1%	(1)	1225 Eye Street	Consolidated	$66.2	$9.9
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%		500 W. Monroe	Consolidated	$265.2	$262.4
The Omnibus Agreement with the previous owner includes equity participation rights for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

(1) During the three months ended September 30, 2017, Piedmont repaid a $140 million mortgage secured by the 1201 and 1225 Eye Street properties located in Washington, D.C., and recapitalized the 1201 and 1225 Eye Street N.W. Associates, LLCs, increasing Piedmont's ownership from 49.5% in each of the LLCs to the amounts stated above.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of September 30, 2017, Piedmont was party to various interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balances of the $300 Million Unsecured 2011 Term Loan and the $300 Million Unsecured 2013 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 27 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2017 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2017 and December 31, 2016, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2017	December 31, 2016
Gross derivative assets	$34	$—
Gross derivative liabilities	(3,915)	(8,169)
Net derivative asset/(liability)	$(3,881)	$(8,169)

The effective portion of Piedmont's interest rate derivatives, including the gain/(loss) on previously settled forward swaps, that was recorded in the accompanying consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Amount of gain/(loss) recognized in OCI	$175	$2,847	$307	$(12,182)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$653	$1,045	$2,936	$3,291

Piedmont estimates that approximately $1.2 million will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months. Piedmont recognized no loss related to hedge ineffectiveness of its cash flow hedges during the three and nine months ended September 30, 2017 and 2016, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $4.0 million as of September 30, 2017. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2017 and December 31, 2016, respectively (in thousands):

	September 30, 2017			December 31, 2016
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$36,108	$36,108	Level 1	$6,992	$6,992	Level 1
Tenant receivables, net(1)	$12,802	$12,802	Level 1	$26,494	$26,494	Level 1
Restricted cash and escrows(1)	$1,260	$1,260	Level 1	$1,212	$1,212	Level 1
Interest rate swaps	$34	$34	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$13,465	$13,465	Level 1	$44,733	$44,733	Level 1
Interest rate swaps	$3,915	$3,915	Level 2	$8,169	$8,169	Level 2
Debt, net	$1,703,586	$1,731,584	Level 2	$2,020,475	$2,027,436	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2017 and December 31, 2016; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap and forward starting interest rate swap agreements presented above, and further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2017 and December 31, 2016. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2017 and December 31, 2016, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7.Impairment Loss on Real Estate Assets

Piedmont recorded impairment loss on real estate assets for the three and nine months ended September 30, 2017 and 2016, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
150 West Jefferson(1)	$—	$—	$—	$8,258
9221 Corporate Boulevard (2)	—	—	—	2,692
9200 and 9211 Corporate Boulevard(3)	—	22,951	—	22,951
Total impairment loss on real estate assets(4)	$—	$22,951	$—	$33,901

(1)	Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset and the anticipated contract sales price, less estimated selling costs.

(2)
Piedmont, using a probability-weighted model heavily weighted towards the short-term sale of the 9221 Corporate Boulevard building in Rockville, Maryland, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.7 million during the nine months ended September 30, 2016 calculated as the difference between the carrying value of the asset and the anticipated contract sales price, less estimated selling costs.

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

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of September 30, 2017, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $32.1 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of September 30, 2017, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $15.2 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0 of such reductions in reimbursement revenues related to such tenant audits/disputes during the nine months ended September 30, 2017 and 2016, respectively.

9.    Property Dispositions and Assets Held for Sale

Properties sold during the nine months ended September 30, 2017 and 2016 did not meet the criteria to be reported as discontinued operations. The operational results for these properties prior to their sale dates are presented as continuing operations in the accompanying consolidated statements of income, and the gain/(loss) on sale is presented separately on the face of the income statement. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale	Net Sales Proceeds
1055 East Colorado Boulevard	Pasadena, California	April 21, 2016	$29,461	$60,076
Fairway Center II	Brea, California	April 28, 2016	$14,405	$33,062
1901 Main Street	Irvine, California	May 2, 2016	$29,964	$63,149
9221 Corporate Boulevard	Rockville, Maryland	July 27, 2016	$(192)	$12,035
150 West Jefferson	Detroit, Michigan	July 29, 2016	$(680)	$77,827
9200 and 9211 Corporate Boulevard	Rockville, Maryland	September 28, 2016	$(41)	$12,518
Sarasota Commerce Center II	Sarasota, Florida	June 16, 2017	$6,493	$23,090
Two Independence Square	Washington, D.C.	July 5, 2017	$109,516	$352,180

Sale of the 8560 Upland Drive building

During the three months ended September 30, 2017, Piedmont sold its 72% interest in the 8560 Upland Drive building in Denver, Colorado for approximately $12.7 million which resulted in net sales proceeds of $12.3 million and a gain on sale of approximately $3.7 million, which is included in income from unconsolidated joint ventures in the accompanying consolidated statements of income.

Assets Held for Sale

In February 2017, Piedmont reclassified the Two Independence Square building from real estate assets held for use to real estate assets held for sale as a result of entering into a binding agreement to sell the property. The sale of the Two Independence Square building closed on July 5, 2017. Details of assets held for sale as of September 30, 2017 and December 31, 2016 are presented below (in thousands):

	September 30, 2017	December 31, 2016
Real estate assets held for sale, net:
Land	$—	$52,710
Building and improvements, less accumulated depreciation of $0 and $88,319 as of September 30, 2017 and December 31, 2016, respectively	—	173,218
Construction in progress	—	11
Total real estate assets held for sale, net	$—	$225,939

Other assets held for sale, net:
Straight-line rent receivables	$—	$2,059
Prepaid expenses and other assets	—	454
Deferred lease costs, less accumulated amortization of $0 and $2,825 as of September 30, 2017 and December 31, 2016, respectively	—	7,302
Total other assets held for sale, net	$—	$9,815

10.Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock awards to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain employees' long-term equity incentive program is split equally between the time-vested awards described above and a multi-year performance share program whereby awards may be earned based upon Piedmont's total stockholder return ("TSR") relative to a peer group's TSR. The peer group is predetermined by the Board of Directors. Any shares earned are awarded at the end of the multi-year performance period and vest upon award.

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested Stock Awards as of December 31, 2016	944,223	$19.44
Deferred Stock Awards Granted	299,251	$21.38
Change in Estimated Potential Future Performance Share Awards, net of forfeitures	(7,828)	$23.65
Performance Stock Awards Vested	(118,446)	$22.00
Deferred Stock Awards Vested	(302,474)	$19.35
Deferred Stock Awards Forfeited	(7,200)	$19.79
Unvested Stock Awards as of September 30, 2017	807,526	$21.39

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2017 and 2016, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$—	$—	$21.38	$19.96
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$11	$108	$5,852	$4,766
Share-based Liability Awards Paid During the Period(1)	$—	$—	$2,877	$1,127

(1)	Amounts reflect the issuance of performance share awards related to the 2014-16 and 2013-15 Performance Share Plans during the nine months ended September 30, 2017 and 2016, respectively.

A detail of Piedmont’s outstanding stock awards as of September 30, 2017 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares as of September 30, 2017
January 3, 2014	Deferred Stock Award	86,769	$16.56	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	35,094
May 1, 2015	Deferred Stock Award	216,837	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	67,114
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	143,846	(2)
May 24, 2016	Deferred Stock Award	233,011	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	133,092
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	103,790	(2)
May 18, 2017	Deferred Stock Award-Board of Directors	26,187	$21.38	Of the shares granted, 100% will vest by May 18, 2018.	26,187
May 18, 2017	Deferred Stock Award	246,740	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	200,899
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	97,504	(2)
Total					807,526

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2017.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2017. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peers' total stockholder return.

During the three months ended September 30, 2017 and 2016, Piedmont recognized approximately $1.3 million and $2.0 million of compensation expense related to stock awards, all of which is related to the amortization of unvested shares. During the nine months ended September 30, 2017 and 2016, Piedmont recognized approximately $7.0 million and $7.7 million of compensation expense related to stock awards, of which $5.2 million and $6.2 million related to the amortization of unvested shares, respectively. During the nine months ended September 30, 2017, a net total of 254,873 shares were issued to employees and independent directors. As of September 30, 2017, approximately $5.1 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted-average common shares – basic	145,416	145,231	145,372	145,229
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	303	438	308	372
Weighted-average common shares – diluted	145,719	145,669	145,680	145,601

Common stock issued and outstanding as of period end			145,295	145,234

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

Condensed Consolidated Balance Sheets
As of September 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$43,929	$—	$571,005	$—	$614,934
Buildings and improvements, less accumulated depreciation	206,700	—	2,516,763	(300)	2,723,163
Intangible lease assets, less accumulated amortization	317	—	78,383	—	78,700
Construction in progress	797	—	8,160	—	8,957
Total real estate assets	251,743	—	3,174,311	(300)	3,425,754
Investments in and amounts due from unconsolidated joint ventures	49	—	—	—	49
Cash and cash equivalents	25,884	150	10,074	—	36,108
Tenant and straight-line rent receivables, net	17,556	—	177,855	—	195,411
Advances to affiliates	6,257,405	1,576,739	—	(7,834,144)	—
Investment in subsidiary	—	3,538,945	177	(3,539,122)	—
Notes receivable	88,910	—	144,500	(233,410)	—
Prepaid expenses, restricted cash, escrows, and other assets	4,905	38	25,358	(809)	29,492
Goodwill	98,918	—	—	—	98,918
Interest rate swaps	34	—	—	—	34
Deferred lease costs, net	13,927	—	260,957	—	274,884
Total assets	$6,759,331	$5,115,872	$3,793,232	$(11,607,785)	$4,060,650
Liabilities:
Debt, net	$1,511,587	$—	$425,409	$(233,410)	$1,703,586
Accounts payable, accrued expenses, and accrued capital expenditures	16,546	652	91,731	(809)	108,120
Advances from affiliates	790,748	5,226,546	1,915,105	(7,932,399)	—
Deferred income	3,728	—	26,242	—	29,970
Intangible lease liabilities, net	—	—	41,064	—	41,064
Interest rate swaps	3,915	—	—	—	3,915
Total liabilities	2,326,524	5,227,198	2,499,551	(8,166,618)	1,886,655
Stockholders’ Equity:
Common stock	—	1,453	—	—	1,453
Additional paid-in capital	3,534,946	3,679,578	1,304	(3,539,122)	3,676,706
Retained/(cumulative distributions in excess of) earnings	892,461	(3,792,357)	1,290,513	97,955	(1,511,428)
Other comprehensive loss	5,400	—	—	—	5,400
Piedmont stockholders’ equity	4,432,807	(111,326)	1,291,817	(3,441,167)	2,172,131
Noncontrolling interest	—	—	1,864	—	1,864
Total stockholders’ equity	4,432,807	(111,326)	1,293,681	(3,441,167)	2,173,995
Total liabilities and stockholders’ equity	$6,759,331	$5,115,872	$3,793,232	$(11,607,785)	$4,060,650

Condensed Consolidated Balance Sheets
As of December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$46,133	$—	$571,005	$—	$617,138
Buildings and improvements, less accumulated depreciation	228,194	—	2,526,212	(300)	2,754,106
Intangible lease assets, less accumulated amortization	725	—	98,970	—	99,695
Construction in progress	145	—	34,669	—	34,814
Real estate assets held for sale, net	—	—	225,939	—	225,939
Total real estate assets	275,197	—	3,456,795	(300)	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,360	—	—	—	7,360
Cash and cash equivalents	3,674	150	3,168	—	6,992
Tenant and straight-line rent receivables, net	20,159	—	170,124	—	190,283
Advances to affiliates	6,464,135	1,315,616	—	(7,779,751)	—
Investment in subsidiary	—	3,630,564	181	(3,630,745)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,189	—	20,121	(1,897)	24,413
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	16,550	—	282,145	—	298,695
Other assets held for sale, net	—	—	9,815	—	9,815
Total assets	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168
Liabilities:
Debt, net	$1,701,933	$—	$503,242	$(184,700)	$2,020,475
Accounts payable, accrued expenses, and accrued capital expenditures	17,365	31,230	118,712	(1,897)	165,410
Advances from affiliates	708,340	5,071,521	2,098,146	(7,878,007)	—
Deferred income	5,206	—	23,200	—	28,406
Intangible lease liabilities, net	—	—	48,005	—	48,005
Interest rate swaps	8,169	—	—	—	8,169
Total liabilities	2,441,013	5,102,751	2,791,305	(8,064,604)	2,270,465
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,626,564	3,676,000	1,309	(3,630,745)	3,673,128
Retained/(cumulative distributions in excess of) earnings	911,411	(3,833,873)	1,243,643	97,956	(1,580,863)
Other comprehensive income	2,104	—	—	—	2,104
Piedmont stockholders’ equity	4,540,079	(156,421)	1,244,952	(3,532,789)	2,095,821
Noncontrolling interest	—	—	1,882	—	1,882
Total stockholders’ equity	4,540,079	(156,421)	1,246,834	(3,532,789)	2,097,703
Total liabilities and stockholders’ equity	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168

Condensed Consolidated Statements of Income
For the three months ended September 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$10,232	$—	$103,544	$(426)	$113,350
Tenant reimbursements	2,376	—	21,562	(142)	23,796
Property management fee revenue	—	—	4,553	(4,112)	441
	12,608	—	129,659	(4,680)	137,587
Expenses:
Property operating costs	5,372	—	53,398	(4,680)	54,090
Depreciation	3,199	—	26,801	—	30,000
Amortization	740	—	17,383	—	18,123
General and administrative	1,539	77	5,002	—	6,618
	10,850	77	102,584	(4,680)	108,831
Real estate operating income/(loss)	1,758	(77)	27,075	—	28,756
Other income (expense):
Interest expense	(13,795)	—	(6,354)	3,966	(16,183)
Other income/(expense)	2,404	—	1,852	(3,966)	290
Equity in income of unconsolidated joint ventures	3,754	—	—	—	3,754
	(7,637)	—	(4,502)	—	(12,139)
Income/(loss) from continuing operations	(5,879)	(77)	22,573	—	16,617
Discontinued operations:
Operating income	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Gain/(loss) on sale of real estate assets, net	(4)	—	109,516	—	109,512
Net income/(loss)	(5,883)	(77)	132,089	—	126,129
Plus: Net income applicable to noncontrolling interest	—	—	4	—	4
Net income/(loss) applicable to Piedmont	$(5,883)	$(77)	$132,093	$—	$126,133

Condensed Consolidated Statements of Income
For the three months ended September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$12,862	$—	$101,423	$(464)	$113,821
Tenant reimbursements	3,430	—	20,970	(237)	24,163
Property management fee revenue	—	—	3,985	(3,484)	501
	16,292	—	126,378	(4,185)	138,485
Expenses:
Property operating costs	7,820	—	51,287	(4,240)	54,867
Depreciation	3,617	—	27,993	—	31,610
Amortization	863	—	17,777	—	18,640
Impairment loss on real estate assets	—	—	22,951	—	22,951
General and administrative	7,187	83	9,016	(8,857)	7,429
	19,487	83	129,024	(13,097)	135,497
Real estate operating income/(loss)	(3,195)	(83)	(2,646)	8,912	2,988
Other income (expense):
Interest expense	(11,799)	—	(6,949)	3,252	(15,496)
Other income/(expense)	2,608	—	(76)	(3,252)	(720)
Net recoveries from casualty events	—	—	34	—	34
Equity in income of unconsolidated joint ventures	129	—	—	—	129
	(9,062)	—	(6,991)	—	(16,053)
Income/(loss) from continuing operations	(12,257)	(83)	(9,637)	8,912	(13,065)
Discontinued operations:
Operating income	—	—	1	—	1
Income from discontinued operations	—	—	1	—	1
Gain/(loss) on sale of real estate assets, net	134	—	(191)	—	(57)
Net income/(loss)	(12,123)	(83)	(9,827)	8,912	(13,121)
Plus: Net income applicable to noncontrolling interest	—	—	14	—	14
Net income/(loss) applicable to Piedmont	$(12,123)	$(83)	$(9,813)	$8,912	$(13,107)

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$32,749	$—	$329,669	$(1,370)	$361,048
Tenant reimbursements	8,341	—	64,372	(373)	72,340
Property management fee revenue	—	—	13,753	(12,412)	1,341
	41,090	—	407,794	(14,155)	434,729
Expenses:
Property operating costs	17,027	—	162,381	(14,155)	165,253
Depreciation	9,943	—	80,884	—	90,827
Amortization	2,399	—	55,453	—	57,852
General and administrative	4,798	261	18,191	—	23,250
	34,167	261	316,909	(14,155)	337,182
Real estate operating income/(loss)	6,923	(261)	90,885	—	97,547
Other income (expense):
Interest expense	(43,049)	—	(20,868)	11,256	(52,661)
Other income/(expense)	6,873	—	4,611	(11,256)	228
Equity in income of unconsolidated joint ventures	3,872	—	—	—	3,872
	(32,304)	—	(16,257)	—	(48,561)
Income/(loss) from continuing operations	(25,381)	(261)	74,628	—	48,986
Discontinued operations:
Operating income	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Gain on sale of real estate assets, net	6,430	—	109,521	—	115,951
Net income/(loss)	(18,951)	(261)	184,149	—	164,937
Plus: Net income applicable to noncontrolling interest	—	—	10	—	10
Net income/(loss) applicable to Piedmont	$(18,951)	$(261)	$184,159	$—	$164,947

Condensed Consolidated Statements of Income
For the nine months ended September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$42,990	$—	$299,319	$(1,983)	$340,326
Tenant reimbursements	10,455	—	59,950	(405)	70,000
Property management fee revenue	—	—	12,480	(11,002)	1,478
	53,445	—	371,749	(13,390)	411,804
Expenses:
Property operating costs	24,583	—	150,369	(13,514)	161,438
Depreciation	12,993	—	81,955	—	94,948
Amortization	2,854	—	50,994	—	53,848
Impairment loss of real estate assets	8,259	—	25,642	—	33,901
General and administrative	22,802	251	28,881	(28,416)	23,518
	71,491	251	337,841	(41,930)	367,653
Real estate operating income/(loss)	(18,046)	(251)	33,908	28,540	44,151
Other income (expense):
Interest expense	(36,159)	—	(20,354)	8,219	(48,294)
Other income/(expense)	7,008	282	462	(8,219)	(467)
Net recoveries from casualty events	—	—	34	—	34
Equity in income of unconsolidated joint ventures	354	—	—	—	354
	(28,797)	282	(19,858)	—	(48,373)
Net income/(loss)	(46,843)	31	14,050	28,540	(4,222)
Discontinued operations:
Operating income	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—
Gain on sale of real estate assets, net	30,096	—	43,662	—	73,758
Net income/(loss)	(16,747)	31	57,712	28,540	69,536
Plus: Net income applicable to noncontrolling interest	—	—	7	—	7
Net income/(loss) applicable to Piedmont	$(16,747)	$31	$57,719	$28,540	$69,543

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by/(Used in) Operating Activities	$(15,467)	$4,335	$187,464	$—	$176,332

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	(793)	—	(64,614)	—	(65,407)
Intercompany note receivable	—	—	(48,710)	48,710	—
Net sales proceeds from wholly-owned properties	23,028	—	352,171	—	375,199
Net sales proceeds received from unconsolidated joint ventures	12,334	—	—	—	12,334
Investments in unconsolidated joint ventures	(1,162)	—	—	—	(1,162)
Deferred lease costs paid	(858)	—	(18,561)	—	(19,419)
Net cash provided by investing activities	32,549	—	220,286	48,710	301,545
Cash Flows from Financing Activities:
Debt issuance costs paid	(102)	—	1	—	(101)
Proceeds from debt	147,000	—	—	—	147,000
Repayments of debt	(325,000)	—	(141,046)	—	(466,046)
Intercompany note payable	(14,289)	—	62,999	(48,710)	—
Costs of issuance of common stock	—	(97)	—	—	(97)
Value of shares withheld to pay tax obligations related to employee stock compensation	—	(3,385)	—	—	(3,385)
Repurchases of common stock as part of announced plan	—	(3,895)	—	—	(3,895)
(Distributions to)/repayments from affiliates	197,519	125,271	(322,790)	—	—
Dividends paid and discount on dividend reinvestments	—	(122,229)	(8)	—	(122,237)
Net cash used in financing activities	5,128	(4,335)	(400,844)	(48,710)	(448,761)
Net increase in cash and cash equivalents	22,210	—	6,906	—	29,116
Cash and cash equivalents, beginning of period	3,674	150	3,168	—	6,992
Cash and cash equivalents, end of period	$25,884	$150	$10,074	$—	$36,108

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by/(Used in) Operating Activities	$(18,977)	$4,121	$158,352	$28,540	$172,036

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(24,255)	—	(296,884)	—	(321,139)
Intercompany note receivable	440	—	(71,900)	71,460	—
Net sales proceeds from wholly-owned properties	187,192	—	117,710	—	304,902
Deferred lease costs paid	(2,021)	—	(13,324)	—	(15,345)
Net cash provided by/(used in) investing activities	161,356	—	(264,398)	71,460	(31,582)
Cash Flows from Financing Activities:
Debt issuance costs paid	(212)	—	—	—	(212)
Proceeds from debt	552,000	—	—	—	552,000
Repayments of debt	(421,000)	—	(168,532)	—	(589,532)
Intercompany note payable	(9,600)	—	81,060	(71,460)	—
Costs of issuance of common stock	—	(239)	—	—	(239)
Value of shares withheld to pay tax obligations related to employee stock compensation	—	(2,328)	—	—	(2,328)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(262,150)	97,990	192,700	(28,540)	—
Dividends paid and discount on dividend reinvestments	—	(91,601)	(8)	—	(91,609)
Net cash provided by/(used in) financing activities	(140,962)	(4,121)	105,220	(100,000)	(139,863)
Net increase/(decrease) in cash and cash equivalents	1,417	—	(826)	—	591
Cash and cash equivalents, beginning of period	2,174	150	3,117	—	5,441
Cash and cash equivalents, end of period	$3,591	$150	$2,291	$—	$6,032

13.Subsequent Events

Fourth Quarter Dividend Declaration

On October 31, 2017, the Board of Directors of Piedmont declared dividends for the fourth quarter 2017 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 24, 2017. Such dividends are to be paid on January 4, 2018.

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

Liquidity and Capital Resources
We intend to use cash on hand, cash flows generated from the operation of our properties, proceeds from our $500 Million Unsecured 2015 Line of Credit, and proceeds from selective property dispositions as our primary sources of immediate liquidity. During the quarter ended September 30, 2017, we sold the Two Independence Square building in Washington, D.C., which generated net sales proceeds of approximately $352 million. We used the proceeds to pay off the balance outstanding on our $500 Million Unsecured 2015 Line of Credit, as well as to repay the $140 Million WDC Fixed-Rate Loans. As a result, as of the date of this filing, in addition to approximately $36 million cash on hand, we have the full capacity under our $500 million line of credit available. From time to time, we may also seek additional secured or unsecured borrowings from third-party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2017 and 2016 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016

Capital expenditures for new development	$4,794	$13,116
Capital expenditures for redevelopment/renovations	714	7,344
Other capital expenditures, including tenant improvements	59,899	67,931
Total capital expenditures(1)	$65,407	$88,391

(1)
Of the total amounts paid, approximately $0.2 million and $5.1 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2017 and 2016, respectively.

"Capital expenditures for new development" relate to new office development projects. Expenditures during the nine months ended September 30, 2017 pertained to 500 TownPark, a now-complete, 134,000 square foot, 90% leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida, as well as initial pre-construction costs for three separate land parcels in our portfolio. During the nine months ended September 30, 2016, our active development projects consisted of Enclave Place, our now-complete, 301,000 square foot, 11-story office tower in Houston, Texas, and the previously mentioned 500 TownPark building.

"Capital expenditures for redevelopment/renovations" during both the nine months ended September 30, 2017 and 2016 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

We classify our tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). Commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio total approximately $32.1 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $15.2 million as of September 30, 2017.

In addition to the amounts described above to which we have already committed as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during the nine months ended September 30, 2017, we committed to spend approximately $3.65 and $1.47 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively, and for those executed during the nine months ended September 30, 2016, we committed to spend approximately $3.68 and $1.54 per square foot per year of lease term for tenant improvement allowances and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions of the particular office market at the time a given lease is negotiated and signed.

There are several other uses of capital that may arise as part of our ongoing operations. Although we currently have no debt maturing until May of 2018, on a longer term basis we expect to use capital to make repayments of our line of credit or other maturing debt obligations as they become due. Additionally, subject to the identification and availability of attractive investment opportunities within our targeted sub-markets and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets could also be a significant use of capital. Finally, our Board of Directors has authorized a stock repurchase program, pursuant to which we may use capital resources to repurchase shares of our common stock from time to time.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our tax status as a REIT. Additionally, given relatively attractive real estate values in recent years, we were a net seller of assets during 2016, and expect to continue to be a net seller of assets in the current year, which may result in large one-time, tax-basis capital gains that cannot be offset by tax-basis capital losses or by tax deferred structures, such as Section 1031 exchanges. As a result, we may make special dividend distributions in addition to our normal quarterly distributions, if such distributions are required to maintain our tax status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Overview

We recognized net income applicable to common stockholders of $0.87 per fully diluted share for the three months ended September 30, 2017, as compared with a net loss of ($0.09) per fully diluted share for the three months ended September 30, 2016. The increase was primarily due to the sale of the Two Independence Square building, generating approximately $109.5 million, or $0.75 per diluted share, in gain on sale of real estate assets during the current period. The remainder of the increase is primarily attributable to the non-recurrence of impairment charges which arose in the prior period, and the recognition of a gain on the sale of our last unconsolidated joint venture property in the current period.

Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2017	% of Revenues	September 30, 2016	% of Revenues	Variance
Revenue:
Rental income	$113.4		$113.8		$(0.4)
Tenant reimbursements	23.8		24.2		(0.4)
Property management fee revenue	0.4		0.5		(0.1)
Total revenues	137.6	100%	138.5	100%	(0.9)
Expense:
Property operating costs	54.1	39%	54.9	40%	(0.8)
Depreciation	30.0	22%	31.6	23%	(1.6)
Amortization	18.1	13%	18.6	13%	(0.5)
Impairment loss on real estate assets	—	—%	23.0	17%	(23.0)
General and administrative	6.6	5%	7.4	5%	(0.8)
Real estate operating income	28.8	21%	3.0	2%	25.8
Other income (expense):
Interest expense	(16.2)	12%	(15.5)	11%	(0.7)
Other income/(expense)	0.3	—%	(0.7)	—%	1.0
Equity in income of unconsolidated joint ventures	3.7	3%	0.1	—%	3.6
Income/(loss) from continuing operations	$16.6	12%	$(13.1)	9%	$29.7
Gain/(loss) on sale of real estate assets, net	$109.5		$(0.1)		$109.6

Revenue

Rental income decreased approximately $0.4 million for the three months ended September 30, 2017, as compared to the same period in the prior year. Net property sales activity since July 1, 2016 contributed approximately $2.7 million of the decrease. Net leasing activity commencing during 2016 and 2017 across our portfolio, including our recently constructed 500 TownPark building which became fully operational in 2017, largely offset the decrease.

Tenant reimbursements decreased approximately $0.4 million for the three months ended September 30, 2017 as compared to the same period in the prior year. The decrease is primarily attributable to net property sales activity since July 1, 2016.

Expense

Property operating costs decreased approximately $0.8 million for the three months ended September 30, 2017 compared to the same period in the prior year. Net property sales activity since July 1, 2016 contributed approximately $2.0 million of the decrease, offset by higher overall recoverable costs compared to the prior period in our existing portfolio.

Depreciation expense decreased approximately $1.6 million for the three months ended September 30, 2017 compared to the same period in the prior year. Net property sales activity since July 1, 2016 contributed approximately $2.2 million of the decrease, primarily driven by the sale of our Two Independence Square building. This decrease was partially offset by depreciation on additional building and tenant improvements placed in service during the same period.

Amortization expense decreased approximately $0.5 million for the three months ended September 30, 2017 compared to the same period in the prior year. We recognized approximately $2.6 million less amortization expense as compared to the prior period as a result of certain lease intangible assets at our existing properties becoming fully amortized subsequent to July 1, 2016. However, this decrease was largely offset by additional amortization of intangible lease assets recognized as part of acquiring new properties during 2016.

During the three months ended September 30, 2016, we recognized non-recurring impairment charges related to our 9200 and 9211 Corporate Boulevard buildings in Rockville, Maryland totaling approximately $23.0 million (see Note 7).

General and administrative expenses decreased approximately $0.8 million for the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to decreased accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense increased approximately $0.7 million for the three months ended September 30, 2017 as compared to the same period in the prior year. Approximately $1.4 million of the increase is due to placing our development projects into service in 2017, which causes associated interest to be expensed rather than be capitalized as part of the development. A net decrease in our average debt outstanding for the three months ended September 30, 2017 as compared to the prior period, partially offset this increase.

Other income/(expense) increased approximately $1.0 million for the three months ended September 30, 2017 as compared to the same period in the prior year due to the non-recurrence of costs incurred in the prior period associated with the acquisition of new properties during the three months ended September 30, 2016.

Equity in income of unconsolidated joint ventures increased approximately $3.6 million for the three months ended September 30, 2017 as compared to the same period in the prior year. The increase is due primarily to the recognition of our portion of the gain on the sale of our last unconsolidated joint venture property, the 8560 Upland Drive building in Denver, Colorado.

Gain on sale of real estate assets, net, during the current year represents the gain recognized on the sale of the Two Independence Square building during the three months ended September 30, 2017.

Comparison of the accompanying consolidated statements of income for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2017	% of Revenues	September 30, 2016	% of Revenues	Variance
Revenue:
Rental income	$361.0		$340.3		$20.7
Tenant reimbursements	72.3		70.0		2.3
Property management fee revenue	1.4		1.5		(0.1)
Total revenues	434.7	100%	411.8	100%	22.9
Expense:
Property operating costs	165.3	39%	161.4	39%	3.9
Depreciation	90.8	21%	94.9	23%	(4.1)
Amortization	57.8	13%	53.9	13%	3.9
Impairment loss on real estate assets	—	—%	33.9	8%	(33.9)
General and administrative	23.3	5%	23.5	6%	(0.2)
Real estate operating income	97.5	22%	44.2	11%	53.3
Other income (expense):
Interest expense	(52.6)	12%	(48.3)	12%	(4.3)
Other income/(expense)	0.2	—%	(0.5)	—%	0.7
Equity in income of unconsolidated joint ventures	3.9	1%	0.4	—%	3.5
Income/(loss) from continuing operations	$49.0	11%	$(4.2)	1%	$53.2
Gain on sale of real estate assets, net	$116.0		$73.8		$42.2

Revenue

Rental income increased approximately $20.7 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. The increase is primarily attributable to new leases commencing during 2016 and 2017 across our portfolio, partially offset by net property sales activity since January 1, 2016.

Tenant reimbursements increased approximately $2.3 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. The variance was primarily attributable to increased average office occupancy and the resulting increase in recoverable operating expenses. In addition, tenant reimbursements for the nine months ended September 30, 2017 includes the non-recurring settlement receipt of approximately $0.6 million of prior period reimbursements as a result of a favorable court ruling on a tenant dispute.

Expense

Property operating costs increased approximately $3.9 million for the nine months ended September 30, 2017 as compared to the same period in the prior year, primarily due to increased average office occupancy and the resulting increase in recoverable property tax expense ($3.2 million), repairs and maintenance ($1.0 million) and tenant requested services ($0.3 million). These increases were partially offset by a decrease in non-recoverable operating expenses of $0.8 million across our portfolio of properties as compared to the prior period.

Depreciation expense decreased approximately $4.1 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. Approximately $7.4 million of the decrease was attributable to net property sales activity during 2016 and 2017, of which $5.8 million is attributable to the sale of the Two Independence Square building in July 2017. These decreases were offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2016 across our portfolio of properties, including two development projects and one re-development project placed in service in January 2017.

Amortization expense increased approximately $3.9 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. Of the total variance, approximately $10.4 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2016. These increases were offset by certain lease intangible assets at our existing properties becoming either fully amortized subsequent to January 1, 2016, or sold as part of our net disposition activity.

During the nine months ended September 30, 2016, we recognized non-recurring impairment charges related to our 150 West Jefferson building located in Detroit, Michigan, and our 9200, 9211, and 9221 Corporate Boulevard buildings totaling approximately $33.9 million (see Note 7).

General and administrative expenses decreased approximately $0.2 million for the nine months ended September 30, 2017 as compared to the same period in the prior year, primarily due to decreased accruals for potential performance-based stock compensation, partially offset by higher legal and stockholder communication costs.

Other Income (Expense)

Interest expense increased approximately $4.3 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. Approximately $3.2 million of the increase is due to placing our development projects into service in 2017, which caused associated interest to be expensed rather than be capitalized as part of the development. The remainder of the variance is due to a net increase in our average debt outstanding for the nine months ended September 30, 2017 as compared to the prior period.

Other income/(expense) increased approximately $0.7 million for the nine months ended September 30, 2017 as compared to the same period in the prior year due to incurring costs associated with the acquisition of new properties during 2016, which did not occur in the current year.

Equity in income of unconsolidated joint ventures increased approximately $3.5 million for the nine months ended September 30, 2017 as compared to the same period in the prior year. The increase is due to the recognition of our portion of the gain on the sale of our last unconsolidated joint venture property, the 8560 Upland Drive building.

Gain on sale of real estate assets, net, during the nine months ended September 30, 2017 represents the gain recognized on the sale of the Sarasota Commerce Center II in Sarasota, Florida, and the Two Independence Square building during the nine months ended September 30, 2017. For the nine months ended September 30, 2016, gain on sale of real estate assets, net, is comprised of the following sold properties: 1055 East Colorado Boulevard in Pasadena, California; Fairway Center II in Brea, California; and 1901 Main Street in Irvine, California.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2017	Per Share(1)	September 30, 2016	Per Share(1)	September 30, 2017	Per Share(1)	September 30, 2016	Per Share(1)
GAAP net income applicable to common stock	$126,133	$0.87	$(13,107)	$(0.09)	$164,947	$1.13	$69,543	$0.48
Depreciation of real estate assets(2)	29,774	0.20	31,451	0.21	90,335	0.62	94,532	0.65
Amortization of lease-related costs(2)	18,107	0.12	18,640	0.13	57,828	0.40	53,880	0.37
Impairment loss on real estate assets	—	—	22,951	0.16	—	—	33,901	0.23
(Gain)/loss on sale - wholly-owned properties, net	(109,512)	(0.75)	57	—	(115,951)	(0.80)	(73,758)	(0.51)
Gain on sale- unconsolidated partnership	(3,683)	(0.02)	—	—	(3,683)	(0.02)	—	—
NAREIT Funds From Operations applicable to common stock	$60,819	$0.42	$59,992	$0.41	$193,476	$1.33	$178,098	$1.22
Adjustments:
Acquisition costs	—	—	955	0.01	6	—	972	0.01
Net recoveries from casualty events	—	—	(34)	—	—	—	(34)	—
Core Funds From Operations applicable to common stock	$60,819	$0.42	$60,913	$0.42	$193,482	$1.33	$179,036	$1.23
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discount on debt	634		653		1,892		1,943
Depreciation of non real estate assets	218		216		597		595
Straight-line effects of lease revenue (2)	(3,602)		(4,140)		(15,939)		(15,115)
Stock-based and other non-cash compensation	1,250		1,931		4,202		5,336
Net effect of amortization of above and below-market in-place lease intangibles	(1,720)		(1,152)		(4,890)		(3,680)
Acquisition costs	—		(955)		(6)		(972)
Non-incremental capital expenditures (3)	(5,229)		(6,982)		(21,974)		(23,433)
Adjusted Funds From Operations applicable to common stock	$52,370		$50,484		$157,364		$143,710
Weighted-average shares outstanding – diluted	145,719		145,669		145,680		145,601

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

(3)
We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2017 and 2016, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income/(loss) applicable to Piedmont (GAAP basis)	$126,133	$(13,107)	$126,133	$(13,107)

Net income applicable to noncontrolling interest	(4)	(14)	(4)	(14)
Interest expense	16,183	15,496	16,183	15,496
Depreciation (1)	29,993	31,667	29,993	31,667
Amortization (1)	18,107	18,640	18,107	18,640
Acquisition costs	—	955	—	955
Impairment loss on real estate assets (1)	—	22,951	—	22,951
Net (recoveries)/loss from casualty events	25	(34)	25	(34)
(Gain)/loss on sale of real estate assets, net (1)	(113,195)	57	(113,195)	57
General & administrative expenses(1)	6,631	7,437	6,631	7,437
Management fee revenue	(241)	(295)	(241)	(295)
Other income(1)	(315)	(235)	(315)	(235)
Straight-line rent effects of lease revenue(1)	(3,602)	(4,140)
Amortization of lease-related intangibles(1)	(1,720)	(1,152)

Property NOI	$77,995	$78,226	$83,317	$83,518

Net operating income from:
Acquisitions(2)	(4,584)	(2,485)	(7,512)	(2,779)
Dispositions(3)	(9)	(5,724)	(12)	(5,905)
Other investments(4)	(99)	(332)	(764)	(651)

Same Store NOI	$73,303	$69,685	$75,029	$74,183

Change period over period in Same Store NOI	5.2%	N/A	1.1%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; and 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016.

(3)
Dispositions consist of 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016; 11695 Johns Creek Parkway in Johns Creek, Georgia, sold on December 22, 2016; Braker Pointe III in Austin, Texas, sold on December 29, 2016; Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; and Two Independence Square in Washington, D.C., sold on July 5, 2017.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income applicable to Piedmont (GAAP basis)	$164,947	$69,543	$164,947	$69,543

Net income applicable to noncontrolling interest	(10)	(7)	(10)	(7)
Interest expense	52,661	48,294	52,661	48,294
Depreciation (1)	90,933	95,127	90,933	95,127
Amortization (1)	57,828	53,880	57,828	53,880
Acquisition costs	6	972	6	972
Impairment loss on real estate assets (1)	—	33,901	—	33,901
Net (recoveries)/loss from casualty events	57	(34)	57	(34)
Gain on sale of real estate assets, net (1)	(119,634)	(73,758)	(119,634)	(73,758)
General & administrative expenses(1)	23,291	23,565	23,291	23,565
Management fee revenue	(724)	(810)	(724)	(810)
Other (income)/expense(1)	(291)	1	(291)	1
Straight-line rent effects of lease revenue(1)	(15,939)	(15,115)
Amortization of lease-related intangibles(1)	(4,890)	(3,680)

Property NOI	$248,235	$231,879	$269,064	$250,674

Net operating loss/(income) from:
Acquisitions(2)	(13,201)	(2,485)	(22,160)	(2,779)
Dispositions(3)	(11,403)	(27,023)	(11,462)	(28,042)
Other investments(4)	521	(362)	(1,852)	(874)

Same Store NOI	$224,152	$202,009	$233,590	$218,979

Change period over period in Same Store NOI	11.0%	N/A	6.7%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)
Acquisitions consist of CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; and 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016.

(3)
Dispositions consist of 1055 East Colorado Boulevard in Pasadena, California, sold on April 21, 2016; Fairway Center II in Brea, California, sold on April 28, 2016; 1901 Main Street in Irvine, California, sold on May 2, 2016; 9221 Corporate Boulevard in Rockville, Maryland, sold on July 27, 2016; 150 West Jefferson in Detroit, Michigan, sold on July 29, 2016; 9200 and 9211 Corporate Boulevard in Rockville, Maryland, sold on September 28, 2016; 11695 Johns Creek Parkway in Johns Creek, Georgia, sold on December 22, 2016; Braker Pointe III in Austin, Texas, sold on December 29, 2016; Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; and Two Independence Square in Washington, D.C., sold on July 5, 2017.

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

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the U.S. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. Our average lease is approximately 21,000 square feet with 6.5 years of lease term remaining as of September 30, 2017. As a result, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

Our current in-service portfolio of 66 office properties was 89.2% leased as of September 30, 2017, down from 93.4% leased as of September 30, 2016, due primarily to placing three development/re-development properties totaling 700,000 square feet in service during the current year, and the expiration of two tenant leases and sale of a 100% leased asset in our Washington, D.C. portfolio during the three months ended September 30, 2017, as well as net leasing activity. As of September 30, 2017, scheduled lease expirations for the portfolio as a whole for the remainder of 2017 and 2018 were 0.6% and 7.9%, respectively, of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of various occupancy levels in our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2017, we had approximately 421,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 1.1 million square feet of commenced leases that were in some form of rental and/or operating expense abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and large block tenant model result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis.

Same Store NOI increased 5.2% and 1.1% on a cash and accrual basis, respectively, during the three months ended September 30, 2017 and 11.0% and 6.7% on a cash and accrual basis, respectively, during the nine months ended September 30, 2017, as compared to the same periods in the prior year. These increases are primarily the result of lease commencements (accrual basis) and the expiration of rental abatements associated with new leases (cash basis). In addition, Same Store NOI on both an accrual and cash basis were favorably impacted by the receipt of one-time restructuring fees and the recovery of prior year reimbursement income as a result of the resolution of a tenant dispute during the nine months ended September 30, 2017. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2017, our off-balance sheet arrangement consists of an operating lease obligation related to a ground lease at one of our properties. For further information regarding our commitments under operating lease obligations, see the Contractual Obligations table below.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, as well as costs incurred as part of the acquisition. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We have the option, should we choose to use it, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we conclude that the estimated fair value is greater than the carrying amount, then performing the two-step impairment test is unnecessary. However, if we chose to forgo the availability of the qualitative analysis, the test prescribed by authoritative accounting guidance is a two-step test. The first step involves comparing the estimated fair value of the entity to its carrying value, including goodwill. Estimated fair value is determined by adjusting the trading price of the stock for a control premium, if necessary, multiplied by the common shares outstanding. If such calculated estimated fair value exceeds the carrying value, no further procedures or analysis is required. However, if the carrying value exceeds the calculated fair value, goodwill is potentially impaired and step two of the analysis would be required. Step two of the test involves calculating the implied fair value of goodwill by deducting the estimated fair value of all tangible and intangible net assets of the entity from the entity’s estimated fair value calculated in step one of the test. If the implied value of the goodwill (the remainder left after deducting the estimated fair values of the entity from its calculated overall estimated fair value in step one of the test) is less than the carrying value of goodwill, an impairment loss would be recognized. We have determined through the process noted above that there are no issues of impairment related to our goodwill as of September 30, 2017.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. When Piedmont settles forward starting swap agreements for gains/losses, the result is recorded as accumulated other comprehensive income and is amortized as an offset/increase to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). All of our interest rate derivative agreements as of September 30, 2017 are designated as effective cash flow hedges. See Note 5 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets. ASU 2017-05 is effective concurrent with the Revenue Recognition Amendments (detailed above), which will be the first quarter of 2018 for us. Although management continues to evaluate the guidance and disclosures required by ASU 2017-05, we do not anticipate a material change in how we recognize, measure, and classify the gain or loss on the disposition of real estate in our consolidated financial statements as a result of adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three and nine months ended September 30, 2017.

Contractual Obligations
Our contractual obligations as of September 30, 2017 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt (1)	$1,710,903	$170,869	$602,058	(2)(3)	$187,976	$750,000
Operating lease obligations (4)	2,834	93	186		187	2,368
Total	$1,713,737	$170,962	$602,244		$188,163	$752,368

(1)
Amounts include principal payments only and balances outstanding as of September 30, 2017, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $54.0 million during the nine months ended September 30, 2017, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 3 of our accompanying consolidated financial statements.

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

(4)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of September 30, 2017 are presented above.

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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $1.7 billion and $2.0 billion as of September 30, 2017 and December 31, 2016, respectively. Our interest rate swap agreements in place at September 30, 2017 and December 31, 2016 carried a notional amount totaling $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89%.

As of September 30, 2017, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.59% per annum with expirations ranging from 2018 to 2024. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of September 30, 2017, we had no amounts outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum (based on our current corporate credit rating) or the prime rate, at our discretion. The current stated interest rate spread on the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.125% (based on our current corporate credit rating), which, as of September 30, 2017, results in a total interest rate of 2.37%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2017 would increase interest expense approximately $1.7 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2017.

(b)	Not applicable.

(c)
During the three months ended September 30, 2017, we repurchased shares of our common stock in the open market in order to reissue such shares under our dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our stock repurchase plan.

Of the 253,280 shares repurchased during the third quarter 2017, 195,341 shares (at an average price of $19.92 per share) related to repurchases of our common stock pursuant to our stock repurchase plan, and 57,939 shares (at an average price of $19.89 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP. The aggregate stock repurchases for the quarter ended September 30, 2017 are as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in 000’s)
July 1, 2017 to July 31, 2017	—	$—	—	$250,000
August 1, 2017 to August 31, 2017	195	$19.92	195	$246,105
September 1, 2017 to September 30, 2017(2)	58	$19.89	—	$246,105	(1)
Total	253	$19.89	195

(1)
Amounts available for purchase relate only to our stock repurchase plan, which was authorized on May 2, 2017. Our Board of Directors authorized the repurchase of up to $250 million of shares of our common stock pursuant to the stock repurchase plan between May 2, 2017 and May 2, 2019. The share repurchase plan is separate from shares purchased for DRP issuance.

(2)
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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	November 1, 2017	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)