Form 10-K
period 2017-12-31
Piedmont Office Realty Trust, Inc.
filed 2018-02-21
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☒     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company   ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $3,044,079,292 based on the closing price as reported on the New York Stock Exchange. As of February 20, 2018, 135,065,720 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•
Economic, regulatory, socio-economic and/or technology changes (including accounting standards) that impact the real estate market generally, or that could affect patterns of use of commercial office space;

•	The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;

•
Changes in the economies and other conditions affecting the office sector in general and specifically the eight markets in which we primarily operate where we have high concentrations of our Annualized Lease Revenue (see definition in Item 1. Business of this Annual Report on Form 10-K);

•	Lease terminations, lease defaults, or changes in the financial condition of our tenants, particularly by one of our large lead tenants;

•	The effect on us of adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments, including the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;

•	The risks and uncertainties associated with our acquisition of properties, many of which risks and uncertainties may not be known at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks;

•	Our real estate development strategies may not be successful;

•	Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	The effect of any litigation to which we are, or may become, subject;

•
Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), or otherwise adversely affect our stockholders;

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

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont," "we," "our," or "us") (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, management, and ownership of commercial real estate properties throughout the Eastern-half of the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of our buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through our wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries and through various joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Based on our December 31, 2017 equity market capitalization of $2.8 billion, Piedmont is among the largest office REITs in the United States based on the Bloomberg U.S. Office REIT Index.
As of December 31, 2017, we owned and operated 67 in-service office properties comprised of approximately 19 million square feet of primarily Class A office space which was 89.7% leased.

During the fourth quarter of 2017, we entered into two binding contracts to sell a total of 14 non-strategic properties, both of which subsequently closed on January 4, 2018 (the "2017 Disposition Portfolio"). As a result, as of the filing date, our portfolio consists of 53 office properties, comprised of approximately 16.5 million rentable square feet which are approximately 91.8% leased. Further, exclusive of the 2017 Disposition Portfolio, approximately 91% of our Annualized Lease Revenue (see definition below) is generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As we typically lease to larger, credit-worthy corporate tenants, our average lease size is approximately 20,000 square feet with an average lease term remaining of approximately seven years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our Annualized Lease Revenue derived from such tenants. No tenant accounts for more than 5% of our Annualized Lease Revenue.

Headquartered in metropolitan Atlanta, Georgia, with regional and/or local management offices in each of our eight major markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 85% of our office portfolio (based on Annualized Lease Revenue) have achieved and maintain "Energy Star" efficiency (a designation for the top 25% of commercial buildings in energy consumption efficiency). In addition to operational excellence, we focus on fostering long-term relationships with our high-credit quality, diverse tenant base as evidenced by our approximately 70% tenant retention rate over the past ten years.
Our primary objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, to achieve sustainable growth in Funds From Operations, and to grow net asset value by realizing long-term capital appreciation. We manage risk by owning almost exclusively Class A, geographically diverse office properties which are among the most desirable in their respective office sub-markets. In addition to the creditworthiness of our tenants, we strive to ensure our tenants represent a broad spectrum of industry types with lease maturities that are laddered over many years. Operationally, we maintain a low leverage structure, utilizing primarily unsecured financing facilities with laddered maturities. We utilize a national buying platform of property management support services to ensure optimal pricing for landlord and tenant services, as well as to implement best practices and achieve sustainability standards. The strategies we intend to execute to achieve these objectives include:

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties within eight major office markets located in the Eastern-half of the United States that were identified based on their positive economic and demographic growth trends so as to position our investments for long-term appreciation. In addition, we concentrate our portfolio in select sub-markets where efficiencies can be gained and our market expertize can be maximized. We believe these sub-markets are generally characterized by their strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation infrastructure, and limited competitive REIT ownership. Both our acquisition and development activities are targeted towards attractively priced, high quality, Class A office properties that complement our existing portfolio.

Proactive Asset Management, Leasing Capabilities and Property Management

Our proactive approach to asset and property management encompasses a number of operating initiatives designed to maximize occupancy and rental rates, including the following: devoting significant resources to building and cultivating our relationships with commercial real estate executives; maintaining local management offices in markets in which we have a significant presence; demonstrating our commitment to our tenants by maintaining the high quality of our properties; and driving a significant volume of leasing transactions in a manner that provides optimal returns by using creative approaches, including early extensions, lease wrap-arounds and restructurings. We manage portfolio risk by structuring lease expirations to avoid, among other things, having multiple leases expire in the same market in a relatively short period of time; applying our leasing and operational expertise in meeting the specialized requirements of federal, state and local government agencies to attract and retain these types of tenants; evaluating potential tenants based on third party and internal assessments of creditworthiness; and using our purchasing power and market knowledge to reduce our operating costs and those of our tenants.

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets in which we believe value has been maximized, and redeploying the proceeds of those dispositions into new investment opportunities with higher overall return prospects.

Financing Strategy

We employ a conservative leverage strategy by typically maintaining a debt-to-gross assets ratio of between 30% - 40%. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular point in time.

Use of Joint Ventures to Improve Returns and Mitigate Risk

We selectively enter into strategic joint ventures with third parties to acquire, develop, improve or dispose of properties, thereby reducing the amount of capital required by us to make investments, diversifying our sources of capital, enabling us to creatively acquire and control targeted properties, and allowing us to reduce our investment concentration in certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio, including the creation of additional amenities for our tenants to increase both occupancy and rental rates and thereby improve returns on our invested capital.

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

Employees

As of December 31, 2017, we had 136 employees, with 46 of our employees working in our corporate office located in metropolitan Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in our eight major markets. These employees are involved in acquiring, developing, leasing, and managing our portfolio of properties.

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

Financial Information About Industry Segments

Our current business primarily consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one operating segment, and, accordingly, we do not report segment information. However, we have provided certain information specific to each of our geographical markets that we believe may be helpful to our investors in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2017, no individual tenant represented 10% or more of our anticipated future revenues under non-cancelable leases. Additionally, no individual tenant represented 5% or more of our revenues for the year ended December 31, 2017.

Other Matters

We have contracts with various governmental agencies, exclusively in the form of operating leases in buildings we own. See Item 1A. Risk Factors for further discussion of the risks associated with these contracts.

Additionally, as the owner of real estate assets, we are subject to environmental risks. See Item 1A. Risk Factors for further discussion of the risks associated with environmental concerns.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Operations

Economic, regulatory, socio-economic and/or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

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

•	changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;

•	local office market conditions such as employment rates and changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;

•	changes in the patterns of office or parking garage use due to technological advances which may make telecommuting more prevalent or reduce the demand for office workers or parking spaces generally;

•	increased demand for "co-working" or sharing of office space with other companies;

•	increased supply of office space due to the conversion of other asset classes such as shopping malls and other retail establishments to office space;

•	the attractiveness of our properties to potential tenants;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;

•	the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•	changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;

•	the need to periodically fund the costs to repair, renovate, and re-let space;

•	earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or under insured losses;

•	changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	significant changes in accounting standards and tax laws.

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

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. The competition for credit worthy tenants is intense, and we may have difficulty competing, especially with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates, or those that have the ability to offer superior amenities. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, this intense competition may require us to utilize rent concessions and tenant improvements to a greater extent than we have historically.

If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space to new tenants, the terms and other costs of renewal or re-letting, including the cost of required renovations or additional amenities, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions, or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be adversely affected.

Our rental revenues will be significantly influenced by the economies and other conditions of the office market in general and of the specific markets in which we operate.

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Further, our portfolio of properties is primarily located in eight major metropolitan areas: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. Collectively, these eight metropolitan areas account for approximately 88% of our ALR from our portfolio of properties as of December 31, 2017, and approximately 91% of our ALR after consideration of the 2017 Disposition Portfolio in January 2018. As a result, we are particularly susceptible to adverse market conditions in these particular cities, including the reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties, which may reduce cash flow and harm our operating performance, thereby limiting our ability to make or maintain competitive distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. As a result, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures, related to mortgage payments, real estate taxes, insurance, and maintenance costs, are generally fixed or may not decrease immediately when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2017, our most substantial non-U.S. governmental lead tenants, based on ALR, were: the State of New York (4.6% of ALR), US Bancorp (4.3% of ALR), Independence Blue Cross (3.3% of ALR), GE (3.0% of ALR), and Nestle (2.2% of ALR); however, the revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Some of our leases provide tenants with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. As of December 31, 2017, approximately 0.82% of our ALR was comprised of leases with tenant-controlled options to exercise early termination rights (including contractions and terminations of whole leases) that could be effected during the subsequent twelve month period. Substantially all of these early termination contraction rights would require the tenant to pay a termination fee upon execution. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own four properties in which some of the tenants in each property are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

Further, we face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy, any of which could adversely affect our financial condition, results of operations, cash flows and the ability to pay dividends on, and the market price of our common stock.

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

We may acquire properties located in markets in which we do not have an established presence. We may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge and/or integrate such properties into our existing portfolio could divert our management’s attention from our existing business or other attractive opportunities.

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

From time to time, we engage in various development and re-development projects where we may be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. Further, we may incur unanticipated additional costs related to disputes with existing tenants during redevelopment projects. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Projects with long lead times may increase leasing risk due to changes in market conditions.

Our real estate development strategies may not be successful.

From time to time, we engage in various development and redevelopment activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

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

•
construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

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

Our portfolio of properties is primarily located in eight major metropolitan areas: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C., any of which could be, and some of which have recently been, the target of terrorist attacks. Future terrorist attacks and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

We face risks related to the occurrence of cyber incidents, or a deficiency in our cyber-security, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include physical harm to occupants of our buildings, physical damage to our buildings, actual cash loss, operational interruption, damage to our relationship with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows. Although we make efforts to maintain the security and integrity of these types of information technology networks, building systems, and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Further, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their lease with us.

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

In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Under the Terrorism Risk Insurance Act ("TRIA"), which is effective through 2020, United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders may insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

We have one property located in California, an area that is especially susceptible to earthquakes, which represents approximately 3.1% of our ALR as of December 31, 2017. If an earthquake materially damages, destroys or impairs the use by tenants of this property and the loss is not fully insured, the value of the asset will be reduced by such uninsured loss. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.

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

Our joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.

From time to time we enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including but not limited to the following:

•
in these investments, we may not have exclusive control over the development, financing, leasing, management, and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

•	joint venture agreements often restrict the transfer of a co-venturer’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•
we may not be in a position to exercise sole decision-making authority regarding the property or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales;

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

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. As a result our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Even if more than one party may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants.

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

•	amend our bylaws;

•	employ and compensate affiliates;

•	direct our resources toward investments, which ultimately may not appreciate over time;

•	change creditworthiness standards with respect to our tenants;

•	change our investment or borrowing policies;

•	determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT; and

•	suspend, modify or terminate the dividend reinvestment plan.

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

If we, or our subsidiary REIT, were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, the non-qualifying REIT would not be allowed a deduction for dividends paid to its stockholders in computing our taxable income and would be subject to U.S. federal income tax on its taxable income at corporate rates. Moreover, unless the non-qualifying REIT were to obtain relief under certain statutory provisions, the non-qualifying REIT also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of such additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax.

Changes in tax laws may eliminate the benefits of REIT status, prevent us from maintaining our qualification as a REIT, or otherwise adversely affect our stockholders.

New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. In particular, the Tax Cuts and Jobs Act ("H.R. 1"), which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which may be adverse or potentially adverse compared to prior law. H.R. 1 may also have an adverse effect on our current or potential tenants or the real estate industry generally, which could have an indirect impact on us. For example, H.R. 1 limits the ability of corporations to utilize net operating loss carryforwards and limits the deductibility of business interest for all taxpayers, subject to an exception for taxpayers that are engaged in certain specified real property trades or business who make an irrevocable election not to apply the limitation to a particular real property trade or business and to depreciate their real property investments held in such trade or business using the less favorable alternative depreciation system. To date, the IRS has issued only limited guidance with respect to certain of the provisions of H.R. 1, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Additional changes to tax laws are likely to continue to occur in the future. Accordingly, there is no assurance that we can continue to operate with the current benefits of our REIT status or that a change to the tax laws will not adversely affect the taxation of our stockholders. If there is a change in the tax laws that prevents us from qualifying as a REIT, that eliminates REIT status generally, or that requires REITs generally to pay corporate level income taxes, our results of operations may be adversely affected and we may not be able to make the same level of distributions to our stockholders, and changes to the taxation of our stockholders could have an adverse effect on an investment in our common stock.

Even if we qualify as a REIT, we may incur certain tax liabilities that would reduce our cash flow and impair our ability to make distributions.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes, which would reduce our cash available for distribution to our stockholders. For example, we will be subject to federal income tax on any undistributed taxable income. Further, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our net capital gain income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. If we realize net income from foreclosure properties that we hold primarily for sale to customers in the ordinary course of business, we must pay tax thereon at the highest corporate income tax rate, and if we sell a property, other than foreclosure property, that we are determined to have held for sale to customers in the ordinary course of business, any gain realized would be subject to a 100% “prohibited transaction” tax. The determination as to whether or not a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain safe-harbor provisions. The need to avoid prohibited transactions could cause us to forgo or defer sales of properties that might otherwise be in our best interest to sell. In addition, we own interests in certain taxable REIT subsidiaries that are subject to federal income taxation and we and our subsidiaries may be subject to state and local taxes on our income or property.

Differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code.

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by H.R. 1 may require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statements, unless the income is already subject to certain special methods of accounting under the Code. This could cause us to recognize taxable income prior to the receipt of the associated cash. H.R. 1 also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryfowards, each of which could potentially increase our taxable income and our required distributions.

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

The maximum income tax rate for dividends paid by corporations to individuals, trusts and estates is generally 20%. Dividends paid by REITs, however, (other than distributions we properly designate as capital gain dividends or as qualified dividend income) are taxed at the normal income tax rate applicable to the individual recipient (currently a maximum rate of 37%) rather than the 20% preferential rate, subject to a deduction equal to 20% of the amount of certain “qualified REIT dividends” that is available to noncorporate taxpayers through 2025, which has the effect of reducing the maximum effective income tax rate on qualified REIT dividends to 29.6%. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions, particularly after the scheduled expiration of the 20% deduction applicable to qualified REIT dividends on December 31, 2025.

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

As of December 31, 2017, we had total outstanding indebtedness of approximately $1.7 billion and a total debt to gross assets ratio of 34.3%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

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

Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2017, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

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

Currently, the outstanding draws on our $500 Million Unsecured 2015 Line of Credit are our only debt instruments that bear interest at a floating rate. All of our other debt is either fixed rate or has been effectively fixed through interest rate swap agreements. In addition, the outstanding draws under the $500 Million Unsecured 2015 Line of Credit, are subject to various length LIBOR locks; however, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

Changes in interest rates could have adverse effects on our cash flows as a result of our interest rate derivative contracts.

We have entered into various interest rate derivative agreements to effectively fix our exposure to interest rates under certain of our existing debt facilities. To the extent interest rates are higher than the fixed rate in the respective contract, we would realize cash savings as compared to other market participants. However, to the extent interest rates are below the fixed rate in the respective contract, we would make higher cash payments than other similar market participants, which would have an adverse effect on our cash flows as compared to other market participants.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2017.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2017, we owned interests in 67 in-service office properties and approximately 88% of our ALR was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of December 31, 2017 and 2016, our in-service portfolio was 89.7% and 94.2% leased, respectively, with an average lease term remaining as of each period end of approximately seven years. However, the 94.2% leased percentage as of December 31, 2016 decreased to approximately 91.9% on January 1, 2017 when two development properties and one re-development property (totaling approximately 700,000 square feet) were placed into service.

ALR (see Item 1. Business - "Information Regarding Disclosures Presented" above) related to our in-service portfolio was $561.3 million, or $32.84 per leased square foot, as of December 31, 2017 as compared with $576.1 million, or $32.39 per leased square foot, as of December 31, 2016. These rental rates are presented before consideration of the fact that several of our largest tenants self-perform various aspects of their building management; and therefore, we do not count those expenses in our gross rent calculations. If the costs of these functions are added to these leases, our average gross rent as of December 31, 2017, increases to almost $34.00 per leased square foot.

During the fourth quarter of 2017, Piedmont entered into two binding contracts to sell a total of 14 non-strategic properties, which subsequently closed on January 4, 2018 (the "2017 Disposition Portfolio"). As a result, as of the filing date, our portfolio consists of 53 office properties, comprised of approximately 16.5 million rentable square feet which are approximately 91.8% leased. As detailed below, approximately 91% of our ALR is now generated from our eight core markets listed above, with only three projects remaining outside of those core markets. Our average lease term remaining is still approximately seven years and our average lease size is approximately 20,000 square feet. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with 64.1% of our ALR derived from such tenants. No tenant accounts for more than 5% of our ALR, and our five largest tenants are State of New York, U.S. Bancorp, Independence Blue Cross, GE, and Nestle.
The tables below include statistics for our in-service properties that we owned directly or through our consolidated joint ventures as of December 31, 2017, after giving effect to the sale of the 2017 Disposition Portfolio. See further discussion of the 2017 Disposition Portfolio in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2017 after giving effect to the 2017 Disposition Portfolio:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Washington, D.C.	$69,693	1,947	13.8	72.2
New York	68,909	1,771	13.6	98.7
Atlanta	59,913	2,249	11.8	96.4
Minneapolis	56,000	1,833	11.0	93.8
Dallas	55,589	2,114	11.0	93.2
Chicago	52,768	1,453	10.4	96.3
Boston	48,391	1,594	9.5	98.6
Orlando	48,277	1,573	9.5	95.5
Other(1)	47,522	1,942	9.4	84.5
	$507,062	16,476	100.0	91.8

(1)	Includes 1901 Market Street in Philadelphia, Pennsylvania; 1430 Enclave Parkway and Enclave Place in Houston, Texas; and 800 North Brand Boulevard in Glendale,California.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2017 after giving effect to the 2017 Disposition Portfolio, during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
Available space	$—	—
2018	38,056	7.5
2019	58,894	11.6
2020	43,637	8.6
2021	30,291	6.0
2022	39,124	7.7
2023	31,362	6.2
2024	54,415	10.7
2025	21,612	4.3
2026	27,420	5.4
2027	45,505	9.0
2028	34,437	6.8
2029	21,232	4.2
Thereafter	61,077	12.0
	$507,062	100.0

Certain Restrictions Related to our Properties

Only two of our properties are held as collateral for debt. In addition, 2001 N.W. 64th Street, which was sold subsequent to December 31, 2017 as part of the 2017 Disposition Portfolio, was subject to a ground lease. Refer to Schedule III listed in the index of Item 15(a) of this report, which details the two properties held as collateral for debt facilities and one property subject to a ground lease as of December 31, 2017.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 20, 2018, there were 10,554 common stockholders of record of our common stock.

The high and low sales prices for our common stock, unadjusted for any dividends declared, and the dividends declared on our outstanding common stock to stockholders during 2017 and 2016 were as follows:

	2017 Quarters
	First	Second	Third	Fourth
High (1)	$23.08	$22.74	$21.48	$20.54
Low (1)	$20.42	$20.80	$19.75	$19.10
Dividend per common share (1)	$0.21	$0.21	$0.21	$0.71	(2)

	2016 Quarters
	First	Second	Third	Fourth
High	$20.49	$21.54	$22.28	$21.76
Low	$16.93	$19.36	$20.34	$18.61
Dividend per common share	$0.21	$0.21	$0.21	$0.21

(1)	The closing sales prices for each period listed above in fiscal year ended December 31, 2017, represent the actual closing prices and have not been adjusted to reflect dividends paid.

(2)	On December 13, 2017, Piedmont's board of directors declared a special dividend of $0.50 per share. The record date was December 26, 2017, and the payment was made on January 9, 2018.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the S&P 500 Index, the FTSE NAREIT Equity REITs Index, and the FTSE NAREIT Equity Office Index for the period beginning on December 31, 2012 through December 31, 2017. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2012	2013	2014	2015	2016	2017
Piedmont Office Realty Trust, Inc.	$100.00	$95.63	$113.93	$119.60	$138.28	$138.41
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
FTSE NAREIT Equity REITs	$100.00	$102.47	$133.35	$137.61	$149.33	$157.14
FTSE NAREIT Equity Office	$100.00	$105.57	$132.87	$133.25	$150.80	$158.71

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2017, we repurchased and retired 2,937,660 shares of our common stock (at an average price of $19.68(1) per share) as part of our stock repurchase plan. The remaining capacity of this plan is as follows for the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (2)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2017 to October 31, 2017	925	$19.38	925	$228,177
November 1, 2017 to November 30, 2017	577	$19.78	577	$216,751
December 1, 2017 to December 31, 2017	1,436	$19.84	1,436	$188,249	(2)
Total	2,938	$19.68	2,938

(1)
On December 13, 2017, Piedmont's board of directors declared a special dividend of $0.50 per share. The record date was December 26, 2017, and the payment was made on January 9, 2018. The average price paid per share has not been adjusted to reflect the special dividend.

(2)
Amounts available for purchase relate only to our stock repurchase plan, which was authorized on May 2, 2017. Our Board of Directors authorized the repurchase of up to $250 million of shares of our common stock pursuant to the stock repurchase plan between May 2, 2017 and May 2, 2019. See Note 19 to our accompanying consolidated financial statements for more information.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2017	2016	2015	2014	2013
Statement of Income Data:
Total revenues	$574,173	$555,715	$584,769	$566,252	$549,610
Property operating costs	$220,630	$218,934	$242,022	$239,431	$220,965
Depreciation and amortization	$194,655	$202,852	$195,389	$195,175	$166,070
Impairment loss on real estate assets	$46,461	$33,901	$43,301	$—	$—
General and administrative expenses	$31,130	$29,244	$30,346	$23,825	$21,695
Other income/(expense), inclusive of interest expense	$(63,622)	$(64,477)	$(72,158)	$(67,742)	$(68,682)
Income from continuing operations	$17,675	$6,307	$1,553	$40,079	$72,198
Income, impairment loss, and gain on sale of real estate assets from discontinued operations	$—	$—	$83	$1,216	$20,798
Gain on sale of real estate assets not classified as discontinued operations	$115,874	$93,410	$129,683	$870	$—
Net loss/(income) applicable to noncontrolling interest	$15	$15	$(15)	$(15)	$(15)
Net income applicable to Piedmont	$133,564	$99,732	$131,304	$42,150	$92,981
Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$0.92	$0.69	$0.87	$0.26	$0.44
Income from discontinued operations per share—basic and diluted	$—	$—	$—	$0.01	$0.13
Net income applicable to Piedmont per share—basic and diluted	$0.92	$0.69	$0.87	$0.27	$0.57
Cash dividends declared per common share	$1.34	$0.84	$0.84	$0.81	$0.80
Weighted-average shares outstanding—basic (in thousands)	145,044	145,230	150,538	154,452	165,013
Weighted-average shares outstanding—diluted (in thousands)	145,380	145,635	150,880	154,585	165,137
Balance Sheet Data (at period end):
Total assets	$3,999,967	$4,368,168	$4,361,511	$4,756,496	$4,627,189
Total stockholders’ equity	$1,986,489	$2,097,703	$2,123,420	$2,280,677	$2,431,019
Outstanding debt	$1,726,927	$2,020,475	$2,029,510	$2,269,922	$1,993,446
Ratio of Earnings to Fixed Charges	2.9	2.4	2.7	1.5	2.1
NAREIT Funds from Operations Data (1):
GAAP net income applicable to common stock	$133,564	$99,732	$131,304	$42,150	$92,981
Depreciation and amortization	193,904	202,268	194,943	195,345	170,158
Loss on consolidation	—	—	—	—	898
Impairment loss	46,461	33,901	43,301	—	13,381
Gain on sale- wholly-owned properties and unconsolidated partnerships	(119,557)	(93,410)	(129,682)	(963)	(26,880)
NAREIT Funds From Operations applicable to common stock (1)	$254,372	$242,491	$239,866	$236,532	$250,538
Acquisition costs	6	976	919	560	1,763
Loss on settlement of swaps	—	—	38	—	—
Net loss/(recoveries) of casualty loss and litigation settlements	—	(34)	278	(6,992)	(11,828)
Core Funds From Operations applicable to common stock (1)	$254,378	$243,433	$241,101	$230,100	$240,473
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,496	2,610	2,547	2,632	2,664
Depreciation of non real estate assets	809	841	755	508	406
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(28,067)	(26,609)	(20,305)	(33,848)	(23,375)
Stock-based and other non-cash compensation	6,139	5,620	7,090	3,975	1,590
Acquisition costs	(6)	(976)	(919)	(560)	(1,763)
Non-incremental capital expenditures	(35,437)	(35,568)	(44,136)	(84,630)	(102,977)
Adjusted Funds From Operations applicable to common stock (1)	$200,312	$189,351	$186,133	$118,177	$117,018

(1)
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our audited consolidated financial statements and notes thereto as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Overview

Over the last several years, we have been actively managing the composition of our portfolio to further concentrate our holdings in selected sub-markets within the following markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. We recently substantively completed this strategy by disposing of 14 non-strategic properties on January 4, 2018 (the "2017 Disposition Portfolio") for approximately $426 million in gross proceeds, with the potential for an additional $4.5 million depending upon whether certain leasing activity is completed during early 2018. The net proceeds from the 2017 Disposition Portfolio were used to repay debt, to repurchase shares of our common stock pursuant to our stock repurchase plan, and to acquire Norman Pointe I, a $35 million value-add asset located in close proximity to our existing Minneapolis assets (see Note 3 to our accompanying consolidated financial statements).

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2015 Line of Credit as our primary sources of immediate liquidity. Using the net proceeds from the 2017 Disposition Portfolio mentioned above, as well as cash on hand and borrowings under our $500 Million Unsecured 2015 Line of Credit, we repaid on January 4, 2018, without penalty, $470 million of unsecured term loans, which were scheduled to mature in 2018 and 2019, thereby reducing our total debt-to-gross assets ratio to approximately 30%. As of the filing date, we have $178.0 million of unused capacity under our line of credit. When necessary, we may renew and extend our line of credit, and seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital are highly dependent on market conditions.
Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2017 and 2016, we incurred the following types of capital expenditures (in thousands):

	December 31, 2017	December 31, 2016
Capital expenditures for new development	$6,490	$18,886
Capital expenditures for redevelopment/ renovations	980	8,532
Other capital expenditures, including tenant improvements	72,361	82,810
Total capital expenditures (1)	$79,831	$110,228

(1)
Of the total amounts paid, approximately $0.3 million and $7.1 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2017 and 2016, respectively.

"Capital expenditures for new development" relate to new office development projects. During the years ended December 31, 2017 and 2016, such expenditures primarily related to the construction of 500 TownPark, our now complete, approximately 134,000 square foot, approximately 90% leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida.

"Capital expenditures for redevelopment/renovations" during both the year ended December 31, 2017 and 2016 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease or maintain our existing portfolio of office properties.

Piedmont classifies its tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). After excluding the properties sold in January 2018 as part of the 2017 Disposition Portfolio, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio total approximately $38.6 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures (exclusive of the 2017 Disposition Portfolio) for tenant improvements associated with executed leases totaled approximately $14.1 million as of December 31, 2017.

In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during year ended December 31, 2017, we committed to spend approximately $3.11 and $1.54 per square foot per year of lease term for tenant improvement allowances (net of expiring lease commitments) and leasing commissions, respectively, and for those executed during the year ended December 31, 2016, we committed to spend approximately $3.54 and $1.57 per square foot per year of lease term for tenant improvement allowances (net of expiring lease commitments) and leasing commissions, respectively. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are several other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, our Board of Directors has authorized a stock repurchase program, pursuant to which we may use capital resources to repurchase shares of our common stock from time to time. During the fourth quarter 2017, we repurchased 2.9 million shares at an average unadjusted price per share of $19.68. As of December 31, 2017, we had approximately $188.2 million of capacity for future stock repurchases. Finally, with the payoff of $470 million of debt on January 4, 2018, we have no scheduled debt maturities over the next 15 months; however, on a longer term basis, we expect to use capital to pay down our line of credit and to repay other debt obligations when they become due.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. On January 9, 2018 we paid a one-time special dividend of approximately $71.5 million, or $0.50 per share to our stockholders of record on December 26, 2017. The payment of the special dividend was a direct result of an approximately $120 million taxable gain realized from our sale of the Two Independence Square asset located in Washington, D.C. during the year ended December 31, 2017. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations (2017 vs. 2016)

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis increased from $0.69 for the year ended December 31, 2016 to $0.92 for the year ended December 31, 2017 due to $115.9 in gain on sale of real estate assets due primarily to the significant gain recognized on the sale of the Two Independence Square building of $109.5 million during the year ended December 31, 2017, as compared to the gain on sale of eight properties sold during 2016 totaling $93.4 million. The increase was also due to a $15.9 million increase in rental income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of new leases commencing during 2016 and 2017 across our portfolio.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2017 vs. the year ended December 31, 2016

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2017	% of Revenues	December 31, 2016	% of Revenues	Variance
Revenue:
Rental income	$475.8		$459.9		$15.9
Tenant reimbursements	96.7		93.9		2.8
Property management fee revenue	1.7		1.9		(0.2)
Total revenues	574.2	100%	555.7	100%	18.5
Expense:
Property operating costs	220.6	38%	218.9	39%	1.7
Depreciation	119.3	21%	127.7	23%	(8.4)
Amortization	75.4	13%	75.1	14%	0.3
Impairment losses on real estate assets	46.5	8%	33.9	6%	12.6
General and administrative	31.1	6%	29.3	5%	1.8
Real estate operating income	81.3	14%	70.8	13%	10.5
Other income (expense):
Interest expense	(68.1)	12%	(64.9)	12%	(3.2)
Other income/(expense)	0.7	—%	—	—%	0.7
Net recoveries from casualty events	—	—%	—	—%	—
Equity in income of unconsolidated joint ventures	3.8	1%	0.4	—%	3.4
Income from continuing operations	$17.7	3%	$6.3	1%	$11.4
Gain on sale of real estate assets	$115.9		$93.4		$22.5

Revenue

Rental income increased approximately $15.9 million for the year ended December 31, 2017 as compared to the same period in the prior year. The increase is primarily attributable to new leases commencing during 2016 and 2017 across our portfolio, partially offset by net property sales activity since January 1, 2016.

Tenant reimbursements increased approximately $2.8 million for the year ended December 31, 2017 as compared to the same period in the prior year. The variance was primarily attributable to increased average economic occupancy and the resulting increase in recoverable operating expenses. In addition, tenant reimbursements for the year ended December 31, 2017 include the non-recurring settlement receipt of approximately $0.6 million of prior period reimbursements as a result of a favorable court ruling related to a tenant dispute.

Expense

Property operating costs increased approximately $1.7 million for the year ended December 31, 2017 as compared to the same period in the prior year, primarily due to increased average economic occupancy and the resulting increase in recoverable operating expenses, namely property tax expense of approximately $2.5 million. This increase was partially offset by a decrease in non-recoverable operating expenses of $0.8 million across our portfolio of properties as compared to the prior period.

Depreciation expense decreased approximately $8.4 million for the year ended December 31, 2017 compared to the same period in the prior year due primarily to the sale of the 606,000 square foot, Two Independence Square building in July 2017.

Amortization expense increased approximately $0.3 million for the year ended December 31, 2017 compared to the same period in the prior year. Of the total variance, approximately $10.3 million of expense is due to additional amortization of intangible lease assets recognized as part of acquiring new properties during 2016 and 2017. This increase was almost entirely offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2016, or sold as part of our net property sales activity.

During the year ended December 31, 2017, we recognized a non-recurring impairment charge related to the 2017 Disposition Portfolio totaling approximately $46.5 million, which closed in January 2018. During the year ended December 31, 2016, we recognized non-recurring impairment charges related to our 150 West Jefferson building located in Detroit, Michigan, and our 9200, 9211, and 9221 Corporate Boulevard buildings located in Rockville, Maryland totaling approximately $33.9 million (see Note 9 for details).

General and administrative expenses increased approximately $1.8 million for the year ended December 31, 2017 compared to the same period in the prior year primarily due to increased accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense increased approximately $3.2 million for the year ended December 31, 2017 as compared to the same period in the prior year. Approximately $4.4 million of the increase is due to placing our development projects into service in 2017, which caused associated interest to be expensed rather than be capitalized as part of the development. This increase is offset by lower net interest resulting from repayments of debt during the current year, specifically the secured debt on our 1201 and 1225 Eye Street buildings in Washington, D.C.

Equity in income of unconsolidated joint ventures increased approximately $3.4 million for the year ended December 31, 2017 as compared to the same period in the prior year. The increase is primarily due to the recognition of our portion of the gain on the sale of our last unconsolidated joint venture property, the 8560 Upland Drive building in Denver, Colorado.

Gain on sale of real estate assets, net, during the year ended December 31, 2017 represents the gain recognized on the sale of the Sarasota Commerce Center II in Sarasota, Florida and the Two Independence Square building. During the year ended December 31, 2016, gain on sale of real estate assets, net, is comprised of the following sold properties: 1055 East Colorado Boulevard in Pasadena, California; Fairway Center II in Brea, California; 1901 Main Street in Irvine, California; 9221 Corporate Boulevard; 150 West Jefferson; 9200 and 9211 Corporate Boulevard; 11695 Johns Creek Parkway in Johns Creek, Georgia, and Braker Pointe III in Austin, Texas.

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

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2016 vs. the year ended December 31, 2015

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2016 and 2015, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2016	% of Revenues	December 31, 2015	% of Revenues	Variance
Revenue:
Rental income	$459.9		$468.9		$(9.0)
Tenant reimbursements	93.9		113.9		(20.0)
Property management fee revenue	1.9		2.0		(0.1)
Total revenues	555.7	100%	584.8	100%	(29.1)
Expense:
Property operating costs	218.9	39%	242.0	41%	(23.1)
Depreciation	127.7	23%	134.5	23%	(6.8)
Amortization	75.1	14%	60.9	11%	14.2
Impairment loss on real estate assets	33.9	6%	43.3	7%	(9.4)
General and administrative expense	29.3	5%	30.4	5%	(1.1)
Real estate operating income	70.8	13%	73.7	13%	(2.9)
Other income (expense):
Interest expense	(64.9)	12%	(74.0)	13%	9.1
Other income/(expense)	—	—%	1.6	—%	(1.6)
Net loss from casualty events	—	—%	(0.3)	—%	0.3
Equity in income of unconsolidated joint ventures	0.4	—%	0.6	—%	(0.2)
Income from continuing operations	$6.3	1%	$1.6	—%	$4.7
Income from discontinued operations	$—		$0.1		$(0.1)
Gain on sale of real estate assets	$93.4		$129.7		$(36.3)

Revenue

Rental income decreased approximately $9.0 million for the year ended December 31, 2016 as compared to the same period in the prior year primarily due to net property sales activity since January 1, 2015, which included the sale of our then-largest asset, Aon Center, during the fourth quarter of 2015. The net property sales activity contributed approximately $24.9 million to the variance; however, new leases commencing during 2015 and 2016 across our portfolio provided additional revenue of approximately $15.5 million which substantially offset the decrease.

Tenant reimbursements decreased approximately $20.0 million for the year ended December 31, 2016 as compared to the same period in the prior year. The decrease was primarily driven by net property sales activity during 2015 and 2016, which contributed approximately $24.5 million to the variance. This decrease in reimbursement income was partially offset by the expiration of operating expense abatements for certain of our tenants, coupled with increased reimbursements due to occupancy gains across our portfolio.

Expense

Property operating costs decreased approximately $23.1 million for the year ended December 31, 2016 as compared to the same period in the prior year due to net property sales activity during 2015 and 2016.

Depreciation expense decreased approximately $6.8 million for the year ended December 31, 2016 compared to the same period in the prior year. Approximately $14.3 million of the variance was attributable to net property sales activity during 2015 and 2016, partially offset by approximately $5.0 million of depreciation on additional tenant and building improvements placed in service subsequent to January 1, 2015, as well as a $1.2 million increase in expense in the current year associated with accelerated depreciation due to lease modifications or terminations as compared to the prior year.

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

During the year ended December 31, 2016, we recognized impairment charges to adjust the carrying values of our 150 West Jefferson building and our 9200, 9211, and 9221 Corporate Boulevard buildings to their estimated fair values in conjunction with changes in hold period assumptions for these assets. The total impairment loss recognized during the year ended December 31, 2016 was approximately $33.9 million (see Note 9 for details). During the year ended December 31, 2015, we recognized impairment charges of $43.3 million related to our 2 Gatehall Drive building in Parsippany, New Jersey and our Eastpoint I & II buildings in Mayfield Heights, Ohio.

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

During the year ended December 31, 2016, gain on sale of real estate assets, net, is comprised of the following sold properties: 1055 East Colorado Boulevard; Fairway Center II; 1901 Main Street; 9221 Corporate Boulevard; 150 West Jefferson; 9200 and 9211 Corporate Boulevard; 11695 Johns Creek Parkway; and Braker Pointe III. During the year ended December 31, 2015, gain on sale of real estate assets, net, is comprised of the following sold properties: 3900 Dallas Parkway in Plano, Texas; 5601 Headquarters Drive in Plano, Texas; River Corporate Center in Tempe, Arizona; Copper Ridge Center in Lyndhurst, New Jersey; Eastpoint I & II in Mayfield Heights, Ohio; 3750 Brookside Parkway in Alpharetta, Georgia; Chandler Form in Chandler, Arizona; Aon Center in Chicago, Illinois; and 2 Gatehall Drive in Parsippany, New Jersey.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2017	Per Share (1)	2016	Per Share(1)	2015	Per Share(1)
GAAP net income applicable to common stock	$133,564	$0.92	$99,732	$0.69	$131,304	$0.87
Depreciation of real assets (2)	118,577	0.82	127,129	0.87	133,992	0.89
Amortization of lease-related costs (2)	75,327	0.52	75,139	0.52	60,951	0.40
Impairment loss on real estate assets	46,461	0.32	33,901	0.23	43,301	0.29
Gain on sale- wholly-owned properties	(115,874)	(0.80)	(93,410)	(0.64)	(129,682)	(0.86)
Gain on sale- unconsolidated partnerships	(3,683)	(0.03)	—	—	—	—
NAREIT Funds From Operations applicable to common stock	$254,372	$1.75	$242,491	$1.67	$239,866	$1.59
Adjustments:
Acquisition costs	6	—	976	—	919	0.01
Loss on settlement of swaps	—	—	—	—	38	—
Net loss/(recoveries) from casualty events	—	—	(34)	—	278	—
Core Funds From Operations applicable to common stock	$254,378	$1.75	$243,433	$1.67	$241,101	$1.60
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Unsecured Senior Notes	2,496		2,610		2,547
Depreciation of non real estate assets	809		841		755
Straight-line effects of lease revenue (2)	(21,492)		(21,544)		(15,734)
Stock-based and other non-cash compensation	6,139		5,620		7,090
Net effect of amortization of below-market in-place lease intangibles	(6,575)		(5,065)		(4,571)
Acquisition costs	(6)		(976)		(919)
Non-incremental capital expenditures (3)	(35,437)		(35,568)		(44,136)
Adjusted Funds From Operations applicable to common stock	$200,312		$189,351		$186,133
Weighted-average shares outstanding – diluted	145,380		145,635		150,880

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties (including discontinued operations), as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the years ended December 31, 2017 and December 31, 2016, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net income applicable to Piedmont (GAAP basis)	$133,564	$99,732	$133,564	$99,732

Net income applicable to noncontrolling interest	(15)	(15)	(15)	(15)
Interest expense	68,124	64,860	68,124	64,860
Depreciation (1)	119,386	127,970	119,386	127,970
Amortization (1)	75,327	75,139	75,327	75,139
Acquisition costs	6	976	6	976
Impairment loss on real estate assets (1)	46,461	33,901	46,461	33,901
Net recoveries from casualty events	—	(34)	—	(34)
Gain on sale of real estate assets, net (1)	(119,557)	(93,410)	(119,557)	(93,410)
General & administrative expenses(1)	31,186	29,306	31,186	29,306
Management fee revenue	(872)	(1,034)	(872)	(1,034)
Other income(1)	(303)	(458)	(303)	(458)
Straight-line rent effects of lease revenue(1)	(21,492)	(21,544)
Amortization of lease-related intangibles(1)	(6,575)	(5,065)

Property NOI	$325,240	$310,324	$353,307	$336,933

Net operating income from:
Acquisitions(2)	(18,385)	(7,333)	(29,216)	(9,175)
Dispositions(3)	(11,431)	(32,550)	(11,491)	(33,761)
Other investments(4)	(371)	(497)	(2,987)	(1,311)

Same Store NOI	$295,053	$269,944	$309,613	$292,686

Change period over period in Same Store NOI	9.3%	N/A	5.8%	N/A

(1)	Includes amounts attributable to consolidated properties, including discontinued operations, and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of CNL Center I and CNL Center II in Orlando, Florida, purchased on August 1, 2016; One Wayside Road in Burlington, Massachusetts, purchased on August 10, 2016; Galleria 200 in Atlanta, Georgia, purchased on October 7, 2016; 750 West John Carpenter Freeway in Irving, Texas, purchased on November 30, 2016; and Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017.

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

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the United States. Property NOI attributable to each of our geographical regions for the years ended December 31, 2017 and 2016 was as follows:

	Cash Basis		Accrual Basis
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Washington, D.C.	$44,795	$49,181	$53,125	$60,878
New York	40,884	39,335	39,617	37,567
Chicago	36,014	29,489	37,570	33,064
Atlanta	33,216	28,930	39,378	33,871
Minneapolis	26,300	24,686	24,932	23,713
Dallas	29,901	26,907	31,461	27,518
Boston	35,914	34,451	40,721	34,381
Orlando	25,206	16,728	30,384	19,671
Other (1)	53,010	60,617	56,119	66,270
	$325,240	$310,324	$353,307	$336,933

(1)	Includes amounts attributable to corporate entities, as well as properties outside of our core operating markets.

We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of December 31, 2017, our average lease was approximately 20,000 square feet with approximately seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between markets, between buildings, and between tenants within a given market depending on when a particular lease is scheduled to expire.

Leased Percentage

As of December 31, 2017, our in-service portfolio of 67 office properties was 89.7% leased, down from 94.2% leased as of December 31, 2016, due primarily to placing three recently completed development properties totaling 700,000 square feet in service on January 1, 2017, as well as the expiration of two large tenant leases and sale of a 100% leased, 606,000 square foot, asset in our Washington, D.C. portfolio during the year ended December 31, 2017. Our occupancy increased to 91.8% after the close of the 2017 Disposition Portfolio on January 4, 2018. As of December 31, 2017, scheduled lease expirations for the portfolio as a whole for 2018 after consideration of the 2017 Disposition Portfolio were modest, representing approximately 7.5% of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of various occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2017, we had approximately 400,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 1.2 million square feet of commenced leases that were in some form of rental and/or operating expense abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and larger than industry average tenant model result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter and year over year basis.

Same Store NOI increased 9.3% and 5.8% on a cash and accrual basis, respectively, during the year ended December 31, 2017, as compared to the same period in the prior year. These increases are primarily the result of lease commencements (accrual basis) and the expiration of rental abatements associated with new leases (cash basis). In addition, Same Store NOI on both an accrual and cash basis were favorably impacted by the receipt of restructuring fees and the recovery of prior year reimbursement income as a result of the resolution of a tenant dispute during the year ended December 31, 2017. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 10 “Commitments and Contingencies” (specifically related to Operating Lease Obligations) of the accompanying consolidated financial statements. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the table found in Contractual Obligations below.

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, we record the fair value of properties (plus any related acquisition costs) allocated based on relative fair value as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We test the carrying value of our goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. We internally evaluate our consolidated financial position and all of our operations as one reporting unit. In conjunction with performing the annual impairment test of goodwill as of December 31, 2017, we early adopted the provisions of the Accounting Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04") issued by the Financial Accounting Standards Board (the "FASB"). Beginning with the 2017 annual test of goodwill impairment, we will no longer perform a "Step 2" analysis if, after assessing the totality of events or circumstances, we conclude that the goodwill balance may be impaired for any reporting unit. A Step 2 analysis requires an entity to calculate the implied fair value of existing goodwill, as compared to its carrying amount. Instead, if we determine during the qualitative analysis that it is more likely than not that the goodwill is impaired, then we will recognize a goodwill impairment loss by the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). We have determined through the process noted above that there are no issues of impairment related to our goodwill as of December 31, 2017, and there were no changes in the carrying amount of our goodwill during the year ended December 31, 2017.

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

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. Changes in the estimated fair values of derivatives designated as cash flow hedges that do not qualify for hedge accounting treatment, if any, would be recorded as gain/(loss) on interest rate swap in the consolidated statements of income. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as interest expense in the consolidated income statements as incurred. When Piedmont settles forward starting swap agreements for gains/losses, the result is recorded as accumulated other comprehensive income and is amortized as an offset/increase to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). All of our interest rate derivative agreements as of December 31, 2017 are designated as effective cash flow hedges. See Note 7 to our accompanying consolidated financial statements for further detail on our interest rate derivatives.

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

Accounting Pronouncements Adopted during the Year Ended December 31, 2017

As mentioned in Goodwill above, we early adopted the provisions of ASU 2017-04 on a prospective basis beginning with the annual test of impairment as of December 31, 2017. The provisions in ASU 2017-04 simplify the testing of goodwill for impairment and the implementation did not result in any change to current or previously reported information. Additionally, as of December 31, 2017, we early adopted the provisions of FASB Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) in the accompanying consolidated statements of cash flows for all years presented on a retrospective basis. See Note 15 to our accompanying consolidated financial statements for additional required disclosures.

Other Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09, which are further clarified in ASUs 2016-08,10, 12, 20 and 2017-13 and 14 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Substantially all of our total revenues are derived from either long-term leases with our tenants or reimbursement of operating expenses, which are excluded, or expected to be excluded, from the scope of the Revenue Recognition Amendments. Our revenues which fall under the scope of the Revenue Recognition Amendments, which are effective in the first quarter of 2018 for us, include our property management fee revenues and certain of our parking and fiber or antennae fee income arrangements. Lease contracts and reimbursement revenues (provided certain conditions are met) are specifically excluded, or expected to be excluded, from the scope of the Revenue Recognition Amendments. Management has substantially completed its assessment of the impact of adoption of the Revenue Recognition Amendments and based on its assessment to date, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets. ASU 2017-05 is effective concurrent with the Revenue Recognition Amendments (detailed above), which will be the first quarter of 2018 for us. Although management continues to evaluate the guidance and disclosures required by ASU 2017-05, we do not anticipate a material change in how we recognize, measure, or classify the gains or losses on the disposition of real estate in our consolidated financial statements as a result of adoption.

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

The FASB has issued ASU 2016-02, which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis; however, ASU 2016-02 currently defines certain tenant reimbursements as non-lease components which will be subject to the guidance under ASU 2014-09; however under proposed Topic 842, lessors may elect a practical expedient not to separate components in a lease contract provided certain components are met. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and we are currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for us in first quarter 2019, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which we will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While management continues to assess all potential impacts of the standard, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2017, other than a consulting agreement with our former Chief Investment Officer ("CIO"), Raymond L. Owens. Mr. Owens retired effective June 30, 2017, but will remain a consultant for us over the next three years and will earn $18,500 per month. During the year ended December 31, 2017, we incurred approximately $111,000 related to this consulting agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Long-term debt (1)	$1,733,670	$170,882	(2)	$625,086	(3) (4) (5)	$187,702	$750,000
Operating lease obligations (6)	2,811	93		186		186	2,346
Total	$1,736,481	$170,975		$625,272		$187,888	$752,346

(1)
Amounts include principal payments only and balances outstanding as of December 31, 2017, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $67.6 million during the year ended December 31, 2017, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 5 of our accompanying consolidated financial statements.

(2)	Includes the balance of the $170 Million Unsecured 2015 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(3)
Includes the balance outstanding as of December 31, 2017 of the $500 Million Unsecured 2015 Line of Credit. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(4)	Includes the balance of the $300 Million Unsecured 2013 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(5)
Includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.35% through maturity. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $10.1 million per annum in total interest expense (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through maturity in January 2020.

(6)
The 2001 NW 64th Street building in Ft. Lauderdale, Florida is subject to a ground lease with an expiration date in 2048. The aggregate remaining payments required under the terms of this operating lease as of December 31, 2017 is presented above. On January 4, 2018, Piedmont closed on the sale of the 2001 NW 64th Street building as part of a portfolio disposition (see Note 14). The purchaser assumed the ground lease and, as such, Piedmont will have no future operating lease obligations associated with this property.

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

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2017, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2018		2019		2020		2021	2022	Thereafter	Total
Maturing debt:
Variable rate repayments	$170,000	(2)	$23,000	(3)	$—		$—	$—	$—	$193,000
Variable rate average interest rate (1)	2.54%		2.57%		—%		—%	—%	—%	2.54%
Fixed rate repayments	$882		$301,014	(4)	$301,072	(5)	$27,702	$160,000	$750,000	$1,540,670
Fixed rate average interest rate (1)	5.55%		2.79%		3.36%		5.55%	3.48%	3.96%	3.59%

(1)	See Note 5 to our accompanying consolidated financial statements for further details on our debt structure.

(2)	Includes the balance of the $170 Million Unsecured 2015 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(3)
Includes the balance of our $500 Million Unsecured 2015 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020), provided we are not then in default and upon payment of extension fees.

(4)	Includes the balance of the $300 Million Unsecured 2013 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(5)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 3.35% through maturity.

As of December 31, 2016, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2017	2018		2019		2020		2021	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$170,000	(2)	$178,000		$—		$—	$—	$348,000
Variable rate average interest rate (1)	—%	1.78%		1.74%		—%		—%	—%	1.76%
Fixed rate repayments	$140,834	$960		$301,014	(3)	$301,072	(4)	$27,702	$910,000	$1,681,582
Fixed rate average interest rate (1)	5.76%	5.55%		2.79%		3.36%		5.55%	3.88%	3.77%

(1)	See Note 5 of our accompanying consolidated financial statements for further details on our debt structure.

(2)	Includes the balance of the $170 Million Unsecured 2015 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(3)
The amount includes the $300 Million Unsecured 2013 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, absent any changes to Piedmont's credit rating, the rate on this facility to 2.78%. On January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(4)
The amount includes the $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, the rate on this facility to 3.35% through January 15, 2020.

As of December 31, 2017 and December 31, 2016, the estimated fair value of our debt above was approximately $1.8 billion and $2.0 billion, respectively. Our interest rate swap agreements in place at December 31, 2017 and December 31, 2016 carried a notional amount totaling $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89%. Subsequent to December 31, 2017, we settled six of our interest rate swap agreements with a total notional amount of $300 million, in conjunction with the repayment of the $300 Million Unsecured 2013 Term Loan mentioned above. As a result of the settlement, Piedmont received approximately $0.8 million from its counterparties for settlement of swaps and will recognize a net, non-cash loss of approximately $1.1 million in its statement of operations in 2018 (see Note 7 to our accompanying consolidated financial statements for further information).

The variable rate debt outstanding as of December 31, 2017 is based on LIBOR or the prime rate plus a specified margin as elected by us at certain intervals. An increase in the variable interest rate on the variable-rate facilities constitutes a market risk, as a change in rates would increase or decrease interest expense incurred and therefore cash flows available for distribution to stockholders. The current stated interest rate spread on the $500 Million Unsecured 2015 Line of Credit and the $170 Million Unsecured 2015 Term Loan is LIBOR plus 1.00% and 1.125%, respectively (based on our current corporate credit rating). On January 4, 2018, we fully repaid the $170 Million Unsecured 2015 Term Loan.

A change in the market interest rate on the fixed, or effectively fixed, portion of our debt portfolio impacts the estimated fair value of the instrument but has no impact on interest incurred or cash flows. However, as of December 31, 2017, a 1% increase in interest rates on our variable rate debt outstanding would have increased interest expense approximately $1.9 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2017 or 2016.

As previously reported on our Current Report on Form 8-K filed with the SEC on January 16, 2018, on January 10, 2018, we notified Ernst & Young LLP of its dismissal as our independent registered public accounting firm, which will become effective as of the close of business on the day we publicly file our audited consolidated financial statements for the fiscal year ended December 31, 2017. Also on January 10, 2018, upon the recommendation of our Audit Committee, we engaged Deloitte and Touche, LLP as our independent registered public accounting firm to perform audit services for the fiscal year ended December 31, 2018.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2017, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

Management constantly monitors and reviews our internal control over financial reporting; however, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s Web site at http://www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of February, 2018.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
President, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 21, 2018
Frank C. McDowell

/s/ WESLEY E. CANTRELL	Director	February 21, 2018
Wesley E. Cantrell

/s/ BARBARA B. LANG	Director	February 21, 2018
Barbara B. Lang

/s/ RAYMOND G. MILNES, JR.	Director	February 21, 2018
Raymond G. Milnes, Jr.

/s/ JEFFREY L. SWOPE	Director	February 21, 2018
Jeffrey L. Swope

/s/ DALE H. TAYSOM	Director	February 21, 2018
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 21, 2018
Kelly H. Barrett

/s/ DONALD A. MILLER, CFA	President and Director	February 21, 2018
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 21, 2018
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 21, 2018
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2017 FORM 10-K
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

3.5	Amended and Restated Bylaws of Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 9, 2017)

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

10.1
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership dated June 27, 2001, by and between the Operating Partnership and Wells Real Estate Investment Fund XIII, L.P. (incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 3 to the Company’s Form S-11 Registration Statement (Commission File No. 333-44900), filed on July 23, 2001)

10.2
Amended and Restated Promissory Note dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.3
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1201 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.4
Amended and Restated Promissory Note dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.5
Amended and Restated Deed of Trust, Security Agreement and Fixture Filing dated November 1, 2007, by 1225 Eye Street, N.W. Associates LLC for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2007 filed on March 26, 2008)

10.6
Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.119 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.7
First Amendment to Limited Liability Company Agreement for 1201 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.120 to Post-Effective Amendment No. 6 to Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.8
Limited Liability Company Agreement for 1225 Eye Street, N.W. Associates, LLC dated September 27, 2002 (incorporated by reference to Exhibit 10.121 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.9
First Amendment to Limited Liability Company Associates for 1225 Eye Street, N.W. Associates, LLC (incorporated by reference to Exhibit 10.122 to Post-Effective Amendment No. 6 to the Company’s Form S-11 Registration Statement (Commission File No. 333-85848), filed on December 17, 2003)

10.10
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.11
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.12
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.13
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.14*
Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.15*
Amendment Number One to the Piedmont Office Realty Trust, Inc. 2007 Omnibus Incentive Plan (f/k/a the Wells Real Estate Investment Trust, Inc. 2007 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed on August 9, 2011)

10.16*
Long-Term Incentive Program (as amended and restated effective April 27, 2016) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed on August 3, 2016)

10.17*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.18*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.19*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.20*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.21*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective April 28, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on July 29, 2015)

10.22*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.23*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.24*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.25*
Employment Agreement dated May 14, 2007, by and between the Company and Carroll A. “Bo” Reddic, IV (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

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

10.28*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.29*
Consulting Agreement, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.30*
Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.31
Term Loan Agreement, dated as of November 22, 2011, among the Operating Partnership, as Borrower, the Company, as Parent, JP Morgan Securities, LLC, and SunTrust Robinson Humphrey, Inc., as Joint-Lead Arrangers and Book Runners, JPMorgan Chase Bank as Administrative Agent, SunTrust Bank as Syndication Agent, Wells Fargo Bank as Documentation Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 29, 2011)

10.32
Amendment No. 1 to Term Loan Agreement, dated as of August 21, 2012, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank as Administrative Agent, and the other banks party thereto as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2012)

10.33
Amendment No. 2 To Term Loan Agreement, dated as of August 21, 2014, among the Operating Partnership, as Borrower, the Company, as Parent, J.P. Morgan Securities, LLC and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the financial institutions party thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2014)

10.34
Term Loan Agreement, dated as of December 18, 2013, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Joint Book Runners and Joint Lead Arrangers, U.S. Bank, N.A., as Agent, SunTrust Bank as Syndication Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 19, 2013)

10.35
Term Loan Agreement, dated as of March 27, 2015, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers; JPMorgan Chase Bank, as Agent; U.S. Bank National Association, as Syndication Agent; SunTrust Bank, as Documentation Agent; and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015)

10.36
Revolving Credit Agreement dated June 18, 2015, by and among Piedmont Operating Partnership, LP, the Registrant, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, PNC Capital Markets LLC, SunTrust Bank, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.37
Loan Agreement dated as of June 23, 2015 between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.38	Open-End Mortgage and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.39*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.40*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.41*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.42	First Amendment to the Loan Agreement between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Identifies each management contract or compensatory plan required to be filed.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Office Realty Trust, Inc. at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Ernst & Young LLP
We have served as the Company's auditor since 2002.

Atlanta, Georgia
February 21, 2018

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Piedmont Office Realty Trust, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Piedmont Office Realty Trust, Inc. management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/S/ Ernst & Young LLP
Atlanta, Georgia
February 21, 2018

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$544,794	$542,640
Buildings and improvements, less accumulated depreciation of $785,206 and $700,304 as of December 31, 2017 and December 31, 2016, respectively	2,418,023	2,442,178
Intangible lease assets, less accumulated amortization of $99,145 and $109,152 as of December 31, 2017 and December 31, 2016, respectively	77,805	99,695
Construction in progress	11,710	34,460
Real estate assets held for sale, net	332,410	612,719
Total real estate assets	3,384,742	3,731,692
Investment in and amounts due from unconsolidated joint venture	10	7,360
Cash and cash equivalents	7,382	6,992
Tenant receivables, net of allowance for doubtful accounts of $539 and $197 as of December 31, 2017 and December 31, 2016, respectively	12,139	26,494
Straight-line rent receivables	163,160	136,862
Restricted cash and escrows	1,373	1,212
Prepaid expenses and other assets	22,517	23,281
Goodwill	98,918	98,918
Interest rate swaps	688	—
Deferred lease costs, less accumulated amortization of $183,740 and $159,531 as of December 31, 2017 and December 31, 2016, respectively	261,907	276,725
Other assets held for sale, net	47,131	58,632
Total assets	$3,999,967	$4,368,168
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $7,689 and $10,269 as of December 31, 2017 and December 31, 2016, respectively	$1,535,311	$1,687,731
Secured debt, net of premiums and unamortized debt issuance costs of $946 and $1,161 as of December 31, 2017 and December 31, 2016, respectively	191,616	332,744
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	216,653	165,410
Deferred income	29,582	28,406
Intangible lease liabilities, less accumulated amortization of $55,847 and $48,377 as of December 31, 2017 and December 31, 2016, respectively	38,458	47,537
Interest rate swaps	1,478	8,169
Other liabilities held for sale, net	380	468
Total liabilities	2,013,478	2,270,465
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2017 or December 31, 2016	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2017 or December 31, 2016	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 142,358,940 shares issued and outstanding as of December 31, 2017; and 145,235,313 shares issued and outstanding at December 31, 2016	1,424	1,452
Additional paid-in capital	3,677,360	3,673,128
Cumulative distributions in excess of earnings	(1,702,281)	(1,580,863)
Other comprehensive income	8,164	2,104
Piedmont stockholders’ equity	1,984,667	2,095,821
Noncontrolling interest	1,822	1,882
Total stockholders’ equity	1,986,489	2,097,703
Total liabilities and stockholders’ equity	$3,999,967	$4,368,168
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$475,777	$459,890	$468,872
Tenant reimbursements	96,711	93,961	113,881
Property management fee revenue	1,685	1,864	2,016
	574,173	555,715	584,769
Expenses:
Property operating costs	220,630	218,934	242,022
Depreciation	119,288	127,733	134,503
Amortization	75,367	75,119	60,886
Impairment loss on real estate assets	46,461	33,901	43,301
General and administrative	31,130	29,244	30,346
	492,876	484,931	511,058
Real estate operating income	81,297	70,784	73,711
Other income (expense):
Interest expense	(68,124)	(64,860)	(73,998)
Other income/(expense)	657	(13)	1,565
Net recoveries/(loss) from casualty events	—	34	(278)
Equity in income of unconsolidated joint ventures	3,845	362	553
	(63,622)	(64,477)	(72,158)
Income from continuing operations	17,675	6,307	1,553
Discontinued operations:
Operating income	—	—	84
Loss on sale of real estate assets	—	—	(1)
Income from discontinued operations	—	—	83
Gain on sale of real estate assets	115,874	93,410	129,683
Net income	133,549	99,717	131,319
Plus: Net loss/(income) applicable to noncontrolling interest	15	15	(15)
Net income applicable to Piedmont	$133,564	$99,732	$131,304
Per share information— basic and diluted:
Income from continuing operations and gain on sale of real estate assets	$0.92	$0.69	$0.87
Income from discontinued operations	—	—	—
Net income applicable to common stockholders	$0.92	$0.69	$0.87
Weighted-average shares outstanding—basic	145,043,503	145,230,382	150,537,757
Weighted-average shares outstanding—diluted	145,379,994	145,634,953	150,880,116
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017		2016		2015

Net income applicable to Piedmont		$133,564		$99,732		$131,304
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 7)	2,479		(4,126)		(12,509)
Reclassification of previously recorded loss included in net income (See Note 7)	3,502		4,548		5,875
Gain/(loss) on investment in available for sale securities	79		21		(6)
Other comprehensive income/(loss)		6,060		443		(6,640)
Comprehensive income applicable to Piedmont		$139,624		$100,175		$124,664

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	154,324	$1,543	$3,666,182	$(1,396,958)	$8,301	$1,609	$2,280,677
Share repurchases as part of announced plan	(8,980)	(90)	—	(158,770)	—	—	(158,860)
Offering costs	—	—	(326)	—	—	—	(326)
Redemption of noncontrolling interest in consolidated variable interest entity	—	—	54	—	—	—	54
Reallocation of noncontrolling interest of subsidiary	—	—	1,128	—	—	(584)	544
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(242)	(126,274)	—	(15)	(126,531)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	168	2	3,181	—	—	—	3,183
Net income applicable to noncontrolling interest	—	—	—	—	—	15	15
Net income applicable to Piedmont	—	—	—	131,304	—	—	131,304
Other comprehensive loss	—	—	—	—	(6,640)	—	(6,640)
Balance, December 31, 2015	145,512	1,455	3,669,977	(1,550,698)	1,661	1,025	2,123,420
Share repurchases as part of an announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	99,732	—	—	99,732
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016	145,235	1,452	3,673,128	(1,580,863)	2,104	1,882	2,097,703
Share repurchases as part of an announced plan	(3,133)	(31)	—	(61,719)	—	—	(61,750)
Offering costs	—	—	(182)	—	—	—	(182)
Dividends to common stockholders ($1.34 per share), dividends to preferred stockholders of subsidiary, and dividends reinvested	—	—	(233)	(193,263)	—	(45)	(193,541)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	257	3	4,647	—	—	—	4,650
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	133,564	—	—	133,564
Other comprehensive income	—	—	—	—	6,060	—	6,060
Balance, December 31, 2017	142,359	$1,424	$3,677,360	$(1,702,281)	$8,164	$1,822	$1,986,489

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$133,549	$99,717	$131,319
Operating distributions received from unconsolidated joint ventures	11	579	774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,288	127,733	134,503
Amortization of debt issuance costs	1,588	1,702	1,768
Loss on settlement of forward starting interest rate swaps	—	—	(1,284)
Other amortization	73,944	74,373	61,221
Impairment loss on real estate assets	46,461	33,901	43,301
Stock compensation expense	9,196	7,928	8,789
Equity in income of unconsolidated joint ventures	(3,845)	(362)	(553)
Gain on sale of real estate assets, net	(115,874)	(93,410)	(129,683)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(21,392)	(26,747)	(29,478)
Decrease/(increase) in prepaid expenses and other assets	384	1,437	(1,440)
Increase/(decrease) in accounts payable and accrued expenses	(1,521)	3,555	(162)
Increase in deferred income	1,016	1,441	4,613
Net cash provided by operating activities	242,805	231,847	223,688
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(35,262)	(349,668)	(387,923)
Capitalized expenditures, net of accruals	(79,831)	(110,228)	(118,671)
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)
Net sale proceeds from wholly-owned properties	375,518	365,918	848,169
Net sale proceeds received from unconsolidated joint ventures	12,334	—	—
Investments in unconsolidated joint ventures	(1,162)	—	—
Deferred lease costs paid	(30,985)	(25,896)	(37,683)
Net cash provided by/(used in) investing activities	240,612	(119,874)	299,892
Cash Flows from Financing Activities:
Debt issuance costs paid	(132)	(264)	(1,081)
Proceeds from debt	180,000	695,000	1,301,858
Repayments of debt	(476,401)	(706,875)	(1,544,301)
Costs of issuance of common stock	(182)	(342)	(326)
Shares withheld to pay tax obligations related to employee stock compensation	(3,403)	(2,344)	(1,710)
Repurchases of common stock as part of announced plan	(60,474)	(7,943)	(158,860)
Dividends paid and discount on dividend reinvestments	(122,274)	(91,616)	(126,531)
Net cash used in financing activities	(482,866)	(114,384)	(530,951)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	551	(2,411)	(7,371)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	8,204	10,615	17,986
Cash, cash equivalents, and restricted cash and escrows, end of year	$8,755	$8,204	$10,615
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016, AND 2015

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, management, and ownership of commercial real estate properties located primarily in the Eastern-half of the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2017, Piedmont owned 67 in-service office properties comprised of approximately 19 million square feet (unaudited) of primarily Class A commercial office space, which was approximately 89.7% leased. As of December 31, 2017, approximately 88% of Piedmont's Annualized Lease Revenue (unaudited) was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

Piedmont internally evaluates all of its real estate assets as one operating segment, and accordingly does not report segment information. However, Piedmont has provided certain information specific to each of its geographical markets that it believes may be helpful to its investors in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited) included elsewhere in this Annual Report on Form 10-K.

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

Piedmont owns a majority interest in four properties through three joint ventures. Two of these joint ventures, 1201 and 1225 Eye Street, NW Associates, which own the 1201 and 1225 Eye Street buildings, respectively, in Washington, D.C. are consolidated using the method prescribed in accounting for VIEs (see Note 6). The other joint venture, Piedmont-CNL Towers Orlando, LLC, which owns CNL Center I and II, in Orlando, Florida is an equity method investment consolidated under the voting model. Accordingly, Piedmont’s consolidated financial statements include the accounts of 1201 Eye Street, NW Associates, LLC, 1225 Eye Street, NW Associates, LLC, and Piedmont-CNL Towers Orlando, LLC .

Please refer to Note 6 for a summary of Piedmont’s interests in and consolidation treatment of its various VIEs as of December 31, 2017.

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

Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development, or redevelopment, of a real estate asset is in progress. Approximately $0.2 million, $4.6 million, and $3.8 million of interest was capitalized for the years ended December 31, 2017, 2016, and 2015, respectively.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of either operating properties or properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, or when a sale in the near term is considered more than 50% probable, management assesses whether the respective carrying values including a proportionate amount of goodwill, if applicable, will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates) less estimated selling costs.

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, Piedmont records the fair value of properties (plus any related acquisition costs) allocated based on relative fair value as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2017 and 2016, respectively, are as follows (in thousands):

	December 31, 2017	December 31, 2016
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$11,935	$25,425
In-Place Lease Valuation	$165,015	$183,422
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$250,539	$261,075
Intangible Lease Liabilities (Below-Market In-Place Leases)	$95,620	$97,230

For the years ended December 31, 2017, 2016, and 2015, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2017	2016	2015
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$58,467	$58,150	$42,278
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$6,575	$5,066	$4,571

Net intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, as of December 31, 2017 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities (2)
For the year ending December 31:
2018	$1,600	$18,497	$28,023	$8,449
2019	910	14,181	23,102	7,263
2020	157	10,179	17,739	5,669
2021	104	9,013	15,685	5,468
2022	84	7,869	13,752	4,847
Thereafter	142	15,069	27,800	7,142
	$2,997	$74,808	$126,101	$38,838

Weighted-Average Amortization Period (in years)	3	6	7	6

(1)	Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

(2)
Includes approximately $0.4 million of future amortization of below-market in-place lease intangibles related to our 2017 Disposition Portfolio (see Note 14) below, which is classified as Other Liabilities Held for Sale, Net, on the accompanying consolidated balance sheets. These net below-market in-place lease intangibles will be included in the gain/loss on real estate assets upon their disposition on January 4, 2018.

Investments in and Amounts Due from Unconsolidated Joint Ventures

During the year ended December 31, 2017, Piedmont sold its investment in its last remaining unconsolidated joint venture. Prior to this disposition, during the three years ended December 31, 2017, Piedmont had accounted for its unconsolidated joint ventures using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, net income/(loss), and "other than temporary" impairment losses, if any, attributable to such joint ventures. All income and distributions were allocated to the joint venture partners in accordance with their respective ownership interests. Any distributions were classified on the accompanying consolidated statements of cash flow using the nature of distribution approach. Any distributions of net cash from operations were classified as cash inflows from operating activities, as they were presumed to be returns on Piedmont’s investment in the joint venture. Any proceeds received as the result of a sale of an asset from an unconsolidated joint venture were considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities. Due from unconsolidated joint venture represents operating distributions due to Piedmont from its investment in the unconsolidated joint venture which have been declared but not received as of period end.

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

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates estimated fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont records provisions for bad debts as property operating costs in the accompanying consolidated statements of income, and recognized approximately $350,000, $216,000, and $22,000 of provisions for bad debts during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Prepaid expenses and other assets will be expensed as utilized or depreciated in the case of Piedmont's corporate assets. Balances without a future economic benefit are expensed as they are identified. Deferred common area maintenance costs are amortized to property operating costs as the related reimbursement income is recognized over the period specified in the respective lease. Piedmont recognized amortization of deferred common area maintenance for the years ended December 31, 2017, 2016, and 2015 of approximately $1.4 million, $1.4 million, and $2.5 million, respectively.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. Piedmont internally evaluates its consolidated financial position and all of its operations as one reporting unit. In conjunction with performing the annual impairment test of goodwill as of December 31, 2017, Piedmont early adopted the provisions of the Accounting Standards Update No. 2017-04 Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04") issued by the Financial Accounting Standards Board (the "FASB"). Beginning with the 2017 annual test of goodwill impairment, Piedmont will no longer perform a "Step 2" analysis if, after assessing the totality of events or circumstances, Piedmont concludes that the goodwill balance may be impaired for any reporting unit. A Step 2 analysis requires an entity to calculate the implied fair value of existing goodwill, as compared to its carrying amount. Instead, if Piedmont determines during the qualitative analysis that it is more likely than not that the goodwill is impaired, then Piedmont will recognize a goodwill impairment loss by the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). There were no changes in the carrying amount of Piedmont's goodwill during the year ended December 31, 2017.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2017 and 2016, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition and direct payroll costs incurred related to negotiating and executing specific leases. For the years ended December 31, 2017, 2016, and 2015, Piedmont capitalized approximately $0.3 million, $0.4 million, and $1.0 million, respectively, of internal leasing and development costs.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•	Approximately $50.8 million, $50.1 million, and $42.5 million of deferred lease costs for the years ended December 31, 2017, 2016, and 2015, respectively, are included in amortization expense; and

•
Approximately $4.8 million, $3.9 million, and $4.7 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2017, 2016, and 2015, respectively, was included as an offset to rental income.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to estimated fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.5 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

Additionally, Piedmont records debt issuance premiums/discounts as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.2 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

Piedmont presents all debt issuance costs as a direct deduction from the principal amount of secured and unsecured debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2017, 2016, and 2015 of approximately $2.8 million, $2.9 million, and $2.8 million, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. The board of directors of Piedmont authorized in May 2017 the repurchase and retirement of up to $250 million of Piedmont's common stock between May 2, 2017 and May 2, 2019. Piedmont may repurchase the shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2017, Piedmont had approximately $188.2 million in remaining capacity under the program which may be used for share repurchases through May 2019. See Note 19 for additional information.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its annual taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Piedmont sponsors a dividend reinvestment plan ("DRP") pursuant to which common stockholders may elect (if their brokerage agreements allow) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. Under the DRP, Piedmont has the option to either issue shares purchased in the open market or issue shares directly from Piedmont's authorized but unissued shares, in both cases at a 2% discount for the stockholder. Such election takes place at the settlement of each quarterly and/or special dividend in which there are participants in the DRP, and may change from quarter to quarter based on management's judgment of the best use of proceeds for Piedmont.

Noncontrolling Interest

Noncontrolling interest is the equity interest of consolidated entities that is not owned by Piedmont. Noncontrolling interest is adjusted for the noncontrolling partners' share of contributions, distributions, and earnings (losses) in accordance with the respective partnership agreement. Earnings allocated to such noncontrolling partners are recorded as income applicable to noncontrolling interest in the accompanying consolidated statements of income.

Revenue Recognition

All leases of real estate assets held by Piedmont are classified as operating leases, and the related base rental income is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Property management fee revenue is recognized in the period in which the services are performed. Lease termination revenues are recognized ratably as rental revenue over the revised remaining lease term after giving effect to the termination notice. Contingent rental income recognition is deferred until the specific lease-related targets are achieved.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component (the "Restricted Stock Award" program) and a multi-year performance share component (the "Performance Share" program). Awards granted pursuant to the Restricted Stock Award and Performance Share programs, as well as director's awards, are classified as equity awards or liability awards based on the underlying terms of the program agreement. Awards classified as equity awards are expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Awards classified as liability awards are expensed over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Non-qualified Deferred Compensation Plan

Additionally, Piedmont has a non-qualified deferred compensation plan which allows certain employees to elect to defer their receipt of compensation, including both cash and stock-based compensation, until future taxable years. Amounts deferred are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date. As of December 31, 2017, Piedmont held approximately $0.8 million of these trading securities. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, dividends payable, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Casualty Losses and Related Insurance Recoveries
From time to time, specific assets may be damaged or destroyed by natural disasters. Such damages may result in significant expenses related to the destruction of fixed assets or costs to clean, repair, and establish emergency operations at the building or buildings affected by the casualty event. In addition, Piedmont may recognize expenses as a result of issuing rent abatements to tenants for business interruptions caused by the tenants' inability to access the space that they lease from Piedmont. Losses related to the above items are estimated and recorded in the period incurred without regard to whether the loss may be ultimately recoverable under Piedmont's various insurance policies. Any related insurance recoveries are recorded as income in the period that the insurance company definitively notifies Piedmont of its intent to issue payment. During the years ended December 31, 2017, 2016, and 2015, Piedmont recorded net casualty recoveries/(loss) related to Hurricane Sandy of approximately $0, $34,000 and $(0.3) million, respectively. The net casualty loss for the year ended December 31, 2015 included $0.3 million of business interruption recoveries.
Discontinued Operations

Operational results related to properties sold or held for sale prior to Piedmont's adoption of Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") continue to be presented as discontinued operations in the accompanying consolidated statements of income. Subsequent to the adoption of ASU 2014-08, gains and losses on sales related to properties that do not meet the revised definition of discontinued operations and the operational results of these properties are included in income from continuing operations, while the gain on sale is presented between discontinued operations and net income. These gains and/or losses, however, are included in continuing operations for purposes of calculating earnings per share data.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, this distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to POH. POH does not have significant tax provisions or deferred income tax items. These operations resulted in approximately $13,000, $415,000, and $85,000 in income tax expense for the years ended December 31, 2017, 2016, and 2015, respectively, as a component of other income/(expense) in the accompanying consolidated statements of income. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The reclassifications relate to: (i) properties classified as held for sale as of March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 have been reclassified as held for sale as of December 31, 2016 for comparative purposes (see Note 14).

Accounting Pronouncements Adopted during the Year Ended December 31, 2017

As mentioned in Goodwill above, Piedmont early adopted the provisions of ASU 2017-04 on a prospective basis beginning with the annual test of impairment as of December 31, 2017. The provisions in ASU 2017-04 simplify the testing of goodwill for impairment and the implementation did not result in any change to current or previously reported information. Additionally, as of December 31, 2017, Piedmont early adopted the provisions of FASB Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) in the accompanying consolidated statements of cash flows for all years presented on a retrospective basis. See Note 15 for additional required disclosures.

Other Recent Accounting Pronouncements

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The amendments in ASU 2014-09, which are further clarified in ASUs 2016-08,10, 12, 20 and 2017-13 and 14 (collectively the "Revenue Recognition Amendments"), change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process. Substantially all of Piedmont's total revenues are derived from either long-term leases with its tenants or reimbursement of operating expenses, which are excluded, or expected to be excluded, from the scope of the Revenue Recognition Amendments. Piedmont's revenues which fall under the scope of the Revenue Recognition Amendments, which are effective in the first quarter of 2018 for Piedmont, include its property management fee revenues and certain of its parking and fiber or antennae fee income arrangements. Lease contracts and reimbursement revenues (provided certain conditions are met) are specifically excluded, or expected to be excluded, from the scope of the Revenue Recognition Amendments. Management has substantially completed its assessment of the impact of adoption of the Revenue Recognition Amendments and does not anticipate any material impact to its consolidated financial statements as a result of adoption.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The provisions of ASU 2017-05 define the term "in substance nonfinancial asset" as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) is concentrated in nonfinancial assets. Further, it states that nonfinancial assets should be derecognized once the counterparty obtains control. Finally, the amendments provide clarification for partial sales of nonfinancial assets. ASU 2017-05 is effective concurrent with the Revenue Recognition Amendments (detailed above), which will be the first quarter of 2018 for Piedmont. Although management continues to evaluate the guidance and disclosures required by ASU 2017-05, Piedmont does not anticipate a material change in how it recognizes, measures, or classifies the gains or losses on the disposition of real estate in its consolidated financial statements as a result of adoption.

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

The FASB has issued ASU 2016-02, which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis; however, ASU 2016-02 currently defines certain tenant reimbursements as non-lease components which will be subject to the guidance under ASU 2014-09; however under proposed Topic 842, lessors may elect a practical expedient not to separate components in a lease contract provided certain components are met. The amendments in ASU 2016-02 are effective in the first quarter of 2019, and Piedmont is currently evaluating the potential impact of adoption.

The FASB has issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for Piedmont in first quarter 2019, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which Piedmont will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While management continues to assess all potential impacts of the standard, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

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

3.    Acquisitions

During the year ended December 31, 2017, Piedmont acquired one property using proceeds from the sale of other assets and cash on hand, as follows:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)	Net Contractual Purchase Price (in millions)
Norman Pointe I	Minneapolis, Minnesota	December 28, 2017	100%	213,851	71%	$35.2

4.    Unconsolidated Joint Venture

As of December 31, 2017 and 2016, Piedmont's investment in unconsolidated joint venture was $0 and $7.4 million, respectively. Piedmont owned a 72% interest in Fund XIII and REIT Joint Venture which held the 8560 Upland Drive building. During the year ended December 31, 2017, Fund XIII and REIT Joint Venture sold the remaining property located in Denver, Colorado. Piedmont's share of the purchase price was approximately $12.7 million (see Note 14).

5.    Debt

During the year ended December 31, 2017, Piedmont fully repaid the $140 Million WDC Fixed-Rate Loans prior to the maturity date without penalty and had net repayments on its $500 Million Unsecured 2015 Line of Credit of approximately $155.0 million, using a portion of the net proceeds from the sale of the Two Independence Square building located in Washington, D.C (see Note 14).

Subsequent to December 31, 2017, Piedmont fully repaid the balances of the $300 Million Unsecured 2013 Term Loan and the $170 Million Unsecured 2015 Term Loan using proceeds from the 2017 Disposition Portfolio (see Note 14) and cash on hand, as well as drawing on its $500 Million Unsecured 2015 Line of Credit.

As of December 31, 2017, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 8 for a description of Piedmont’s estimated fair value of debt as of December 31, 2017.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2017 and 2016, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2017		2016
Secured (Fixed)
$140 Million WDC Fixed-Rate Loans	5.76%	5.76%		11/1/2017		$—		$140,000
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		30,670		31,583
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000		160,000
Net premium and unamortized debt issuance costs						946		1,161
Subtotal/Weighted Average (5)	3.81%					191,616		332,744
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan (6)	LIBOR + 1.125%	2.54%		5/15/2018		170,000	(7)	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	(8)	1/31/2019		300,000	(7)	300,000
$500 Million Unsecured 2015 Line of Credit (6)	LIBOR + 1.00%	2.57%		6/18/2019	(9)	23,000		178,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	(8)	1/15/2020		300,000		300,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000		350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000		400,000
Discounts and unamortized debt issuance costs						(7,689)		(10,269)
Subtotal/Weighted Average (5)	3.43%					1,535,311		1,687,731
Total/Weighted Average (5)	3.48%					$1,726,927		$2,020,475

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of December 31, 2017 and 2016 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates in the table as of December 31, 2017.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)	On January 4, 2018, Piedmont repaid the entire outstanding balance of the $170 Million Unsecured 2015 Term Loan and the $300 Million Unsecured 2013 Term Loan without penalty.

(8)
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

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2017, is provided below (in thousands):

2018	$170,882	(1)
2019	324,014	(1) (2)
2020	301,072
2021	27,702
2022	160,000
Thereafter	750,000
Total	$1,733,670

(1)
On January 4, 2018, Piedmont repaid the entire outstanding balance of the $170 Million Unsecured 2015 Term Loan and the $300 Million Unsecured 2013 Term Loan without penalty, which were scheduled to mature on May 15, 2018 and January 31, 2019, respectively.

(2)
Includes the balance outstanding as of December 31, 2017 on the $500 Million Unsecured 2015 Line of Credit of $23 million. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2017 and 2016, for the aforementioned borrowings was approximately 3.48% and 3.43%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements of approximately $67.6 million, $69.0 million, and $76.4 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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
A summary of Piedmont’s interests in its consolidated VIEs and their related carrying values as of December 31, 2017 and 2016 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity		Related Building	Net Carrying Amount as of December 31, 2017	Net Carrying Amount as of December 31, 2016	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	98.6%	(1)	1201 Eye Street	$81.1	$(6.7)
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	98.1%	(1)	1225 Eye Street	$65.2	$9.9
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%		500 W. Monroe	$263.2	$262.4
The Omnibus Agreement with the previous owner includes equity participation rights upon sale of the property for the previous owner, if certain financial returns are achieved; however, Piedmont has sole decision making authority and is entitled to 100% of the economic benefits of the property until such returns are met.

(1)
During the year ended December 31, 2017, Piedmont repaid the $140 million mortgage secured by the 1201 and 1225 Eye Street properties, and recapitalized the LLCs holding each asset, increasing Piedmont's ownership from 49.5% in each of the LLCs to the amounts stated above.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without changing the underlying notional amount. As of December 31, 2017, Piedmont was party to various interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balances of the $300 Million Unsecured 2011 Term Loan and the $300 Million Unsecured 2013 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 24 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2017 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements		Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	4	(1)	$300 Million Unsecured 2013 Term Loan	$200	1/30/2014	1/31/2019
Interest rate swaps	2	(1)	$300 Million Unsecured 2013 Term Loan	100	8/29/2014	1/31/2019
Interest rate swaps	3		$300 Million Unsecured 2011 Term Loan	300	11/22/2016	1/15/2020
Total				$600

(1)
In January 2018, Piedmont terminated these interest rate swap agreements in conjunction with the repayment of the $300 Million Unsecured 2013 Term Loan (see Note 5 above). As a result of the termination, Piedmont received approximately $0.8 million from its counterparties for settlement of swaps and will recognize a net, non-cash loss of approximately $1.1 million in its statement of operations for the three months ending March 31, 2018.

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2017 and 2016, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2017	December 31, 2016
Gross derivative assets	$688	$—
Gross derivative liabilities	(1,478)	(8,169)
Net derivative liability	$(790)	$(8,169)

The effective portion of Piedmont's interest rate derivatives, including any gain/(loss) associated with any early settlements or terminations of swaps, that was recorded in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	2017	2016	2015
Amount of gain/(loss) recognized in OCI on derivatives	$2,479	$(4,126)	$(12,509)
Amount of previously recorded loss reclassified from accumulated OCI into interest expense	$3,502	$4,548	$5,875

Piedmont estimates that approximately $0.7 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense over the next twelve months. Piedmont recognized approximately $0, $0, and $37,000 of net loss related to hedge ineffectiveness and terminations of its cash flow hedges during the years ended December 31, 2017, 2016, and 2015, respectively.

Additionally, see Note 8 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.9 million as of December 31, 2017. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

8.    Fair Value Measurements

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2017 and 2016, respectively (in thousands):

	December 31, 2017			December 31, 2016
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$7,382	$7,382	Level 1	$6,992	$6,992	Level 1
Tenant receivables, net (1)	$12,139	$12,139	Level 1	$26,494	$26,494	Level 1
Restricted cash and escrows (1)	$1,373	$1,373	Level 1	$1,212	$1,212	Level 1
Interest rate swap asset	$688	$688	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$126,429	$126,429	Level 1	$44,733	$44,733	Level 1
Interest rate swap liability	$1,478	$1,478	Level 2	$8,169	$8,169	Level 2
Debt, net	$1,726,927	$1,759,905	Level 2	$2,020,475	$2,027,436	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2017 and 2016; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and further discussed in Note 7, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2017 and 2016. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2017 and 2016, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

9.    Impairment Loss on Real Estate Assets

Piedmont recorded impairment loss on real estate assets for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Eastpoint I & II (1)	$—	$—	$6,195
2 Gatehall Drive (1)	—	—	37,106
150 West Jefferson (1)	—	8,259	—
9221 Corporate Boulevard (2)	—	2,692	—
9200 and 9211 Corporate Boulevard (3)	—	22,950	—
Disposal Group of 13 Assets (4)	46,461	—	—
Total impairment loss on real estate assets (5)	$46,461	$33,901	$43,301

(1)
Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset including a proportionate amount of goodwill (because the asset met the definition of a disposed "business" at the time of measurement) and the contracted sales price, less estimated selling costs.

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

(3)
Piedmont elected to sell its remaining two assets and exit the Rockville, Maryland sub-market of Washington, D.C., after selling the 9221 Corporate Boulevard building in July 2016 (mentioned above). Upon management's change in its hold period assumption for the assets from a long-term hold to a near-term sale, Piedmont recognized an impairment loss of approximately $23.0 million. The impairment loss was calculated as the difference between the carrying value of the asset including a proportionate amount of goodwill and the anticipated contracted sales price, less estimated selling costs.

(4)
During the fourth quarter 2017, Piedmont's management changed its hold period assumption and subsequently determined that a near-term sale was more than 50% probable for a disposal group of real estate assets. Piedmont recognized an impairment loss on this disposal group (see Note 14) based upon the difference between the carrying value of the assets (which did not include a proportionate amount of goodwill because the disposal group did not meet the definition of a disposed "business" at the time of measurement) and the contracted sales price, less estimated selling costs.

(5)
The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third party purchasers.

10.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of December 31, 2017, after excluding the properties sold in January 2018 as part of the 2017 Disposition Portfolio, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $38.6 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of December 31, 2017, commitments for incremental capital expenditures (exclusive of the 2017 Disposition Portfolio) for tenant improvements associated with executed leases totaled approximately $14.1 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.3 million, $1.1 million and $0.4 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Operating Lease Obligations

As of December 31, 2017, the 2001 NW 64th Street building in Ft. Lauderdale, Florida was subject to a ground lease with an expiration date in 2048. The aggregate payments required under the terms of this operating lease as of December 31, 2017 are presented below (in thousands):

2018	$93
2019	93
2020	93
2021	93
2022	93
Thereafter	2,346
Total	$2,811

Ground rent expense was approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in property operating costs in the accompanying consolidated statements of income. The net book value of the 2001 NW 64th Street building was approximately $4.8 million and $4.7 million as of December 31, 2017 and 2016, respectively.

On January 4, 2018, Piedmont closed on the sale of the 2001 NW 64th Street building as part of a portfolio disposition (see Note 14). The purchaser has assumed the ground lease and, as such, Piedmont will have no future operating lease obligations associated with this property. Ground rent expense for 2015 includes the River Corporate Center building located in Tempe, Arizona, which was sold in April 2015.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

11.    Stock Based Compensation

Deferred Stock Awards

The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock awards to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain employees' long-term equity incentive program is split equally between the time-vested awards described above and a multi-year performance share program whereby the actual awards are contingent upon Piedmont's total stockholder return ("TSR") relative to a peer group's TSR. The peer group is predetermined by the Board of Directors. Any shares earned are awarded at the end of the multi-year performance period and vest upon award.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2016	944,223	$19.44
Deferred Stock Awards Granted	299,251	$21.38
Increase in Estimated Potential Future Performance Share Awards, net of forfeitures	57,526	$24.68
Performance Stock Awards Vested	(118,446)	$22.00
Deferred Stock Awards Vested	(305,107)	$19.34
Deferred Stock Awards Forfeited	(9,010)	$19.93
Unvested and Potential Stock Awards as of December 31, 2017	868,437	$21.69

The following table provides additional information regarding stock award activity during the years ended December 31, 2017, 2016, and 2015 (in thousands except for per share data):

	2017	2016	2015
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period (per share)	$21.38	$19.96	$17.59
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$5,899	$4,806	$4,239
Share-based Liability Awards Paid During the Period (1)	$2,877	$1,127	$—

(1)	Amounts reflect the issuance of performance share awards related to the 2014-16 and 2013-15 Performance Share Plans during the years ended December 31, 2017 and 2016, respectively.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2017 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2017
January 3, 2014	Deferred Stock Award	79,119	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	32,829
May 1, 2015	Deferred Stock Award	216,811	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 1, 2016, 2017, and 2018, respectively.	66,922
May 1, 2015	Fiscal Year 2015-2017 Performance Share Program	—	$18.42	Shares awarded, if any, will vest immediately upon determination of award in 2018.	161,005	(2)
May 24, 2016	Deferred Stock Award	232,960	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 24, 2017, 2018, and 2019, respectively.	132,195
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	122,154	(2)
May 18, 2017	Deferred Stock Award-Board of Directors	26,187	$21.38	Of the shares granted, 100% will vest by May 18, 2018.	26,187
May 18, 2017	Deferred Stock Award	246,671	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	199,810
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	127,335	(2)
Total Unvested and Potential Stock Awards					868,437

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2017.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2017. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peers' total stockholder return.

During the years ended December 31, 2017, 2016, and 2015, Piedmont recognized approximately $9.5 million, $8.0 million and $8.9 million of compensation expense related to stock awards, of which approximately $7.7 million, $6.5 million and $7.0 million, related to the amortization of nonvested shares, respectively. During the year ended December 31, 2017, a total of 256,628 shares were issued to employees. As of December 31, 2017, approximately $3.8 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	2017	2016	2015
Weighted-average common shares—basic	145,044	145,230	150,538
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	336	405	342
Weighted-average common shares—diluted	145,380	145,635	150,880

Common stock issued and outstanding as of period end	142,359	145,235	145,512

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

As of December 31, 2017, approximately 88% of Piedmont's ALR (unaudited) was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. Furthermore, approximately 1.9% of Piedmont's ALR (unaudited) is generated from federal governmental agencies.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases is presented below in total for properties held for use and held for sale as of December 31, 2017, as well as exclusive of properties which were held for sale as of December 31, 2017 and subsequently sold on January 4, 2018 (see Note 14 below) (in thousands):

Years ending December 31:	All properties owned as of December 31, 2017	Excluding properties held for sale as of December 31, 2017
2018	$417,643	$377,447
2019	401,120	361,280
2020	377,556	338,269
2021	344,991	307,008
2022	316,053	287,175
Thereafter	1,348,156	1,298,890
Total	$3,205,519	$2,970,069

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

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale		Net Sales Proceeds
3900 Dallas Parkway	Plano, Texas	January 30, 2015	$8,940		$25,803
5601 Headquarters Drive	Plano, Texas	April 28, 2015	$6,390		$33,326
River Corporate Center	Tempe, Arizona	April 29, 2015	$4,144		$24,223
Copper Ridge Center	Lyndhurst, New Jersey	May 1, 2015	$11,358		$50,372	(1)
Eastpoint I & II	Mayfield Heights, Ohio	July 28, 2015	$(177)	(2)	$17,342
3750 Brookside Parkway	Alpharetta, Georgia	August 10, 2015	$761		$13,624
Chandler Forum	Chandler, Arizona	September 1, 2015	$13,805		$32,267
Aon Center	Chicago, Illinois	October 29, 2015	$84,218		$646,243
2 Gatehall Drive	Parsippany, New Jersey	December 21, 2015	$162	(2)	$50,369
1055 East Colorado Boulevard	Pasadena, California	April 21, 2016	$29,462		$60,076
Fairway Center II	Brea, California	April 28, 2016	$14,406		$33,062
1901 Main Street	Irvine, California	May 2, 2016	$29,964		$63,149	(3)
9221 Corporate Boulevard	Rockville, Maryland	July 27, 2016	$(192)	(2)	$12,035
150 West Jefferson	Detroit, Michigan	July 29, 2016	$(664)	(2)	$77,844
9200 and 9211 Corporate Boulevard	Rockville, Maryland	September 28, 2016	$(41)	(2)	$12,519
11695 Johns Creek Parkway	Johns Creek, Georgia	December 22, 2016	$1,978		$13,827
Braker Pointe III	Austin, Texas	December 29, 2016	$18,579		$48,006
Sarasota Commerce Center II	Sarasota, Florida	June 16, 2017	$6,493		$23,090
Two Independence Square	Washington, D.C.	July 5, 2017	$109,381		$352,428
8560 Upland Drive	Denver, Colorado	July 27, 2017	$3,683		$12,334	(4)

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

(4)
Property was owned as part of the unconsolidated joint venture, Fund XIII and REIT Joint Venture. As such, the gain on sale is presented as equity in income/(loss) of unconsolidated joint ventures. Amounts shown above reflect Piedmont's approximate 72% ownership.

Assets Held for Sale

During the fourth quarter 2017, Piedmont entered into two binding, non-refundable contracts with unrelated third party buyers to sell a 14 property portfolio (collectively, the "2017 Disposition Portfolio"), as detailed below, both of which subsequently closed on January 4, 2018. Therefore, as of December 31, 2017, the 2017 Disposition Portfolio met the criteria for held for sale classification, and such properties are shown as held for sale as of December 31, 2017 and 2016, respectively. For comparative purposes, any property which met the criteria to be presented as held for sale as of March 31, 2017, June 30, 2017, or September 30, 2017 was re-classified as held for sale as of December 31, 2016. The only additional property other than the 2017 Disposition Portfolio meeting this criteria was the Two Independence Square building (sold on July 5, 2017).

2017 Disposition Portfolio:

Building	Location
Desert Canyon 300	Phoenix, Arizona
Windy Point I and II	Schaumburg, Illinois
2300 Cabot Drive	Lisle, Illinois
1075 West Entrance Drive	Auburn Hills, Michigan
Auburn Hills Corporate Center	Auburn Hills, Michigan
5301 Maryland Way	Brentwood, Tennessee
Suwanee Gateway One	Suwanee, Georgia
5601 Hiatus Road	Tamarac, Florida
2001 NW 64th Street	Fort Lauderdale, Florida
Piedmont Pointe I & II	Bethesda, Maryland
1200 Crown Colony Drive	Quincy, Massachusetts
2120 West End Avenue	Nashville, Tennessee

Details of amounts held for sale as of December 31, 2017 and 2016 are presented below (in thousands):

	December 31, 2017	December 31, 2016
Real estate assets held for sale, net:
Land	$74,498	$127,209
Building and improvements, less accumulated depreciation of $169,116 and $244,269 as of December 31, 2017, and 2016, respectively	255,634	485,145
Construction in progress	2,278	365
Total real estate assets held for sale, net	$332,410	$612,719

Other assets held for sale, net:
Straight-line rent receivables	$25,975	$28,986
Prepaid expenses and other assets	328	374
Deferred lease costs, less accumulated amortization of $16,549 and $18,937 as of December 31, 2017 and 2016, respectively	20,828	29,272
Total other assets held for sale, net	$47,131	$58,632

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $935 and $848 as of December 31, 2017 and 2016, respectively	$380	$468

Discontinued Operations

Details comprising income from discontinued operations are presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$—	$—	$19
Tenant reimbursements	—	—	64
	—	—	83
Expenses:
Property operating costs	—	—	(1)
	—	—	(1)

Operating income, excluding loss on sale of real estate assets	—	—	84
Loss on sale of real estate assets	—	—	(1)
Income from discontinued operations	$—	$—	$83

15.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2017, 2016, and 2015 (in thousands) are outlined below:

	2017	2016	2015
Accrued capital expenditures and deferred lease costs	$11,276	$14,427	$20,630
Change in accrued dividends and discount on dividend reinvestments	$71,267	$30,532	$—
Change in accrued share repurchases as part of an announced plan	$1,276	$—	$—
Investment in consolidated joint venture	$63,026	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows as of the periods ended December 31, 2017, 2016, and 2015 (in thousands).

	2017	2016	2015
Cash and cash equivalents	$7,382	$6,992	$5,441
Restricted cash and escrows:
Real estate tax and escrowed cash	833	757	4,772
Security and utility deposit escrows	540	455	402
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows	$8,755	$8,204	$10,615

Amounts in real estate tax and escrowed cash represent deposits which are required by Piedmont’s lenders under certain of its debt agreements to escrow amounts for the payment of real estate taxes, and other amounts escrowed, for instance, earnest money deposited for the purchase of a property. Security and utility deposit escrows represent the cash held for tenants and/or Piedmont for lease related deposits.

16.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2017, 2016, and 2015, is calculated as follows (in thousands):

	2017	2016	2015
GAAP basis financial statement net income	$133,564	$99,732	$131,304
Increase (decrease) in net income resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of/(less than) amounts recognized for income tax purposes	62,916	69,214	(1,717)
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(25,432)	(18,964)	(12,123)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(6,041)	(4,895)	(4,614)
Gain on disposal of property for financial reporting purposes less than/(in excess of) amounts for income tax purposes	10,068	(118,713)	(43,493)
Taxable income/(loss) of Piedmont Washington Properties, Inc., in excess of/(less than) amount for financial reporting purposes	176	(1,042)	2,491
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of amounts for income tax purposes	49,859	42,019	54,425
Taxable income for Piedmont Office Holdings, Inc. in excess of/(less than) amount for financial reporting purposes	(28)	648	—
Income tax basis net income, prior to dividends paid deduction	$225,082	$67,999	$126,273

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2017	2016	2015
Ordinary income	53.61%	81.77%	31.75%
Return of capital	—%	18.23%	—%
Capital gains	46.39%	—%	68.25%
	100%	100%	100%

As of December 31, 2017 and 2016, the tax basis carrying value of Piedmont’s total assets was approximately $4.2 billion and $4.3 billion, respectively.

Approximately $3.8 million of accrued interest and penalties related to uncertain tax positions was included in accounts payable, accrued expenses, dividends payable, and accrued capital expenditures in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. Piedmont recognized approximately $0.1 million of recoveries of previously recorded estimated accrued interest and penalties during the year ended December 31, 2017, and no additional expense or recoveries for the years ended December 31, 2016, and 2015, respectively, related to such positions. The tax years 2014 to 2016 remain open to examination by various federal and state taxing authorities.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act ("H.R. 1"), which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). For example, H.R. 1 limits the ability of corporations to utilize net operating loss carryforwards and limits the deductibility of business interest for all taxpayers, subject to an exception for taxpayers that are engaged in certain specified real property trades or business who make an irrevocable election not to apply the limitation to a particular real property trade or business and to depreciate their real property investments held in such trade or business using the less favorable alternative depreciation system. To date, the IRS has issued only limited guidance with respect to certain of the provisions of H.R. 1, and there are numerous interpretive issues that will require guidance. In addition, changes made by H.R. 1 may require Piedmont to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on its financial statements, unless the income is already subject to certain special methods of accounting under the Code. This could cause Piedmont to recognize taxable income prior to the receipt of the associated cash and accordingly, increase its distribution levels in order to maintain its status as a REIT. H.R. 1 also includes limitations on the deductibility of certain compensation paid to Piedmont's executives, certain interest payments, and certain net operating loss carryfowards, each of which could potentially increase Piedmont's taxable income and its required distributions. As described in Note 2 above, as of December 31, 2017, Piedmont has not recognized significant provisions for income tax or deferred tax assets or liabilities related to its taxable REIT subsidiary. Therefore, although management is still evaluating the effects of H.R. 1, Piedmont does not believe that H.R. 1 will significantly impact its financial statements.

17.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016, is presented below (in thousands, except per-share data):

	2017
	First	Second	Third	Fourth
Revenues	$148,463	$148,679	$137,587	$139,444
Real estate operating income/(loss)	$33,300	$35,491	$28,756	$(16,250)
Income/(loss) from continuing operations	$15,154	$17,215	$16,617	$(31,311)
Gain/(loss) on sale of real estate assets	$(53)	$6,492	$109,512	$(77)
Net income/(loss) applicable to Piedmont	$15,104	$23,710	$126,133	$(31,383)
Basic and diluted earnings/(loss) per share	$0.10	$0.16	$0.87	$(0.21)
Dividends declared per share	$0.21	$0.21	$0.21	$0.71	(1)

(1)	On December 13, 2017, Piedmont's board of directors declared a special dividend of $0.50 per share. The record date was December 26, 2017, and the payment date was January 9, 2018.

	2016
	First	Second	Third	Fourth
Revenues	$138,012	$135,307	$138,485	$143,911
Real estate operating income/(loss)	$26,372	$14,791	$2,988	$26,633
Income/(loss) from continuing operations	$10,396	$(1,553)	$(13,065)	$10,529
Income/(loss) from discontinued operations	$—	$(1)	$1	$—
Gain/(loss) on sale of real estate assets	$(20)	$73,835	$(57)	$19,652
Net income/(loss) applicable to Piedmont	$10,372	$72,278	$(13,107)	$30,189
Basic and diluted earnings/(loss) per share	$0.07	$0.50	$(0.09)	$0.21
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

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

Condensed Consolidated Balance Sheets
As of December 31, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$36,094	$—	$508,700	$—	$544,794
Buildings and improvements, less accumulated depreciation	180,886	—	2,237,437	(300)	2,418,023
Intangible lease assets, less accumulated amortization	181	—	77,624	—	77,805
Construction in progress	85	—	11,625	—	11,710
Real estate assets held for sale, net	32,815	—	299,595	—	332,410
Total real estate assets	250,061	—	3,134,981	(300)	3,384,742
Cash and cash equivalents	3,890	150	3,342	—	7,382
Tenant and straight-line receivables, net, and amounts due from unconsolidated joint ventures	16,891	—	158,418	—	175,309
Advances to affiliates	6,297,632	1,674,276	—	(7,971,908)	—
Investment in subsidiary	—	3,437,299	172	(3,437,471)	—
Notes receivable	88,810	—	144,500	(233,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swap, and other assets	5,094	2	20,222	(740)	24,578
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	16,611	—	245,296	—	261,907
Other assets held for sale, net	2,266	—	44,865	—	47,131
Total assets	$6,780,173	$5,111,727	$3,751,796	$(11,643,729)	$3,999,967
Liabilities:
Debt, net	$1,535,239	$—	$424,998	$(233,310)	$1,726,927
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	20,279	104,028	93,086	(740)	216,653
Advances from affiliates	941,494	5,277,957	1,850,712	(8,070,163)	—
Deferred income	3,631	—	25,951	—	29,582
Intangible lease liabilities, net	—	—	38,458	—	38,458
Interest rate swaps	1,478	—	—	—	1,478
Other liabilities held for sale, net	—	—	380	—	380
Total liabilities	2,502,121	5,381,985	2,433,585	(8,304,213)	2,013,478
Stockholders’ Equity:
Common stock	—	1,424	—	—	1,424
Additional paid-in capital	3,433,299	3,680,232	1,300	(3,437,471)	3,677,360
Retained/(cumulative distributions in excess of) earnings	836,589	(3,951,914)	1,315,089	97,955	(1,702,281)
Other comprehensive loss	8,164	—	—	—	8,164
Piedmont stockholders’ equity	4,278,052	(270,258)	1,316,389	(3,339,516)	1,984,667
Noncontrolling interest	—	—	1,822	—	1,822
Total stockholders’ equity	4,278,052	(270,258)	1,318,211	(3,339,516)	1,986,489
Total liabilities and stockholders’ equity	$6,780,173	$5,111,727	$3,751,796	$(11,643,729)	$3,999,967

Condensed Consolidated Balance Sheets
As of December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$38,298	$—	$504,342	$—	$542,640
Buildings and improvements, less accumulated depreciation	202,084	—	2,240,394	(300)	2,442,178
Intangible lease assets, less accumulated amortization	725	—	98,970	—	99,695
Construction in progress	145	—	34,315	—	34,460
Real estate assets held for sale, net	33,945	—	578,774	—	612,719
Total real estate assets	275,197	—	3,456,795	(300)	3,731,692
Investments in and amounts due from unconsolidated joint ventures	7,360	—	—	—	7,360
Cash and cash equivalents	3,674	150	3,168	—	6,992
Tenant and straight-line rent receivables, net	18,517	—	144,839	—	163,356
Advances to affiliates	6,464,135	1,315,616	—	(7,779,751)	—
Investment in subsidiary	—	3,630,564	181	(3,630,745)	—
Notes receivable	88,910	—	95,790	(184,700)	—
Prepaid expenses, restricted cash, escrows, and other assets	6,173	—	20,217	(1,897)	24,493
Goodwill	98,918	—	—	—	98,918
Deferred lease costs, net	14,776	—	261,949	—	276,725
Other assets held for sale, net	3,432	—	55,200	—	58,632
Total assets	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168
Liabilities:
Debt, net	$1,701,933	$—	$503,242	$(184,700)	$2,020,475
Accounts payable, accrued expenses, and accrued capital expenditures	17,365	31,230	118,712	(1,897)	165,410
Advances from affiliates	708,340	5,071,521	2,098,146	(7,878,007)	—
Deferred income	5,206	—	23,200	—	28,406
Intangible lease liabilities, net	—	—	47,537	—	47,537
Interest rate swaps	8,169	—	—	—	8,169
Other liabilities held for sale, net	—	—	468	—	468
Total liabilities	2,441,013	5,102,751	2,791,305	(8,064,604)	2,270,465
Stockholders’ Equity:
Common stock	—	1,452	—	—	1,452
Additional paid-in capital	3,626,564	3,676,000	1,309	(3,630,745)	3,673,128
Retained/(cumulative distributions in excess of) earnings	911,411	(3,833,873)	1,243,643	97,956	(1,580,863)
Other comprehensive loss	2,104	—	—	—	2,104
Piedmont stockholders’ equity	4,540,079	(156,421)	1,244,952	(3,532,789)	2,095,821
Noncontrolling interest	—	—	1,882	—	1,882
Total stockholders’ equity	4,540,079	(156,421)	1,246,834	(3,532,789)	2,097,703
Total liabilities and stockholders’ equity	$6,981,092	$4,946,330	$4,038,139	$(11,597,393)	$4,368,168

Condensed Consolidated Statements of Income
For the year ended December 31, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$42,593	$—	$434,975	$(1,791)	$475,777
Tenant reimbursements	11,660	—	85,525	(474)	96,711
Property management fee revenue	—	—	18,155	(16,470)	1,685
	54,253	—	538,655	(18,735)	574,173
Expenses:
Property operating costs	22,805	—	216,560	(18,735)	220,630
Depreciation	12,995	—	106,293	—	119,288
Amortization	3,049	—	72,318	—	75,367
Impairment loss on real estate assets	87	—	46,374	—	46,461
General and administrative	6,443	347	24,340	—	31,130
	45,379	347	465,885	(18,735)	492,876
Real estate operating income/(loss)	8,874	(347)	72,770	—	81,297
Other income (expense):
Interest expense	(56,769)	—	(26,715)	15,360	(68,124)
Other income/(expense)	9,168	—	6,849	(15,360)	657
Equity in income of unconsolidated joint ventures	3,845	—	—	—	3,845
	(43,756)	—	(19,866)	—	(63,622)
Income/(loss) from continuing operations	(34,882)	(347)	52,904	—	17,675
Gain on sale of real estate assets	6,431	—	109,443	—	115,874
Net income/(loss)	(28,451)	(347)	162,347	—	133,549
Plus: Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(28,451)	$(347)	$162,362	$—	$133,564

Condensed Consolidated Statements of Income
For the year ended December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$55,007	$—	$407,514	$(2,631)	$459,890
Tenant reimbursements	14,081	—	80,378	(498)	93,961
Property management fee revenue	—	—	16,897	(15,033)	1,864
	69,088	—	504,789	(18,162)	555,715
Expenses:
Property operating costs	31,967	—	205,344	(18,377)	218,934
Depreciation	16,657	—	111,076	—	127,733
Amortization	3,715	—	71,404	—	75,119
Impairment loss on real estate assets	8,259	—	25,642	—	33,901
General and administrative	28,314	311	36,065	(35,446)	29,244
	88,912	311	449,531	(53,823)	484,931
Real estate operating income/(loss)	(19,824)	(311)	55,258	35,661	70,784
Other income (expense):
Interest expense	(49,108)	—	(27,636)	11,884	(64,860)
Other income/(expense)	9,560	282	2,029	(11,884)	(13)
Net recoveries from casualty events	—	—	34	—	34
Equity in income of unconsolidated joint ventures	362	—	—	—	362
	(39,186)	282	(25,573)	—	(64,477)
Income/(loss) from continuing operations	(59,010)	(29)	29,685	35,661	6,307
Gain on sale of real estate assets	31,275	—	62,135	—	93,410
Net income/(loss)	(27,735)	(29)	91,820	35,661	99,717
Plus: Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(27,735)	$(29)	$91,835	$35,661	$99,732

Condensed Consolidated Statements of Income
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental income	$67,317	$—	$404,460	$(2,905)	$468,872
Tenant reimbursements	13,340	—	100,955	(414)	113,881
Property management fee revenue	—	—	17,801	(15,785)	2,016
	80,657	—	523,216	(19,104)	584,769
Expenses:
Property operating costs	36,380	—	225,428	(19,786)	242,022
Depreciation	20,891	—	113,612	—	134,503
Amortization	4,598	—	56,288	—	60,886
Impairment loss	6,195	—	37,106	—	43,301
General and administrative	29,645	341	35,923	(35,563)	30,346
	97,709	341	468,357	(55,349)	511,058
Real estate operating income/(loss)	(17,052)	(341)	54,859	36,245	73,711
Other income (expense):
Interest expense	(51,704)	—	(33,540)	11,246	(73,998)
Other income/(expense)	12,600	—	211	(11,246)	1,565
Net recoveries/(loss) from casualty events	23	—	(301)	—	(278)
Equity in loss of unconsolidated joint ventures	553	—	—	—	553
	(38,528)	—	(33,630)	—	(72,158)
Income/(loss) from continuing operations	(55,580)	(341)	21,229	36,245	1,553
Discontinued operations:
Operating income	15	—	69	—	84
Loss on sale of real estate assets	(1)	—	—	—	(1)
Income from discontinued operations	14	—	69	—	83
Gain on sale of real estate assets	45,225	—	84,458	—	129,683
Net income/(loss)	(10,341)	(341)	105,756	36,245	131,319
Plus: Net income applicable to noncontrolling interest	—	—	(15)	—	(15)
Net income/(loss) applicable to Piedmont	$(10,341)	$(341)	$105,741	$36,245	$131,304

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2017
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$(18,989)	$5,497	$256,297	$—	$242,805

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(1,614)	—	(113,479)	—	(115,093)
Intercompany note receivable	100	—	(48,710)	48,610	—
Net sales proceeds from wholly-owned properties	23,028	—	352,490	—	375,518
Net sales proceeds received from unconsolidated joint ventures	12,334	—	—	—	12,334
Investments in unconsolidated joint ventures	(1,162)	—	—	—	(1,162)
Deferred lease costs paid	(4,081)	—	(26,904)	—	(30,985)
Net cash provided by/(used in) investing activities	28,605	—	163,397	48,610	240,612
Cash Flows from Financing Activities:
Debt issuance costs paid	(132)	—	—	—	(132)
Proceeds from debt	180,000	—	—	—	180,000
Repayments of debt	(335,000)	—	(141,401)	—	(476,401)
Intercompany note payable	(14,289)	—	62,899	(48,610)	—
Costs of issuance of common stock	—	(182)	—	—	(182)
Shares withheld to pay tax obligations related to employee stock compensation	—	(3,403)	—	—	(3,403)
Repurchases of common stock as part of announced plan	—	(60,474)	—	—	(60,474)
(Distributions to)/repayments from affiliates	160,019	180,791	(340,810)	—	—
Dividends paid and discount on dividend reinvestments	—	(122,229)	(45)	—	(122,274)
Net cash provided by/(used in) financing activities	(9,402)	(5,497)	(419,357)	(48,610)	(482,866)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	214	—	337	—	551
Cash, cash equivalents, and restricted cash and escrows, beginning of year	3,693	150	4,361	—	8,204
Cash, cash equivalents, and restricted cash and escrows, end of year	$3,907	$150	$4,698	$—	$8,755

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2016
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$(26,263)	$5,214	$217,236	$35,660	$231,847

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(5,060)	—	(454,836)	—	(459,896)
Intercompany note receivable	440	—	(71,900)	71,460	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	—	—	—
Net sales proceeds from wholly-owned properties	200,220	—	165,698	—	365,918
Deferred lease costs paid	(2,758)	—	(23,138)	—	(25,896)
Net cash provided by/(used in) investing activities	192,842	—	(384,176)	71,460	(119,874)
Cash Flows from Financing Activities:
Debt issuance costs paid	(264)	—	—	—	(264)
Proceeds from debt	695,000	—	—	—	695,000
Repayments of debt	(538,000)	—	(168,875)	—	(706,875)
Intercompany note payable	(9,600)	—	81,060	(71,460)	—
Costs of issuance of common stock	—	(342)	—	—	(342)
Shares withheld to pay tax obligations related to employee stock compensation	—	(2,344)	—	—	(2,344)
Repurchases of common stock as part of announced plan	—	(7,943)	—	—	(7,943)
(Distributions to)/repayments from affiliates	(312,218)	97,016	250,862	(35,660)	—
Dividends paid and discount on dividend reinvestments	—	(91,601)	(15)	—	(91,616)
Net cash provided by/(used in) financing activities	(165,082)	(5,214)	163,032	(107,120)	(114,384)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	1,497	—	(3,908)	—	(2,411)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	2,196	150	8,269	—	10,615
Cash, cash equivalents, and restricted cash and escrows, end of year	$3,693	$150	$4,361	$—	$8,204

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2015
(in thousands)	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided/(Used In) by Operating Activities	$(27,077)	$4,699	$209,821	$36,245	$223,688

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	(12,303)	—	(494,291)	—	(506,594)
Intercompany note receivable	72,000	—	—	(72,000)	—
Redemption of noncontrolling interest in unconsolidated variable interest entity	—	—	(4,000)	—	(4,000)
Net sales proceeds from wholly-owned properties	151,557	—	696,612	—	848,169
Deferred lease costs paid	(3,792)	—	(33,891)	—	(37,683)
Net cash provided by/(used in) investing activities	207,462	—	164,430	(72,000)	299,892
Cash Flows from Financing Activities:
Debt issuance costs paid	(575)	—	(506)	—	(1,081)
Proceeds from debt	1,142,577	—	159,281	—	1,301,858
Repayments of debt	(1,438,000)	—	(106,301)	—	(1,544,301)
Intercompany note payable	—	—	(72,000)	72,000	—
Net costs of issuance of common stock	—	(326)	—	—	(326)
Shares withheld to pay tax obligations related to employee stock compensation	—	(1,710)	—	—	(1,710)
Repurchases of common stock as part of announced plan	—	(158,860)	—	—	(158,860)
(Distributions to)/repayments from affiliates	104,495	281,073	(349,323)	(36,245)	—
Dividends paid and discount on dividend reinvestments	—	(126,516)	(15)	—	(126,531)
Net cash provided by/(used in) financing activities	(191,503)	(6,339)	(368,864)	35,755	(530,951)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	(11,118)	(1,640)	5,387	—	(7,371)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	13,314	1,790	2,882	—	17,986
Cash, cash equivalents, and restricted cash and escrows, end of year	$2,196	$150	$8,269	$—	$10,615

19.    Subsequent events

Declaration of Dividend for the First Quarter 2018

On February 7, 2018, the board of directors of Piedmont declared dividends for the first quarter 2018 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 23, 2018. Such dividends are to be paid on March 16, 2018.

Sale of the 2017 Disposition Portfolio

During the fourth quarter 2017, Piedmont entered into two binding contracts with two different buyers to sell 14 assets, each of which subsequently closed on January 4, 2018. The total gross sales price for both transactions was approximately $425.9 million (subject to an additional $4.5 million in contingent proceeds upon certain leasing activity occurring before July 2, 2018). See Note 14 for further information.

Repayment of Two Unsecured Debt Facilities

On January 4, 2018, using proceeds from the dispositions noted above and cash on hand, as well as a draw on its $500 Million Unsecured 2015 Line of Credit, Piedmont repaid the entire outstanding balance of the $170 Million Unsecured 2015 Term Loan and the $300 Million Unsecured 2013 Term Loan, which had maturity dates of May 15, 2018 and January 31, 2019, respectively. See Note 5 for further information.

Property Under Contract for Acquisition

On February 19, 2018, Piedmont entered into a binding contract to acquire, for $28 million, 501 W. Church Street, a value-add asset located in Orlando, Florida in close proximity to Piedmont's existing downtown Orlando assets, CNL Center I and II and SunTrust Center. 501 W. Church Street is an approximately 182,000 square foot, five-story office property adjacent to the Amway Center and the proposed Orlando downtown Sports Entertainment District.

Share Repurchase Program Re-Authorized by Board of Directors

From January 1, 2018 through February 21, 2018, Piedmont repurchased and retired approximately 7.8 million of its common stock at a weighted-average price of $18.97 per share. As of February 21, 2018, Piedmont has approximately $40.0 million of capacity outstanding under its current board-approved share repurchase authorization. On February 21, 2018, the board of directors of Piedmont re-authorized Piedmont’s stock repurchase plan to permit the additional purchase of shares of common stock having an aggregate purchase price of up to $200 million between February 21, 2018 and February 21, 2020.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2017
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	2,050	5,506	41,559	47,065	19,653	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	8,194	8,021	53,027	61,048	23,837	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	1,462	3,642	30,959	34,601	12,361	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	4,422	3,157	48,078	51,235	20,502	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	10,545	3,157	53,207	56,364	20,118	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	3,283	3,157	32,317	35,474	14,126	1999	8/15/2002	0	-	40
ONE INDEPENDENCE SQUARE	Washington, DC	100%	None	29,765	104,814	134,579	22,446	30,562	126,463	157,025	44,364	1991	11/22/2002	0	-	40
800 NORTH BRAND BOULEVARD	Glendale, CA	100%	None	23,605	136,284	159,889	13,561	23,607	149,843	173,450	57,073	1990	12/20/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	18,473	11,138	194,102	205,240	71,663	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(16,173)	6,662	52,858	59,520	22,040	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(12,945)	8,328	71,069	79,397	26,852	2002	8/14/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	(375)	22,146	49,365	71,511	17,594	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	10,989	13,636	81,907	95,543	26,162	1998	11/19/2003	0	-	40
1225 EYE STREET (e)	Washington, DC	98.1%	None	21,959	47,602	69,561	8,034	21,959	55,636	77,595	19,248	1986	11/19/2003	0	-	40
1201 EYE STREET (f)	Washington, DC	98.6%	None	31,985	63,139	95,124	5,725	31,985	68,864	100,849	21,850	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	160,000	13,584	166,683	180,267	53,684	20,829	213,122	233,951	79,034	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	13,794	60,708	154,594	215,302	56,430	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(284)	4,365	35,382	39,747	17,288	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(24,495)	7,113	40,306	47,419	14,459	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	7,571	2005	3/16/2004	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2017
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	40,963	11,791	110,577	122,368	25,520	1987	12/9/2004	0	-	40
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(14,078)	10,400	56,974	67,374	17,844	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,671)	2,543	16,528	19,071	5,785	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(3,580)	2,543	28,254	30,797	9,594	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	13,334	8,156	80,180	88,336	32,194	1991	12/7/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	318	2,919	24,716	27,635	5,045	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	637	2,661	26,379	29,040	5,419	1998	10/1/2010	0	-	40
500 WEST MONROE STREET	Chicago, IL	100%	None	36,990	185,113	222,103	50,057	36,990	235,170	272,160	44,321	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	877	4,080	15,187	19,267	4,524	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,359	1,780	16,869	18,649	3,788	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	66	3,612	36,996	40,608	9,680	2000	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	69	4,138	44,133	48,271	11,505	2001	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	4,329	2,570	24,884	27,454	5,178	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	(5,596)	36,930	123,474	160,404	15,894	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	2,548	7,190	57,993	65,183	9,693	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	(530)	4,820	37,237	42,057	4,752	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	1,787	6,640	46,597	53,237	6,642	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	(113)	2,020	10,567	12,587	2,134	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	30,670	9,560	50,276	59,836	(1,175)	9,560	49,101	58,661	7,278	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	5	5,870	66,854	72,724	10,004	2000	8/28/2014	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2017
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	3,053	2,147	24,978	27,125	785	2017	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	1,810	4,470	39,858	44,328	4,565	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	(394)	1,980	8,536	10,516	994	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	3,756	1,890	63,850	65,740	3,591	2015	N/A	0	-	40
SUNTRUST CENTER	Orlando, FL	100%	None	11,660	139,015	150,675	981	11,660	139,996	151,656	12,564	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	1,919	4,000	75,473	79,473	7,739	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	815	5,960	50,828	56,788	5,261	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	(303)	6,470	77,555	84,025	4,995	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	481	4,550	56,090	60,640	3,235	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	—	6,240	57,124	63,364	5,587	1997 / 2008	8/10/2016	0	-	40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	(63)	6,470	55,762	62,232	3,127	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY (g)	Irving, TX	100%	None	7,860	36,303	44,163	1,702	7,860	38,005	45,865	2,143	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	—	4,358	22,322	26,680	36	2000	12/28/2017	0	-	40
PIEDMONT POWER, LLC (h)	Bridgewater, NJ	100%	None	—	79	79	2,740	—	2,819	2,819	676	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (i)	Various	100%	None	18,061	—	18,061	(1,063)	15,914	1,084	16,998	23	N/A	Various			N/A
2017 DISPOSITION PORTFOLIO (j)	Various	100%	None	73,285	433,351	506,636	(5,110)	74,498	427,028	501,526	169,127	Various	Various	0		40
Total—All Properties				$584,304	$3,613,304	$4,197,608	$240,601	$619,292	$3,818,917	$4,438,209	$1,053,467

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)	Includes write-offs of fully depreciated/amortized capitalized assets, as well as impairment loss on real estate assets.

(c)	The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $4.2 billion.

(d)
Piedmont’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.

(e)
During the year ended December 31, 2017, Piedmont repaid the mortgage secured by the 1225 Eye Street property located in Washington, D.C., and recapitalized the 1225 Eye Street N.W. Associates, LLC, increasing Piedmont's ownership from 49.5% to 98.1%. Piedmont is deemed to have control over the joint venture and, as such, consolidates the joint venture, including the building.

(f)
During the year ended December 31, 2017, Piedmont repaid the mortgage secured by the 1201 Eye Street property located in Washington, D.C., and recapitalized the 1201 Eye Street N.W. Associates, LLC, increasing Piedmont's ownership from 49.5% to 98.6%. Piedmont is deemed to have control over the joint venture and, as such, consolidates the joint venture, including the building.

(g)	As part of the acquisition of the property, Piedmont purchased an adjoining, developable land parcel of 3.5 acres for $1.0 million.

(h)	Represents solar panels at the 400 Bridgewater Crossing building.

(i)	Undeveloped Land Parcels includes land parcels which Piedmont may develop in the future.

(j)
2017 Disposition Portfolio includes the following properties which were reclassified as held for sale as of December 31, 2017: 1200 Crown Colony Drive, 5601 Hiatus Road, Windy Point I, Windy Point II, 2001 NW 64th Street, Desert Canyon 300, Auburn Hills Corporate Center, 1075 West Entrance Drive, 2300 Cabot Drive, Piedmont Pointe I, Piedmont Pointe II, Suwanee Gateway One, 5301 Maryland Way, and 2120 West End Avenue. Further, 2001 NW 64th Street was owned subject to a long-term ground lease; however, this lease was assumed by the purchaser upon closing. The 2017 Disposition Portfolio closed on January 4, 2018.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

	2017		2016		2015
Real Estate:
Balance at the beginning of the year	$4,800,025		$4,725,096		$5,267,615
Additions to/improvements of real estate	85,368		422,908		452,106
Assets disposed (1)	(353,911)		(296,319)		(926,592)
Assets impaired	(46,461)	(2)	(30,898)	(3)	(40,169)	(3)
Write-offs of intangible assets (4)	(37,188)		(11,896)		(7,768)
Write-offs of fully depreciated/amortized assets	(9,624)		(8,866)		(20,096)
Balance at the end of the year	$4,438,209		$4,800,025		$4,725,096
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,058,704		$1,019,663		$1,182,556
Depreciation and amortization expense	145,837		155,274		155,009
Assets disposed (1)	(104,262)		(95,471)		(290,038)
Write-offs of intangible assets (4)	(37,188)		(11,896)		(7,768)
Write-offs of fully depreciated/amortized assets	(9,624)		(8,866)		(20,096)
Balance at the end of the year	$1,053,467		$1,058,704		$1,019,663

(1)	Includes the disposition of the 8560 Upland Drive property, Piedmont's last remaining investment in an unconsolidated joint venture.

(2)	Piedmont recognized an impairment loss on a disposal group of real estate assets as part of the 2017 Disposition Portfolio (see Note 9).

(3)	Does not include impairment loss recognized on other assets as a result of the allocation of goodwill (see Note 9).

(4)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.