Form 10-Q
period 2018-03-31
Piedmont Office Realty Trust, Inc.
filed 2018-05-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 30, 2018:
128,164,480 shares

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

•	Lease terminations, lease defaults, or changes in the financial condition of our tenants, particularly by one of our large lead tenants;

•	The effect on us of adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•	The illiquidity of real estate investments, including the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;

•	The risks and uncertainties associated with our acquisition of properties, many of which risks and uncertainties may not be known at the time of acquisition;

•	Development and construction delays and resultant increased costs and risks;

•	Our real estate development strategies may not be successful;

•	Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;

•	Costs of complying with governmental laws and regulations;

•	Additional risks and costs associated with directly managing properties occupied by government tenants;

•	Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•	The effect of any litigation to which we are, or may become, subject;

•
Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”) or otherwise adversely affect our stockholders;

•	The future effectiveness of our internal controls and procedures; and

•	Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-U.S. generally accepted accounting principles ("GAAP") measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with re-development properties, if any. ALR should not be viewed as an alternative to net income calculated in accordance with GAAP or as a measurement of our operating performance. Piedmont believes that ALR is helpful to investors in assessing the relative magnitude of specific tenants, properties, or other components of our portfolio in relation to each other and to the portfolio as a whole.

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
The information presented in the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with GAAP.
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2017. Piedmont’s results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$547,602	$544,794
Buildings and improvements, less accumulated depreciation of $811,760 and $785,206 as of March 31, 2018 and December 31, 2017, respectively	2,424,570	2,418,023
Intangible lease assets, less accumulated amortization of $83,063 and $99,145 as of March 31, 2018 and December 31, 2017, respectively	75,275	77,805
Construction in progress	15,226	11,710
Real estate assets held for sale, net	—	332,410
Total real estate assets	3,062,673	3,384,742
Amounts due from unconsolidated joint ventures	10	10
Cash and cash equivalents	6,729	7,382
Tenant receivables, net of allowance for doubtful accounts of $467 and $539 as of March 31, 2018 and December 31, 2017, respectively	12,040	12,139
Straight-line rent receivables	167,535	163,160
Note receivable	3,200	—
Restricted cash and escrows	1,464	1,373
Prepaid expenses and other assets	25,028	22,517
Goodwill	98,918	98,918
Interest rate swaps	725	688
Deferred lease costs, less accumulated amortization of $168,019 and $183,740 as of March 31, 2018 and December 31, 2017, respectively	257,368	261,907
Other assets held for sale, net	—	47,131
Total assets	$3,635,690	$3,999,967
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $8,661 and $7,689 as of March 31, 2018 and December 31, 2017, respectively	$1,498,339	$1,535,311
Secured debt, net of premiums and unamortized debt issuance costs of $871 and $946 as of March 31, 2018 and December 31, 2017, respectively	191,305	191,616
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	83,786	216,653
Deferred income	29,751	29,582
Intangible lease liabilities, less accumulated amortization of $52,222 and $55,847 as of March 31, 2018 and December 31, 2017, respectively	42,699	38,458
Interest rate swaps	222	1,478
Other liabilities held for sale, net	—	380
Total liabilities	1,846,102	2,013,478
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2018 or December 31, 2017	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2018 or December 31, 2017	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 130,024,873 and 142,358,940 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,300	1,424
Additional paid-in capital	3,680,241	3,677,360
Cumulative distributions in excess of earnings	(1,904,404)	(1,702,281)
Other comprehensive income	10,639	8,164
Piedmont stockholders’ equity	1,787,776	1,984,667
Noncontrolling interest	1,812	1,822
Total stockholders’ equity	1,789,588	1,986,489
Total liabilities and stockholders’ equity	$3,635,690	$3,999,967
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$101,454	$118,039
Tenant reimbursements	22,994	24,837
Property management fee revenue	309	525
Other property related income	5,143	5,062
	129,900	148,463
Expenses:
Property operating costs	51,859	55,830
Depreciation	27,145	30,768
Amortization	16,733	20,415
General and administrative	6,552	8,150
	102,289	115,163
Real estate operating income	27,611	33,300
Other income (expense):
Interest expense	(13,758)	(18,057)
Other income/(expense)	446	(100)
Equity in income of unconsolidated joint ventures	—	11
Loss on extinguishment of debt	(1,680)	—
Gain/(loss) on sale of real estate assets	45,209	(53)
Net income	57,828	15,101
Plus: Net loss applicable to noncontrolling interest	2	3
Net income applicable to Piedmont	$57,830	$15,104
Per share information – basic:
Net income applicable to common stockholders	$0.43	$0.10
Per share information – diluted:
Net income applicable to common stockholders	$0.42	$0.10
Weighted-average common shares outstanding – basic	135,876,652	145,286,930
Weighted-average common shares outstanding – diluted	136,182,728	145,833,488
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2018		2017

Net income applicable to Piedmont		$57,830		$15,104
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	1,517		1,044
Plus: Reclassification of net loss included in net income (See Note 6)	1,052		1,306
Gain on investment in available for sale securities	—		12
Other comprehensive income		2,569		2,362
Comprehensive income applicable to Piedmont		$60,399		$17,466

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	145,235	$1,452	$3,673,128	$(1,580,863)	$2,104	$1,882	$2,097,703
Share repurchases as part of an announced plan	(3,133)	(31)	—	(61,719)	—	—	(61,750)
Offering costs	—	—	(182)	—	—	—	(182)
Dividends to common stockholders ($1.34 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(233)	(193,263)	—	(45)	(193,541)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	257	3	4,647	—	—	—	4,650
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	133,564	—	—	133,564
Other comprehensive income	—	—	—	—	6,060	—	6,060
Balance, December 31, 2017	142,359	1,424	3,677,360	(1,702,281)	8,164	1,822	1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(12,482)	(125)	—	(231,763)	—	—	(231,888)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(19)	(28,284)	—	(8)	(28,311)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	148	1	2,900	—	—	—	2,901
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	57,830	—	—	57,830
Other comprehensive income	—	—	—	—	2,569	—	2,569
Balance, March 31, 2018	130,025	$1,300	$3,680,241	$(1,904,404)	$10,639	$1,812	$1,789,588

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$57,828	$15,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,145	30,768
Amortization of debt issuance costs and settled interest rate swaps, net	(201)	409
Other amortization	15,984	20,129
Loss on extinguishment of debt	1,665	—
Stock compensation expense	1,025	2,897
Equity in income of unconsolidated joint ventures	—	(11)
(Gain)/loss on sale of real estate assets, net	(45,209)	53
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(5,048)	(6,043)
Decrease in prepaid expenses and other assets	1,975	1,746
Cash received upon settlement of interest rate swaps	807	—
Decrease in accounts payable and accrued expenses	(22,716)	(17,008)
Increase in deferred income	55	2,253
Net cash provided by operating activities	33,310	50,294
Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles, and cash held in escrow for acquisitions	(28,147)	—
Capitalized expenditures, net of accruals	(12,760)	(28,203)
Investment in unconsolidated joint venture	—	(284)
Net sales proceeds from wholly-owned properties	415,078	(64)
Note receivable issuance	(3,200)	—
Deferred lease costs paid	(2,596)	(4,270)
Net cash provided by/(used in) investing activities	368,375	(32,821)
Cash Flows from Financing Activities:
Debt issuance costs paid	(101)	(63)
Proceeds from debt	716,225	100,000
Repayments of debt	(754,359)	(55,345)
Value of shares withheld to pay tax obligations related to employee stock compensation	(737)	(1,128)
Repurchases of common stock as part of announced plan	(233,164)	—
Dividends paid and discount on dividend reinvestments	(130,111)	(61,080)
Net cash used in financing activities	(402,247)	(17,616)
Net decrease in cash, cash equivalents, and restricted cash and escrows	(562)	(143)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	8,755	8,204
Cash, cash equivalents, and restricted cash and escrows, end of period	$8,193	$8,061

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

1.Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, management, and ownership of commercial real estate properties located primarily in the Eastern-half of the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which we control. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of March 31, 2018, Piedmont owned 53 in-service office properties and one redevelopment asset. Piedmont's 53 in-service office properties comprise approximately 16 million square feet of primarily Class A commercial office space, and were approximately 91.3% leased. As of March 31, 2018, approximately 90% of Piedmont's Annualized Lease Revenue (unaudited) was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") for which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act ("H.R. 1"), which generally took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). For example, H.R. 1 limits the ability of corporations to utilize net operating loss carryforwards and limits the deductibility of business interest for all taxpayers, subject to an exception for taxpayers that are engaged in certain specified real property trades or business who make an irrevocable election not to apply the limitation to a particular real property trade or business and to depreciate their real property investments held in such trade or business using the less favorable alternative depreciation system. To date, the IRS has issued only limited guidance with respect to certain of the provisions of H.R. 1, and there are numerous interpretive issues that will require guidance. In addition, changes made by H.R. 1 may require Piedmont to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on its GAAP-based financial statements, unless the income is already subject to certain special methods of accounting under the Code. This could cause Piedmont to recognize taxable income prior to the receipt of the associated cash and accordingly, increase its distribution levels in order to maintain its status as a REIT. H.R. 1 also includes limitations on the deductibility of certain compensation paid to Piedmont's executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase Piedmont's taxable income and its required distributions. Piedmont recorded an approximate $0.2 million reduction to its tax liability related to its taxable REIT subsidiary as a result of the rate reduction included in H.R. 1 during the three months ended March 31, 2018. Although management is still evaluating the other effects of H.R. 1, Piedmont does not believe that H.R. 1 will significantly impact its financial statements.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated statements of income have been reclassified to conform to the current period financial statement presentation. During the three months ended March 31, 2018, these amounts included: (i) the reclassification of approximately $5.1 million of parking, antennae license and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue for the three months ended March 31, 2017 in conjunction with the adoption of the Revenue Recognition Amendments, as further defined and described below; and (ii) the reclassification of $0.4 million of expense related to certain regional employees who are primarily engaged in the operation and management of properties that was previously included in general and administrative expense for the three months ended March 31, 2017 to property operating costs.

Accounting Pronouncements Adopted during the Quarter Ended March 31, 2018

Revenue Recognition

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") issued by the Financial Accounting Standards Board (the "FASB"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10, Accounting Standards Update 2016-12, and Accounting Standards Update 2016-20 (collectively the "Revenue Recognition Amendments") change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process.

Piedmont's revenues which are included in the scope of the Revenue Recognition Amendments include its property management fee revenue, the majority of its parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside Piedmont's buildings. Lease contracts are specifically excluded from the Revenue Recognition Amendments and, Piedmont intends to utilize a leasing practical expedient, which has been tentatively approved by the FASB, to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of Piedmont's non-lease related revenue already followed the prescribed method of the Revenue Recognition Amendments, Piedmont was able to effectively adopt these amendments on a full retrospective basis, with no impact to the timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, during the three months ended March 31, 2018, Piedmont reclassified approximately $5.1 million of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue during the three months ended March 31, 2017. Piedmont did not elect to adopt any practical expedients provided by the Revenue Recognition Amendments.

A detail of Piedmont's total revenues as of March 31, 2018 and 2017 (after reclassifications as a result of the adoption of the Revenue Recognition Amendments), including a detailed description of each line item is as follows:

		(After Adoption of Revenue Recognition Amendments)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Rental income	$101,454	$118,039
Tenant reimbursements	22,994	24,837
Property management fee revenue	309	525
Other property related income	5,143	5,062
Total revenues	$129,900	$148,463

Rental income - consists of revenue from leases with Piedmont's tenants, which is not within the scope of the Revenue Recognition Amendments.

Tenant reimbursements - consists of revenue derived from reimbursements for services prescribed by leases with Piedmont's tenants separate from, but in conjunction with, the revenue generated from leasing office space. Such income is not within the scope of the Revenue Recognition Amendments.

Property management fee revenue - consists of revenue earned by Piedmont related to operating and managing office properties owned by other third-parties. Such income is within the scope of the Revenue Recognition Amendments; however, because the property management services represent a performance obligation that would be satisfied over the length of the contract, not at any specific point in time, and has the same measure of transfer (time elapsed), property management fee revenue will be recognized over time, consistent with the timing of Piedmont’s historic recognition. Any variable consideration transferred as part of these management agreements will continue to be recognized in the quarter that the underlying cash receipts are collected, consistent with the allocation objective of allocating the transaction price in an amount that depicts the amount of consideration to which Piedmont expects to be entitled in exchange for transferring the promised service to the customer.

Other property related income - consists of all other property related income from Piedmont's customers (tenants) that is not derived from a contract meeting the definition of a lease. Examples of such income are parking revenue and income from licenses with unrelated third-parties to place antennae and/or fiber optic cables in or on Piedmont's buildings. Since these services are substantially the same and have the same pattern of transfer, there is no timing difference between the recognition of other property related income and the recognition of the underlying expense/delivery of “service” under the new Revenue Recognition Amendments. Additionally, no modification to the timing of Piedmont’s previous revenue recognition is necessary, as these items have been recognized historically in accordance with this pattern of transfer.

Gain/(loss) on Sale of Real Estate Assets

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the

Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") concurrent with the Revenue Recognition Amendments mentioned above. Piedmont elected to apply the amendments of ASU 2017-05 on a full retrospective basis; however, there were no adjustments to previously recorded gains/(losses) on real estate as a result of the transition.

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by Piedmont are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, Piedmont has made a cumulative-effect adjustment to its consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income to cumulative distributions in excess of earnings, and has recorded changes in fair value in net income for the three months ended March 31, 2018 related to these investment securities.

Interest Rate Derivatives

On January 1, 2018, Piedmont early adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). Piedmont adopted ASU 2017-12 using the modified retrospective transition method; however, no adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on Piedmont's existing interest rate swaps as of December 31, 2017, and all other trades were perfectly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 6.

Other Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. Additionally, a practical expedient tentatively approved by the FASB will allow certain non-lease operating expense reimbursements to be accounted for as part of the lease provided certain criteria are met. Further, the FASB has issued Accounting Standards Update No. 2018-01 Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"). The amendments to ASU No. 2018-01 clarify that a land easement is required to be evaluated to determine whether it should be accounted for as a lease upon adoption of ASU 2016-02, and provides an optional practical transition expedient allowing entities not currently assessing land easements under existing leasing guidance prior to adoption of ASU 2016-02 to not apply the new guidance to land easements existing at the date of initial adoption of ASU 2016-02. The amendments in ASU 2016-02 and ASU 2018-01 are effective in the first quarter of 2019. Although management continues to evaluate the guidance and disclosures required by ASU 2016-02, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption related to lessor accounting. However, Piedmont does expect to record a right-to-use asset and related liability under lessee accounting, and Piedmont is still evaluating the potential impact of such lessee accounting.

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

3.Acquisitions

During the three months ended March 31, 2018, Piedmont acquired one property using proceeds available as a result of dispositions (see Note 9) in January 2018 and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price (in millions)
501 West Church Street	Orlando, Florida	February 23, 2018	100%	182,461	100%	$28.0

4.Debt

During the three months ended March 31, 2018, Piedmont fully repaid the balances of the $300 Million Unsecured 2013 Term Loan and the $170 Million Unsecured 2015 Term Loan using proceeds from the 2017 Disposition Portfolio (see Note 9) and cash on hand, as well as drawing on its $500 Million Unsecured 2015 Line of Credit. Further, Piedmont had net borrowings during the three months ended March 31, 2018 on its $500 Million Unsecured 2015 Line of Credit of approximately $184.0 million.

Additionally during the three months ended March 31, 2018, Piedmont entered into a $250 million unsecured term loan facility (the “$250 Million Unsecured 2018 Term Loan”) with a consortium of lenders. The term of the $250 Million Unsecured 2018 Term Loan is seven years with a maturity date of March 31, 2025; however, Piedmont may prepay the $250 Million Unsecured 2018 Term Loan, in whole or in part, at any time after March 29, 2020 without premium or penalty. The proceeds of the $250 Million Unsecured 2018 Term Loan were used to pay down the balance outstanding under the $500 Million Unsecured 2015 Line of Credit.

The $250 Million Unsecured 2018 Term Loan has the option to bear interest at varying levels based on either (i) the London Interbank Offered Rate (“LIBOR”) for an interest period selected by Piedmont of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month, or (ii) Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus 1%; plus a stated interest rate spread based on the higher credit rating level issued for either Piedmont or Piedmont OP. The stated interest rate spread over LIBOR can vary from 1.45% to 2.40% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. As of the closing of the $250 Million Unsecured 2018 Term Loan, the current stated interest rate spread on the loan was 1.60%.

Under the $250 Million Unsecured 2018 Term Loan, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40. In addition, Piedmont entered into three interest rate swap agreements for a total notional amount of $150 million which effectively fixed $150 million of the $250 Million Unsecured 2018 Term Loan at an interest rate of approximately 4.11% (see Note 6 for further information).

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2018 and December 31, 2017 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2018	December 31, 2017
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$30,434	$30,670
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						871	946
Subtotal/Weighted Average (5)	3.81%					191,305	191,616
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan	LIBOR + 1.125%	2.54%		5/15/2018		—	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	(8)	1/31/2019		—	300,000
$500 Million Unsecured 2015 Line of Credit	LIBOR + 1.00%	2.87%	(6)	6/18/2019	(9)	207,000	23,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	(8)	1/15/2020		300,000	300,000
$350 Million Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan (6)	LIBOR + 1.60%	3.86%	(10)	3/31/2025		250,000	—
Discounts and unamortized debt issuance costs (7)						(8,661)	(7,689)
Subtotal/Weighted Average (5)	3.67%					1,498,339	1,535,311
Total/Weighted Average (5)	3.69%					$1,689,644	$1,726,927

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2018 and December 31, 2017 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2018.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)
As a result of repaying the $170 Million Unsecured 2015 Term Loan and the $300 Million Unsecured 2013 Term Loan in January 2018, Piedmont recorded a loss on extinguishment of debt of approximately $0.4 million related to the write-off of associated discounts and unamortized debt issuance costs.

(8)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of Piedmont's credit rating, the rate shown as the effective rate.

(9)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(10)
The facility has a stated variable rate; however, Piedmont entered into $100 million in notional amount of seven-year interest rate swap agreements and $50 million in notional amount of two-year interest rate swap agreements, resulting in an effectively fixed interest rate on $150 million of the term loan at 4.11% through March 29, 2020 and 4.21% from March 30, 2020 through the loan's maturity date of March 31, 2025, assuming no change in Piedmont's credit rating. For the portion of the $250 Million Unsecured 2018 Term Loan that continues to have a variable interest rate, Piedmont may select from multiple interest rate options, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (1.60% as of March 31, 2018) over the selected interest rate based on Piedmont's then current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $15.9 million and $19.2 million for the three months ended March 31, 2018 and 2017, respectively. Also, Piedmont capitalized interest of approximately $0.1 million for both the three months ended March 31, 2018 and 2017. As of March 31, 2018, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 7 for a description of Piedmont’s estimated fair value of debt as of March 31, 2018.

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
A summary of Piedmont’s interests in its consolidated VIEs and their related carrying values as of March 31, 2018 and December 31, 2017 is as follows (net carrying amount in millions):

Entity	Piedmont’s % Ownership of Entity	Related Building	Net Carrying Amount as of March 31, 2018	Net Carrying Amount as of December 31, 2017	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	98.6%	1201 Eye Street	$83.7	$81.1
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	98.1%	1225 Eye Street	$64.3	$65.2
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	$260.8	$263.2
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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In January 2018, Piedmont repaid the $300 Million Unsecured 2013 Term Loan in advance of its maturity without penalty (see Note 4 above). In connection with this early debt prepayment, six interest rate swap agreements which were identified as cash flow hedges were also terminated, resulting in a receipt of approximately $0.8 million from Piedmont's counterparties for the settlement of the swaps. These proceeds were recorded in accumulated other comprehensive income/(loss) ("OCI") and will be amortized as an offset to interest expense in the consolidated statement of income over the original term of the terminated interest rate swaps through January 2019. In connection with this termination Piedmont also recognized a non-cash loss of approximately $1.3 million due to it becoming probable that the hedged forecasted transactions would not occur, offset by a mark-to-market gain on these cash flow hedges of approximately $0.1 million for the three months ended March 31, 2018.

As of March 31, 2018, Piedmont was party to other interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the $300 Million Unsecured 2011 Term Loan, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 84 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2018 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	3	$300 Million Unsecured 2011 Term Loan	$300	11/22/2016	1/15/2020
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Interest rate swaps	1	$250 Million Unsecured 2018 Term Loan	$50	3/29/2018	3/29/2020
Total			$450

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2018 and December 31, 2017, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2018	December 31, 2017
Gross derivative assets	$725	$688
Gross derivative liabilities	(222)	(1,478)
Net derivative asset/(liability)	$503	$(790)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the three months ended March 31, 2018 and 2017, respectively, was as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2018	March 31, 2017
Amount of gain recognized in OCI	$1,517	$1,044
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$206	$(1,306)
Amount of loss recognized in Other Income/(Expense) on derivatives from OCI into Loss on Extinguishment of Debt	$1,258	$—

Total amount of Interest Expense presented in the consolidated statements of income	$13,758	$18,057
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income	$1,680	$—

Piedmont estimates that approximately $1.8 million will be reclassified from OCI as a reduction of interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three months ended March 31, 2018 and 2017, respectively.

Additionally, see Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.1 million as of March 31, 2018. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018			December 31, 2017
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$6,729	$6,729	Level 1	$7,382	$7,382	Level 1
Tenant receivables, net(1)	$12,040	$12,040	Level 1	$12,139	$12,139	Level 1
Notes receivable (1) (see Note 9)	$3,200	$3,200	Level 1	$—	$—	Level 1
Restricted cash and escrows(1)	$1,464	$1,464	Level 1	$1,373	$1,373	Level 1
Interest rate swaps	$725	$725	Level 2	$688	$688	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$10,222	$10,222	Level 1	$126,429	$126,429	Level 1
Interest rate swaps	$222	$222	Level 2	$1,478	$1,478	Level 2
Debt, net	$1,689,644	$1,701,284	Level 2	$1,726,927	$1,759,905	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2018 and December 31, 2017; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and further discussed in Note 6, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2018 and December 31, 2017. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2018 and December 31, 2017, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of March 31, 2018, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $34.7 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of March 31, 2018, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $12.5 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded $0.4 million and $0.2 million of such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2018 and 2017, respectively.

9.Property Dispositions and Assets Held for Sale

During the three months ended March 31, 2018, Piedmont sold the following 14 properties (collectively, the "2017 Disposition Portfolio"):

Building	Location
Desert Canyon 300	Phoenix, Arizona
Windy Point I & II	Schaumburg, Illinois
2300 Cabot Drive	Lisle, Illinois
1075 West Entrance Drive	Auburn Hills, Michigan
Auburn Hills Corporate Center	Auburn Hills, Michigan
5301 Maryland Way	Brentwood, Tennessee
Suwanee Gateway One	Suwanee, Georgia
5601 Hiatus Road	Tamarac, Florida
2001 NW 64th Street	Fort Lauderdale, Florida
Piedmont Pointe I & II	Bethesda, Maryland
1200 Crown Colony Drive	Quincy, Massachusetts
2120 West End Avenue	Nashville, Tennessee

The sale did not meet the criteria to be reported as discontinued operations, therefore the operational results for these properties prior to the sale date are presented as continuing operations in the accompanying consolidated statements of income, and the $45.2 million gain on sale is presented separately on the face of the income statement. In addition to the $415.1 million in net sales proceeds received in cash, Piedmont also accepted a secured promissory note from the buyer for $3.2 million owed on the sale. The note bears interest at 7% per annum and has a maturity date of June 30, 2018, with two six month extensions requiring a fee of 25 basis points for each extension, with prepayment available at any time without penalty.

Assets Held for Sale

During the fourth quarter 2017, the 2017 Disposition Portfolio (described above) met the criteria for held for sale classification, and such properties are shown as held for sale as of December 31, 2017 in the consolidated balance sheet. No properties met the criteria for held for sale classification as of March 31, 2018. Details of assets held for sale as of March 31, 2018 and December 31, 2017 are presented below (in thousands):

	March 31, 2018	December 31, 2017
Real estate assets held for sale, net:
Land	$—	$74,498
Building and improvements, less accumulated depreciation of $0 and $169,116 as of March 31, 2018 and December 31, 2017, respectively	—	255,634
Construction in progress	—	2,278
Total real estate assets held for sale, net	$—	$332,410

Other assets held for sale, net:
Straight-line rent receivables	$—	$25,975
Prepaid expenses and other assets	—	328
Deferred lease costs, less accumulated amortization of $0 and $16,549 as of March 31, 2018 and December 31, 2017, respectively	—	20,828
Total other assets held for sale, net	$—	$47,131

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $0 and $935 as of March 31, 2018 and December 31, 2017, respectively	$—	$380

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

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2017	868,437	$21.69
Decrease in Estimated Potential Share Award	(17,176)	$24.70
Performance Stock Awards Vested	(149,812)	$18.42
Deferred Stock Awards Vested	(38,883)	$18.60
Deferred Stock Awards Forfeited	(5,064)	$20.19
Unvested and Potential Stock Awards as of March 31, 2018	657,502	$22.85

The following table provides additional information regarding stock award activity during the three months ended March 31, 2018 and 2017, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018	March 31, 2017
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$723	$290
Share-based Liability Awards Paid During the Period(1)	$2,947	$2,606

(1)	Amounts reflect the issuance of performance share awards related to the 2014-16 and 2015-17 Performance Share Plans during the three months ended March 31, 2018 and 2017, respectively.

A detail of Piedmont’s outstanding stock awards as of March 31, 2018 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
January 3, 2014	Deferred Stock Award	65,252	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	16,416
May 1, 2015	Deferred Stock Award	214,891	$17.59	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 1, 2016, 2017, and 2018, respectively.	61,923
May 24, 2016	Deferred Stock Award	230,309	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	122,470
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	100,171	(2)
May 18, 2017	Deferred Stock Award-Board of Directors	26,187	$21.38	Of the shares granted, 100% will vest by May 18, 2018.	26,187
May 18, 2017	Deferred Stock Award	242,742	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	187,000
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	143,335	(2)
Total					657,502

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2018.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2018. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peers' total stockholder return.

During the three months ended March 31, 2018 and 2017, Piedmont recognized approximately $1.0 million and $3.2 million of compensation expense related to stock awards, all of which is related to the amortization of unvested shares. During the three months ended March 31, 2018, a net total of 148,093 shares were issued to employees. As of March 31, 2018, approximately $2.6 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

11.Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the three months ended March 31, 2018 and 2017, (in thousands) are outlined below:

	Three Months Ended
	March 31, 2018	March 31, 2017
Accrued capital expenditures and deferred lease costs	$6,222	$12,478
Change in accrued dividends and discount on dividend reinvestments	$(101,800)	$(30,532)
Change in accrued share repurchases as part of an announced plan	$(1,276)	$—
Accrued deferred financing costs	$44	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows as of the periods ended March 31, 2018 and December 31, 2017 (in thousands).

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,729	$7,382
Restricted cash and escrows:
Real estate tax and escrowed cash	927	833
Security and utility deposit escrows	537	540
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows	$8,193	$8,755

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted-average common shares – basic	135,877	145,287
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	306	546
Weighted-average common shares – diluted	136,183	145,833

Common stock issued and outstanding as of period end	130,025	145,320

13.Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information for Piedmont (the "Parent", "Guarantor", and/or "Consolidated"), Piedmont OP (the "Issuer"), and the other directly and indirectly owned subsidiaries of Piedmont as the Guarantor (the "Non-Guarantors") is provided pursuant to the requirements of Rule 3-10 of Regulation S-X regarding financial statements of guarantors and issuers of guaranteed registered securities. The Issuer is a wholly-owned subsidiary of the Guarantor, and all guarantees by the Guarantor of securities issued by the Issuer are full and unconditional. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Non-Guarantors.

Condensed Consolidating Balance Sheets
As of March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$511,508	$—	$547,602
Buildings and improvements, less accumulated depreciation	—	178,181	2,246,689	(300)	2,424,570
Intangible lease assets, less accumulated amortization	—	45	75,230	—	75,275
Construction in progress	—	390	14,836	—	15,226
Total real estate assets	—	214,710	2,848,263	(300)	3,062,673
Cash and cash equivalents	150	4,017	2,562	—	6,729
Tenant and straight-line rent receivables, net and amounts due from unconsolidated joint ventures	—	16,870	162,715	—	179,585
Investment in subsidiaries	1,790,277	2,808,205	171	(4,598,653)	—
Notes receivable	—	810	147,700	(145,310)	3,200
Prepaid expenses, restricted cash, escrows, interest rate swaps and other assets	116	8,864	18,251	(14)	27,217
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,976	241,392	—	257,368
Total assets	$1,790,543	$3,168,370	$3,421,054	$(4,744,277)	$3,635,690
Liabilities:
Debt, net	$—	$1,498,271	$336,683	$(145,310)	$1,689,644
Accounts payable, accrued expenses, and accrued capital expenditures	955	14,028	68,817	(14)	83,786
Deferred income	—	2,757	26,994	—	29,751
Intangible lease liabilities, net	—	—	42,699	—	42,699
Interest rate swaps	—	222	—	—	222
Total liabilities	955	1,515,278	475,193	(145,324)	1,846,102
Equity:
Total stockholders’ equity	1,789,588	1,653,092	2,945,861	(4,598,953)	1,789,588
Total liabilities and stockholders’ equity	$1,790,543	$3,168,370	$3,421,054	$(4,744,277)	$3,635,690

Condensed Consolidating Balance Sheets
As of December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$508,700	$—	$544,794
Buildings and improvements, less accumulated depreciation	—	180,886	2,237,437	(300)	2,418,023
Intangible lease assets, less accumulated amortization	—	181	77,624	—	77,805
Construction in progress	—	85	11,625	—	11,710
Real estate assets held for sale, net	—	32,815	299,595	—	332,410
Total real estate assets	—	250,061	3,134,981	(300)	3,384,742
Cash and cash equivalents	150	3,890	3,342	—	7,382
Tenant and straight-line rent receivables, net, and amounts due from unconsolidated joint ventures	—	16,891	158,418	—	175,309
Advances to affiliates	1,674,276	6,297,632	—	(7,971,908)	—
Investment in subsidiary	3,437,299	—	172	(3,437,471)	—
Notes receivable	—	88,810	144,500	(233,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps and other assets	2	5,094	20,222	(740)	24,578
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	16,611	245,296	—	261,907
Other assets held for sale, net	—	2,266	44,865	—	47,131
Total assets	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967
Liabilities:
Debt, net	$—	$1,535,239	$424,998	$(233,310)	$1,726,927
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	104,028	20,279	93,086	(740)	216,653
Advances from affiliates	5,277,957	941,494	1,850,712	(8,070,163)	—
Deferred income	—	3,631	25,951	—	29,582
Intangible lease liabilities, net	—	—	38,458	—	38,458
Interest rate swaps	—	1,478	—	—	1,478
Liabilities held for sale, net	—	—	380	—	380
Total liabilities	5,381,985	2,502,121	2,433,585	(8,304,213)	2,013,478
Equity:
Total stockholders’ equity	(270,258)	4,278,052	1,318,211	(3,339,516)	1,986,489
Total liabilities and stockholders’ equity	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967

Condensed Consolidating Statements of Income
For the three months ended March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$8,815	$93,071	$(432)	$101,454
Tenant reimbursements	—	2,646	20,432	(84)	22,994
Property management fee revenue	—	—	4,181	(3,872)	309
Other property related revenue	—	27	5,116	—	5,143
	—	11,488	122,800	(4,388)	129,900
Expenses:
Property operating costs	—	4,713	51,534	(4,388)	51,859
Depreciation	—	2,865	24,280	—	27,145
Amortization	—	611	16,122	—	16,733
General and administrative	100	1,887	4,565	—	6,552
	100	10,076	96,501	(4,388)	102,289
Real estate operating income/(loss)	(100)	1,412	26,299	—	27,611
Other income (expense):
Interest expense	—	(12,021)	(3,699)	1,962	(13,758)
Other income/(expense)	—	124	2,284	(1,962)	446
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets	—	1,430	43,779	—	45,209
	—	(12,147)	42,364	—	30,217
Income/(loss) before consolidated subsidiaries	(100)	(10,735)	68,663	—	57,828
Income/(loss) from subsidiaries	57,930	67,669	—	(125,599)	—
Net income/(loss)	57,830	56,934	68,663	(125,599)	57,828
Plus: Net loss applicable to noncontrolling interest	—	—	2	—	2
Net income/(loss) applicable to Piedmont	$57,830	$56,934	$68,665	$(125,599)	$57,830

Condensed Consolidating Statements of Income
For the three months ended March 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$11,388	$107,109	$(458)	$118,039
Tenant reimbursements	—	3,005	21,936	(104)	24,837
Property management fee revenue	—	—	4,636	(4,111)	525
Other property related revenue	—	32	5,030	—	5,062
	—	14,425	138,711	(4,673)	148,463
Expenses:
Property operating costs	—	5,802	54,701	(4,673)	55,830
Depreciation	—	3,463	27,305	—	30,768
Amortization	—	856	19,559	—	20,415
General and administrative	103	1,702	6,345	—	8,150
	103	11,823	107,910	(4,673)	115,163
Real estate operating income/(loss)	(103)	2,602	30,801	—	33,300
Other income (expense):
Interest expense	—	(14,444)	(7,251)	3,638	(18,057)
Other income/(expense)	—	2,229	1,309	(3,638)	(100)
Equity in income of unconsolidated joint ventures	—	11	—	—	11
Gain/(loss) on sale of real estate assets	—	(61)	8	—	(53)
Net income/(loss)	(103)	(9,663)	24,867	—	15,101
Plus: Net loss applicable to noncontrolling interest	—	—	3	—	3
Net income/(loss) applicable to Piedmont	$(103)	$(9,663)	$24,870	$—	$15,104

Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net income	$57,830	$56,934	$68,665	$(125,599)	$57,830
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	1,517	1,517	—	(1,517)	1,517
Plus: Reclassification of net loss included in net income	1,052	1,052	—	(1,052)	1,052
Other comprehensive income	2,569	2,569	—	(2,569)	2,569

Comprehensive income	$60,399	$59,503	$68,665	$(128,168)	$60,399

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net Cash Provided by/(Used in) Operating Activities	$58,739	$56,468	$43,698	$(125,595)	$33,310

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	—	(2,004)	(38,903)	—	(40,907)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	32,086	382,992	—	415,078
Note receivable issuance	—	—	(3,200)	—	(3,200)
Deferred lease costs paid	—	(5)	(2,591)	—	(2,596)
Distributions from subsidiaries	305,266	62,437	—	(367,703)	—
Net cash provided by investing activities	305,266	180,514	338,298	(455,703)	368,375
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(101)	—	—	(101)
Proceeds from debt	—	716,225	—	—	716,225
Repayments of debt	—	(754,000)	(359)	—	(754,359)
Intercompany note payable	—	—	(88,000)	88,000	—
Value of shares withheld to pay tax obligations related to employee stock compensation	(737)	—	—	—	(737)
Repurchases of common stock as part of announced plan	(233,164)	—	—	—	(233,164)
Distributions	(130,104)	(198,964)	(294,341)	493,298	(130,111)
Net cash used in financing activities	(364,005)	(236,840)	(382,700)	581,298	(402,247)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	142	(704)	—	(562)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,906	4,699	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$4,048	$3,995	$—	$8,193

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net Cash Provided by/(Used in) Operating Activities	$998	$(5,748)	$55,044	$—	$50,294

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	—	(407)	(27,796)	—	(28,203)
Investments in unconsolidated joint ventures	—	(284)	—	—	(284)
Net sales proceeds from wholly-owned properties	—	(58)	(6)	—	(64)
Deferred lease costs paid	—	(305)	(3,965)	—	(4,270)
Net cash provided by/(used in) investing activities	—	(1,054)	(31,767)	—	(32,821)
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(63)	—	—	(63)
Proceeds from debt	—	100,000	—	—	100,000
Repayments of debt	—	(55,000)	(345)	—	(55,345)
Value of shares withheld to pay tax obligations related to employee stock compensation	(1,128)	—	—	—	(1,128)
(Distributions to)/repayments from affiliates	61,210	(38,103)	(23,107)	—	—
Dividends paid and discount on dividend reinvestments	(61,080)	—	—	—	(61,080)
Net cash provided by/(used in) financing activities	(998)	6,834	(23,452)	—	(17,616)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	32	(175)	—	(143)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,693	4,361	—	8,204
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$3,725	$4,186	$—	$8,061

14.Subsequent Events

Second Quarter Dividend Declaration

On May 1, 2018, the Board of Directors of Piedmont declared dividends for the second quarter 2018 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 23, 2018. Such dividends are to be paid on June 15, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity and Capital Resources
Over the last several years, we have been actively managing the composition of our portfolio to maximize our efficiency and competitive advantages by further concentrating our holdings in selected sub-markets within the following markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. During the three months ended March 31, 2018, we substantively completed this strategy by disposing of 14 non-strategic properties (the "2017 Disposition Portfolio") for approximately $430 million in gross proceeds. The net proceeds from the 2017 Disposition Portfolio, along with cash on hand, borrowings under our $500 Million Unsecured 2015 Line of Credit, and proceeds from a new $250 Million Unsecured 2018 Term Loan were used during the first quarter to repay $470 million of unsecured term loans which were scheduled to mature in 2018 and 2019; to repurchase approximately 12.5 million shares of our common stock (at an average price per share of $18.56) for approximately $231.9 million pursuant to our stock repurchase plan; and to acquire 501 West Church Street, a $28 million value-add asset located in downtown Orlando, Florida in close proximity to our other existing Orlando assets (see Note 3 to our accompanying consolidated financial statements).

We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2015 Line of Credit as our primary sources of immediate liquidity. As of the filing date, we have $266.0 million of unused capacity under our line of credit. When necessary, we may renew and extend our line of credit, and seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2018 and 2017 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017

Capital expenditures for new development	$—	$4,072
Capital expenditures for redevelopment/renovations	617	489
Other capital expenditures, including building and tenant improvements	12,143	23,642
Total capital expenditures(1)	$12,760	$28,203

(1)
Of the total amounts paid, approximately $0.2 million and $0.1 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively.

"Capital expenditures for new development" relate to new office development projects. During the three months ended March 31, 2017, such expenditures primarily related to the construction of 500 TownPark, our now complete, approximately 134,000 square foot, 100% leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida.

"Capital expenditures for redevelopment/renovations" during the three months ended March 31, 2018 relate to the redevelopment project at our Two Pierce Place building in Itasca, Illinois, while such expenditures during the three months ended March 31, 2017 relate to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

We classify our tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of March 31, 2018, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio total approximately $34.7 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $12.5 million as of March 31, 2018.

For example, for leases executed during the three months ended March 31, 2018, we committed to spend approximately $2.84 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments), and for those executed during the three months ended March 31, 2017, we committed to spend approximately $4.71 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments). In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, we may continue to use capital resources to repurchase additional shares of our common stock under our stock repurchase program. During the three months ended March 31, 2018, our Board of Directors re-authorized our stock repurchase plan to permit the additional purchase of shares of common stock having an aggregate purchase price of up to $200 million between February 21, 2018 and February 21, 2020. As of March 31, 2018, we had approximately $156.4 million of authorized capacity remaining for future stock repurchases. Finally, although we have no scheduled debt maturities until 2020, other than our $500 Million Unsecured 2015 Line of Credit (which can be extended to 2020), we expect to use capital to repay debt obligations when they become due.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. During the three months ended March 31, 2018, we paid a special dividend of approximately $71.5 million, or $0.50 per share to our stockholders of record on December 26, 2017. The payment of the special dividend was a direct result of an approximately $120 million taxable gain realized from our sale of the Two Independence Square asset located in Washington, D.C. during the year ended December 31, 2017. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Overview

Income from continuing operations and gain on sale of real estate assets per share on a fully diluted basis increased from $0.10 for the three months ended March 31, 2017 to $0.42 for the three months ended March 31, 2018 primarily due to a $45.2 million in gain on sale of the 2017 Disposition Portfolio, a 14-property disposition transaction that closed in January of 2018.

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2018 and 2017, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2018	% of Revenues	March 31, 2017	% of Revenues	Variance
Revenue:
Rental income	$101.5		$118.1		$(16.6)
Tenant reimbursements	23.0		24.8		(1.8)
Property management fee revenue	0.3		0.5		(0.2)
Other rental income	5.1		5.1		—
Total revenues	129.9	100%	148.5	100%	(18.6)
Expense:
Property operating costs	51.9	41%	55.8	38%	(3.9)
Depreciation	27.1	21%	30.8	21%	(3.7)
Amortization	16.7	13%	20.4	14%	(3.7)
General and administrative	6.6	5%	8.2	6%	(1.6)
Real estate operating income	27.6	21%	33.3	22%	(5.7)
Other income (expense):
Interest expense	(13.8)	11%	(18.0)	12%	4.2
Other income/(expense)	0.5	—%	(0.1)	—%	0.6
Loss on extinguishment of debt	(1.7)	—%	—	—%	(1.7)
Gain/(loss) on sale of real estate assets, net	45.2	35%	(0.1)	—%	45.3
Net income	$57.8	44%	$15.1	11%	$42.7

Revenue

Rental income decreased approximately $16.6 million for the three months ended March 31, 2018 as compared to the same period in the prior year. The decrease is primarily attributable to net property disposition activity subsequent to March 31, 2017.

Tenant reimbursements decreased approximately $1.8 million for the three months ended March 31, 2018 as compared to the same period in the prior year. Net disposition activity subsequent to March 31, 2017 contributed approximately $2.8 million to the decrease. However, this variance was partially offset due to a 1.6% increase in our same store office occupancy, the expiration of abatements, and an increase in recoverable operating expenses.

Expense

Property operating costs decreased approximately $3.9 million for the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to net disposition activity subsequent to March 31, 2017 which contributed approximately $6.5 million to the decrease. This decrease was partially offset by increased office occupancy at certain of our existing properties and the resulting increase in recoverable operating expenses.

Depreciation expense decreased approximately $3.7 million for the three months ended March 31, 2018 as compared to the same period in the prior year. Approximately $4.7 million of the decrease was attributable to net disposition activity subsequent to March

31, 2017. This decrease was offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2017 across our portfolio of properties.

Amortization expense decreased approximately $3.7 million for the three months ended March 31, 2018 as compared to the same period in the prior year. The decrease is attributable to certain lease intangible assets at our existing properties becoming either fully amortized subsequent to January 1, 2017, or sold as part of our net disposition activity.

General and administrative expenses decreased approximately $1.6 million for the three months ended March 31, 2018 as compared to the same period in the prior year, primarily due to decreased accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense decreased approximately $4.2 million for the three months ended March 31, 2018 as compared to the same period in the prior year. The decrease is mainly attributable to lower average debt outstanding in the current period, specifically due to the repayment of debt subsequent to March 31, 2017, including the secured debt on our 1201 and 1225 Eye Street buildings in Washington, D.C. and two of our unsecured term loans comprising a total of $470 million.

Other income/(expense) increased approximately $0.6 million for the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to interest and fee income for the administration of certain debt instruments.

The loss on extinguishment of debt is associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss includes the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets, net, during the three months ended March 31, 2018 represents the gain recognized on the sale of the 2017 Disposition Portfolio comprised of 14 properties in various markets that closed in January 2018. See Note 9 to our accompanying consolidated financial statements for further details.

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

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt, acquisition-related expenses, and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to that of other REITs.

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and acquisition-related costs and then adding back non-cash items including: non-real estate depreciation, straight-line rent adjustments and fair value lease adjustments, non-cash components of interest expense and compensation expense, and by making similar adjustments for unconsolidated partnerships and joint ventures. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to that of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2018	Per Share(1)	March 31, 2017	Per Share(1)
GAAP net income applicable to common stock	$57,830	$0.42	$15,104	$0.10
Depreciation of real estate assets (2)	26,969	0.20	30,629	0.21
Amortization of lease-related costs (2)	16,716	0.12	20,406	0.14
(Gain)/loss on sale - wholly-owned properties, net	(45,209)	(0.33)	53	—
NAREIT Funds From Operations applicable to common stock	$56,306	$0.41	$66,192	$0.45
Adjustments:
Acquisition costs	—	—	6	—
Loss on extinguishment of debt	1,680	0.02	—	—
Core Funds From Operations applicable to common stock	$57,986	$0.43	$66,198	$0.45
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discount on debt	466		630
Depreciation of non real estate assets	169		195
Straight-line effects of lease revenue (2)	(3,473)		(5,703)
Stock-based and other non-cash compensation	288		2,041
Net effect of amortization of above and below-market in-place lease intangibles	(1,643)		(1,559)
Acquisition costs	—		(6)
Non-incremental capital expenditures (3)	(7,953)		(7,672)
Adjusted Funds From Operations applicable to common stock	$45,840		$54,124
Weighted-average shares outstanding – diluted	136,183		145,833
Common stock issued and outstanding as of period end	130,025		145,320

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Net income applicable to Piedmont (GAAP basis)	$57,830	$15,104	$57,830	$15,104

Net loss applicable to noncontrolling interest	(2)	(3)	(2)	(3)
Interest expense	13,758	18,057	13,758	18,057
Loss on extinguishment of debt	1,680	—	1,680	—
Depreciation (1)	27,139	30,824	27,139	30,824
Amortization (1)	16,716	20,406	16,716	20,406
Acquisition costs	—	6	—	6
Net loss from casualty events	—	58	—	58
(Gain)/loss on sale of real estate assets, net (1)	(45,209)	53	(45,209)	53
General & administrative expenses (1)	6,552	8,155	6,552	8,155
Management fee revenue	(150)	(329)	(150)	(329)
Other (income)/expense (1)	(230)	36	(230)	36
Straight-line rent effects of lease revenue (1)	(3,473)	(5,703)
Amortization of lease-related intangibles (1)	(1,643)	(1,559)

Property NOI	$72,968	$85,105	$78,084	$92,367

Net operating loss/(income) from:
Acquisitions (2)	(666)	—	(862)	—
Dispositions (3)	(182)	(15,590)	(173)	(14,387)
Other investments (4)	(1,517)	(1,767)	(1,438)	(2,223)

Same Store NOI	$70,603	$67,748	$75,611	$75,757

Change period over period in Same Store NOI	4.2%	N/A	(0.2)%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)	Acquisitions consist of Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017; and 501 West Church Street in Orlando, Florida, purchased on February 23, 2018.

(3)
Dispositions consist of Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; Two Independence Square in Washington, D.C., sold on July 5, 2017; and the 14-property portfolio sale completed on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I & II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee).

(4)
Other investments consist of our interests in unconsolidated joint ventures, active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 500 TownPark in Lake Mary, Florida, and Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of March 31, 2018, our average lease was almost 20,000 square feet with approximately seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current in-service portfolio of 53 office properties was 91.3% leased as of March 31, 2018 and scheduled lease expirations for the portfolio as a whole for the remainder of 2018 and 2019 were 3.4% and 11.9%, respectively, of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2018, we had approximately 323,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 555,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis.

Same Store NOI increased 4.2% on a cash basis and decreased 0.2% accrual basis, respectively, during the three months ended March 31, 2018, as compared to the same period in the prior year. The increase in cash basis Same Store NOI is primarily the result of the expiration of rental abatements associated with new leases. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2018, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table below.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. There have been no material changes to these policies during the three months ended March 31, 2018.

Accounting Pronouncements Adopted during the Quarter Ended March 31, 2018

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") and Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") issued by the Financial Accounting Standards Board (the "FASB"). The amendments in ASU 2014-09, which are further clarified in ASU 2016-08, as well as Accounting Standards Update 2016-10, Accounting Standards Update 2016-12, and Accounting Standards Update 2016-20 (collectively the "Revenue Recognition Amendments") change the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process.

Our revenues which are included in the scope of the Revenue Recognition Amendments include our property management fee revenue, the majority of our parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside our buildings. Lease contracts are specifically excluded from the Revenue Recognition Amendments and, we intend to utilize a leasing practical expedient, which has been tentatively approved by the FASB, to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of our non-lease related revenue already followed the prescribed method of the Revenue Recognition Amendments, we were able to effectively adopt these amendments on a full retrospective basis, with no impact to the timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, during the three months ended March 31, 2018, we reclassified approximately $5.1 million of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue during the three months ended March 31, 2017. We did not elect to adopt any practical expedients provided by the Revenue Recognition Amendments. For further details, see Note 2 to our accompanying consolidated financial statements.

Gain/(loss) on Sale of Real Estate Assets

On January 1, 2018, we adopted Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting

for Partial Sales of Nonfinancial Assets ("ASU 2017-05") concurrent with the Revenue Recognition Amendments mentioned above. We elected to apply the amendments of ASU 2017-05 on a full retrospective basis; however, there were no adjustments to previously recorded gains/(losses) on real estate as a result of the transition.

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by us are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, we have made a cumulative-effect adjustment to our consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income to cumulative distributions in excess of earnings, and have recorded changes in fair value in net income for the three months ended March 31, 2018 related to these investment securities.

Interest Rate Derivatives

On January 1, 2018, we early adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").We adopted ASU 2017-12 using the modified retrospective transition method; however, no adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on our existing interest rate swaps as of December 31, 2017, and all other trades were perfectly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 6 to our accompanying consolidated financial statements.

Other Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. Additionally, a practical expedient tentatively approved by the FASB will allow certain non-lease operating expense reimbursements to be accounted for as part of the lease provided certain criteria are met. Further, the FASB has issued Accounting Standards Update No. 2018-01 Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"). The amendments to ASU No. 2018-01 clarify that a land easement is required to be evaluated to determine whether it should be accounted for as a lease upon adoption of ASU 2016-02, and provides an optional practical transition expedient allowing entities not currently assessing land easements under existing leasing guidance prior to adoption of ASU 2016-02 to not apply the new guidance to land easements existing at the date of initial adoption of ASU 2016-02. The amendments in ASU 2016-02 and ASU 2018-01 are effective in the first quarter of 2019. Although management continues to evaluate the guidance and disclosures required by ASU 2016-02, we do not anticipate any material impact to our consolidated financial statements as a result of adoption related to lessor accounting. However, we do expect to record a right-to-use asset and related liability under lessee accounting, and we are still evaluating the potential impact of such lessee accounting.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three months ended March 31, 2018.

Contractual Obligations
We have had significant changes to our debt structure during the three months ended March 31, 2018. As such, our contractual obligations related to long-term debt as of March 31, 2018 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt (1)	$1,697,434	$894	$509,115	(2) (3)	$187,425	$1,000,000	(4)

(1)
Amounts include principal payments only and balances outstanding as of March 31, 2018, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $15.9 million during the three months ended March 31, 2018, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of March 31, 2018 of the $500 Million Unsecured 2015 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided we are not then in default and upon payment of extension fees.

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

(4)
Includes the $250 Million Unsecured 2018 Term Loan, which has a stated variable rate; however, we entered into $100 million in notional amount of seven-year interest rate swap agreements and $50 million in notional amount of two-year interest rate swap agreements, resulting in an effectively fixed interest rate on $150 million of the term loan at 4.11% through March 29, 2020 and on $100 million of the term loan at 4.21% from March 30, 2020 through the loan's maturity date of March 31, 2025, assuming no change in our credit rating. For the portion of the $250 Million Unsecured 2018 Term Loan that continues to have a variable interest rate, we may select from multiple interest rate options, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (1.60% as of March 31, 2018) over the selected interest rate based on our then current credit rating.

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
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2015 Line of Credit, our $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2015 Line of Credit and $100 million of our $250 Million Unsecured 2018 Term Loan is based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets.

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $1.7 billion and $1.8 billion as of March 31, 2018 and December 31, 2017, respectively. Our interest rate swap agreements in place at March 31, 2018 and December 31, 2017 carried a notional amount totaling $450 million and $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30% and 1.89% , respectively.

As of March 31, 2018, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.82% per annum with expirations ranging from 2020 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of March 31, 2018, we had $207 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum (based on our current corporate credit rating) or the prime rate, at our discretion, resulting in an total interest rate of 2.87%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps through March 2020 is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of March 31, 2018, results in a total interest rate of 3.48%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2018 would increase interest expense approximately $3.1 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings. However, we are subject to routine litigation arising in the ordinary course of owning and operating real estate assets. Our management expects that these ordinary routine legal proceedings will be covered by insurance and does not expect these legal proceedings to have a material adverse effect on our financial condition, results of operations, or liquidity. Additionally, management is not aware of any legal proceedings against Piedmont contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter 2018.

(b)	Not applicable.

(c)
During the three months ended March 31, 2018, we repurchased shares of our common stock in the open market in order to reissue such shares under our dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our stock repurchase plan.

Of the 12,937,522 shares repurchased during the first quarter 2018, 12,482,160 shares (at an average price of $18.56 per share) related to repurchases of our common stock pursuant to our stock repurchase plan, and 455,362 shares (at an average price of $18.65 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP cumulatively for: (1) the fourth quarter 2017 dividend (paid on January 4, 2018), (2) the 2017 special dividend (paid on January 9, 2018, and 3) the first quarter 2018 dividend (paid on March 16, 2018). The aggregate stock repurchases for the quarter ended March 31, 2018 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2018 to January 31, 2018 (2)	4,641	$19.38	4,240	$105,810
February 1, 2018 to February 28, 2018	5,535	$18.32	5,535	$204,346
March 1, 2018 to March 31, 2018 (2)	2,762	$17.71	2,707	$156,361	(1)
Total	12,938	$18.57	12,482

(1)
Amounts available for purchase relate only to our stock repurchase plan, which was previously authorized on May 2, 2017 with a total repurchase amount of up to $250 million of shares of our common stock pursuant to the stock repurchase plan between May 2, 2017 and May 2, 2019. As of February 21, 2018, we had approximately $40.0 million of capacity outstanding under our then-existing board-approved share repurchase authorization. On February 21, 2018, the Board of Directors of Piedmont re-authorized our stock repurchase plan to permit the additional purchase of shares of common stock having an aggregate purchase price of up to an additional $200 million between February 21, 2018 and February 21, 2020. As of March 31, 2018, we have $156.4 million of availability remaining under our current authorization to repurchase shares of our common stock through February 21, 2020. The share repurchase plan is separate from shares purchased for DRP issuance.

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
3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010)

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

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2017)

10.1
Term Loan Agreement, dated as of March 29, 2018, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2018)

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 1, 2018	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)