Form 10-Q
period 2018-06-30
Piedmont Office Realty Trust, Inc.
filed 2018-08-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2018
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

5565 Glenridge Connector
Ste. 450
Atlanta, Georgia 30342
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 31, 2018:
128,370,913 shares

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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-U.S. generally accepted accounting principles ("GAAP") measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with re-development properties, if any. ALR should not be viewed as an alternative to rental revenues or net income calculated in accordance with GAAP or as a measurement of our operating performance. Piedmont believes that ALR is helpful to investors in assessing the relative magnitude of specific tenants, properties, or other components of our portfolio in relation to each other and to the portfolio as a whole.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2017. Piedmont’s results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$547,602	$544,794
Buildings and improvements, less accumulated depreciation of $831,692 and $785,206 as of June 30, 2018 and December 31, 2017, respectively	2,409,749	2,418,023
Intangible lease assets, less accumulated amortization of $79,934 and $99,145 as of June 30, 2018 and December 31, 2017, respectively	70,271	77,805
Construction in progress	17,831	11,710
Real estate assets held for sale, net	—	332,410
Total real estate assets	3,045,453	3,384,742
Amounts due from unconsolidated joint ventures	—	10
Cash and cash equivalents	8,944	7,382
Tenant receivables, net of allowance for doubtful accounts of $597 and $539 as of June 30, 2018 and December 31, 2017, respectively	9,323	12,139
Straight-line rent receivables	172,164	163,160
Note receivable	3,200	—
Restricted cash and escrows	1,415	1,373
Prepaid expenses and other assets	29,180	22,517
Goodwill	98,918	98,918
Interest rate swaps	2,679	688
Deferred lease costs, less accumulated amortization of $169,256 and $183,740 as of June 30, 2018 and December 31, 2017, respectively	252,714	261,907
Other assets held for sale, net	—	47,131
Total assets	$3,623,990	$3,999,967
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $8,144 and $7,689 as of June 30, 2018 and December 31, 2017, respectively	$1,529,856	$1,535,311
Secured debt, net of premiums and unamortized debt issuance costs of $795 and $946 as of June 30, 2018 and December 31, 2017, respectively	190,990	191,616
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	94,215	216,653
Deferred income	25,532	29,582
Intangible lease liabilities, less accumulated amortization of $54,540 and $55,847 as of June 30, 2018 and December 31, 2017, respectively	40,341	38,458
Interest rate swaps	—	1,478
Other liabilities held for sale, net	—	380
Total liabilities	1,880,934	2,013,478
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2018 or December 31, 2017	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2018 or December 31, 2017	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 128,370,913 and 142,358,940 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,284	1,424
Additional paid-in capital	3,681,127	3,677,360
Cumulative distributions in excess of earnings	(1,953,291)	(1,702,281)
Other comprehensive income	12,141	8,164
Piedmont stockholders’ equity	1,741,261	1,984,667
Noncontrolling interest	1,795	1,822
Total stockholders’ equity	1,743,056	1,986,489
Total liabilities and stockholders’ equity	$3,623,990	$3,999,967
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$101,478	$118,492	$202,932	$236,531
Tenant reimbursements	22,047	24,285	45,041	49,122
Property management fee revenue	382	400	691	925
Other property related income	5,267	5,502	10,410	10,564
	129,174	148,679	259,074	297,142
Expenses:
Property operating costs	52,637	56,287	104,496	112,117
Depreciation	27,115	30,059	54,260	60,827
Amortization	15,245	19,314	31,978	39,729
General and administrative	8,258	7,528	14,810	15,678
	103,255	113,188	205,544	228,351
Real estate operating income	25,919	35,491	53,530	68,791
Other income (expense):
Interest expense	(15,687)	(18,421)	(29,445)	(36,478)
Other income/(expense)	731	38	1,177	(62)
Equity in income of unconsolidated joint ventures	—	107	—	118
Loss on extinguishment of debt	—	—	(1,680)	—
Gain/(loss) on sale of real estate assets, net	(23)	6,492	45,186	6,439
Net income	10,940	23,707	68,768	38,808
Plus: Net loss applicable to noncontrolling interest	2	3	4	6
Net income applicable to Piedmont	$10,942	$23,710	$68,772	$38,814
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.09	$0.16	$0.52	$0.27
Weighted-average common shares outstanding – basic	128,346,433	145,412,524	132,090,741	145,350,074
Weighted-average common shares outstanding – diluted	128,700,743	145,813,130	132,431,642	145,779,709
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017

Net income applicable to Piedmont		$10,942		$23,710		$68,772		$38,814
Other comprehensive income:
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	1,747		(911)		3,264		132
Plus: Reclassification of net (gain)/loss included in net income (See Note 6)	(245)		977		807		2,283
Gain on investment in available for sale securities	—		15		—		28
Other comprehensive income		1,502		81		4,071		2,443
Comprehensive income applicable to Piedmont		$12,444		$23,791		$72,843		$41,257

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	145,235	$1,452	$3,673,128	$(1,580,863)	$2,104	$1,882	$2,097,703
Share repurchases as part of an announced plan	(3,133)	(31)	—	(61,719)	—	—	(61,750)
Offering costs	—	—	(182)	—	—	—	(182)
Dividends to common stockholders ($1.34 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(233)	(193,263)	—	(45)	(193,541)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	257	3	4,647	—	—	—	4,650
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	133,564	—	—	133,564
Other comprehensive income	—	—	—	—	6,060	—	6,060
Balance, December 31, 2017	142,359	1,424	3,677,360	(1,702,281)	8,164	1,822	1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(14,343)	(143)	—	(264,642)	—	—	(264,785)
Dividends to common stockholders ($0.42 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(51)	(55,234)	—	(23)	(55,308)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	355	3	3,818	—	—	—	3,821
Net loss applicable to noncontrolling interest	—	—	—	—	—	(4)	(4)
Net income applicable to Piedmont	—	—	—	68,772	—	—	68,772
Other comprehensive income	—	—	—	—	4,071	—	4,071
Balance, June 30, 2018	128,371	$1,284	$3,681,127	$(1,953,291)	$12,141	$1,795	$1,743,056

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$68,768	$38,808
Operating distributions received from unconsolidated joint ventures	10	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,260	60,827
Amortization of debt issuance costs and net settlement of interest rate swaps	(207)	810
Other amortization	29,061	39,034
Loss on extinguishment of debt	1,665	—
Stock compensation expense	5,004	5,403
Equity in income of unconsolidated joint ventures	—	(118)
Gain on sale of real estate assets, net	(45,186)	(6,439)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(6,974)	(13,078)
Increase in prepaid expenses and other assets	(6,452)	(6,908)
Cash received upon settlement of interest rate swaps	807	—
Decrease in accounts payable and accrued expenses	(13,672)	(5,471)
Decrease in deferred income	(3,839)	(1,128)
Net cash provided by operating activities	83,245	111,740
Cash Flows from Investing Activities:
Acquisition of real estate assets, related intangibles, and cash held in escrow for acquisitions	(28,176)	—
Capitalized expenditures, net of accruals	(26,476)	(58,320)
Net sales proceeds from wholly-owned properties	419,557	23,023
Investments in unconsolidated joint ventures	—	(284)
Note receivable issuance	(3,200)	—
Deferred lease costs paid	(10,219)	(9,563)
Net cash provided by/(used in) investing activities	351,486	(45,144)
Cash Flows from Financing Activities:
Debt issuance costs paid	(248)	(102)
Proceeds from debt	773,225	147,000
Repayments of debt	(780,721)	(115,694)
Costs of issuance of common stock	—	(74)
Shares withheld for payment of taxes related to employee stock compensation	(2,213)	(3,380)
Repurchases of common stock as part of announced plan	(266,062)	—
Dividends paid and discount on dividend reinvestments	(157,108)	(91,664)
Net cash used in financing activities	(433,127)	(63,914)
Net increase in cash, cash equivalents, and restricted cash and escrows	1,604	2,682
Cash, cash equivalents, and restricted cash and escrows, beginning of period	8,755	8,204
Cash, cash equivalents, and restricted cash and escrows, end of period	$10,359	$10,886

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

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

As of June 30, 2018, Piedmont owned 53 in-service office properties and one redevelopment asset. As of June 30, 2018, Piedmont's 53 in-service office properties comprise approximately 16.2 million square feet of primarily Class A commercial office space and were approximately 90.6% leased. As of June 30, 2018, approximately 91% of Piedmont's Annualized Lease Revenue (unaudited) was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act ("H.R. 1"), which generally took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). For example, H.R. 1 limits the ability of corporations to utilize net operating loss carryforwards and limits the deductibility of business interest for all taxpayers, subject to an exception for taxpayers that are engaged in certain specified real property trades or business who make an irrevocable election not to apply the limitation to a particular real property trade or business and to depreciate their real property investments held in such trade or business using the less favorable alternative depreciation system. To date, the IRS has issued limited guidance with respect to certain of the provisions of H.R. 1, and there are numerous interpretive issues that will require guidance. In addition, changes made by H.R. 1 may require Piedmont to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on its GAAP-based financial statements, unless the income is already subject to certain special methods of accounting under the Code. This could cause Piedmont to recognize taxable income prior to the receipt of the associated cash and accordingly, increase its distribution levels in order to maintain its status as a REIT. H.R. 1 also includes limitations on the deductibility of certain compensation paid to Piedmont's executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase Piedmont's taxable income and its required distributions. Piedmont recorded an approximate $0.2 million reduction to its tax liability related to its taxable REIT subsidiary as a result of the rate reduction included in H.R. 1 during the six months ended June 30, 2018. Although management is still evaluating the other effects of H.R. 1, Piedmont does not believe that H.R. 1 will significantly impact its financial statements.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated statements of income have been reclassified to conform to the current period financial statement presentation. These amounts included: (i) the reclassification of approximately $5.5 million and $10.6 million for the three and six months ended June 30, 2017, respectively, of parking, antennae license and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue in conjunction with the adoption of the Revenue Recognition Amendments, as further defined and described below; and (ii) the reclassification of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, of expense related to certain regional employees who are primarily engaged in the operation and management of properties that was previously included in general and administrative expense to property operating costs.

Accounting Pronouncements Adopted during the Six Months Ended June 30, 2018

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

Piedmont's revenues which are included in the scope of the Revenue Recognition Amendments include its property management fee revenue, the majority of its parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside Piedmont's buildings. Lease contracts are specifically excluded from the Revenue Recognition Amendments and, Piedmont intends to utilize a leasing practical expedient, which has been tentatively approved by the FASB, to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of Piedmont's non-lease related revenue already followed the prescribed method of the Revenue Recognition Amendments, Piedmont was able to effectively adopt these amendments on a full retrospective basis, with no impact to the timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, Piedmont reclassified approximately $5.5 million and $10.6 million for the three and six months ended June 30, 2017, respectively, of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue. Piedmont did not elect to adopt any practical expedients provided by the Revenue Recognition Amendments.

A detail of Piedmont's total revenues for the three months ended June 30, 2018 and 2017 (after reclassifications as a result of the adoption of the Revenue Recognition Amendments), including a detailed description of each line item is as follows:

		(After Adoption of Revenue Recognition Amendments)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Rental income	$101,478	$118,492
Tenant reimbursements	22,047	24,285
Property management fee revenue	382	400
Other property related income	5,267	5,502
Total revenues	$129,174	$148,679

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

Other property related income - consists of all other property related income from Piedmont's customers (tenants) that is not derived from a contract meeting the definition of a lease. Examples of such income include parking revenue and income from licenses with unrelated third-parties to place antennae and/or fiber optic cables in or on Piedmont's buildings. Since these services are substantially the same and have the same pattern of transfer, there is no timing difference between the recognition of other property related income and the recognition of the underlying expense/delivery of “service” under the new Revenue Recognition Amendments. Additionally, no modification to the timing of Piedmont’s previous revenue recognition is necessary, as these items have been recognized historically in accordance with this pattern of transfer.

Gain/(loss) on Sale of Real Estate Assets

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") concurrent with the Revenue Recognition Amendments mentioned above. Piedmont elected to apply the amendments of ASU 2017-05 on a full retrospective basis; however, there were no adjustments to previously recorded gains/(losses) on sale of real estate as a result of the transition.

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by Piedmont are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, Piedmont has made a cumulative-effect adjustment to its consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income to cumulative distributions in excess of earnings, and has recorded changes in fair value in net income for the three and six months ended June 30, 2018 related to these investment securities.

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

Other Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. Additionally, Accounting Standards Update No. 2018-11, Leases (Topic 842) Targeted Improvements ("ASU 2018-11") issued by the FASB allows certain non-lease operating expense reimbursements to be accounted for as part of the lease provided certain criteria are met under an optional practical expedient. Further, the FASB has issued Accounting Standards Update No. 2018-01 Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"). The amendments to ASU No. 2018-01 clarify that a land easement is required to be evaluated to determine whether it should be accounted for as a lease upon adoption of ASU 2016-02, and provides an optional practical transition expedient allowing entities not currently assessing land easements under existing leasing guidance prior to adoption of ASU 2016-02 to not apply the new guidance to land easements existing at the date of initial adoption of ASU 2016-02. The amendments in ASU 2016-02, ASU 2018-01, and ASU 2018-11 are effective in the first quarter of 2019. Although management continues to evaluate the guidance and disclosures required by these amendments, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption related to lessor accounting. However, Piedmont does expect to record a right-to-use asset and related liability under lessee accounting, and Piedmont is still evaluating the potential impact of such lessee accounting.

The FASB has issued Accounting Standards Update No. 2018-07, Stock Compensation (Topic 718), Improvements to NonEmployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. The amendments supersede previous guidance on accounting for share-based payments to non-employees codified in the FASB's Accounting Standards Codification ("ASC") 505-50. ASU 2018-07 is effective in the first quarter of 2019, with early adoption permitted at any time provided that the entity has already adopted the provisions of ASC 606. Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

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

3.Acquisitions

During the six months ended June 30, 2018, Piedmont acquired one property using proceeds available as a result of dispositions (see Note 9) in January 2018 and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price (in millions)
501 West Church Street	Orlando, Florida	February 23, 2018	100%	182,461	100%	$28.0

4.Debt

During the six months ended June 30, 2018, Piedmont fully repaid the balances of the $300 Million Unsecured 2013 Term Loan and the $170 Million Unsecured 2015 Term Loan using proceeds from the 2017 Disposition Portfolio (see Note 9) and cash on hand, as well as drawing on its $500 Million Unsecured 2015 Line of Credit. Further, Piedmont had net borrowings during the six months ended June 30, 2018 on its $500 Million Unsecured 2015 Line of Credit of approximately $215.0 million, which brought the outstanding balance on the $500 Million Unsecured 2015 Line of Credit to $238 million as of June 30, 2018.

Additionally during the six months ended June 30, 2018, Piedmont entered into a $250 million unsecured term loan facility (the “$250 Million Unsecured 2018 Term Loan”) with a consortium of lenders. The term of the $250 Million Unsecured 2018 Term Loan is seven years with a maturity date of March 31, 2025; however, Piedmont may prepay the $250 Million Unsecured 2018 Term Loan, in whole or in part, at any time after March 29, 2020 without premium or penalty. The proceeds of the $250 Million Unsecured 2018 Term Loan were used to reduce the outstanding balance under the $500 Million Unsecured 2015 Line of Credit on the date the proceeds were received.

The $250 Million Unsecured 2018 Term Loan has the option to bear interest at varying levels based on either (i) the London Interbank Offered Rate (“LIBOR”) for an interest period selected by Piedmont of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month, or (ii) Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus 1%; plus a stated interest rate spread based on the higher credit rating level issued for either Piedmont or Piedmont OP. The stated interest rate spread over LIBOR can vary from 1.45% to 2.40% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. As of June 30, 2018, the stated interest rate spread on the $250 Million Unsecured 2018 Term Loan was 1.60%.

Under the $250 Million Unsecured 2018 Term Loan, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40. In addition, Piedmont entered into three interest rate swap agreements for a total notional amount of $150 million which effectively fixed $150 million of the $250 Million Unsecured 2018 Term Loan at an interest rate of approximately 4.11%.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2018 and December 31, 2017 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						June 30, 2018	December 31, 2017
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$30,195	$30,670
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						795	946
Subtotal/Weighted Average (5)	3.81%					190,990	191,616
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan	LIBOR + 1.125%	2.54%		5/15/2018		—	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	(7)	1/31/2019		—	300,000
$500 Million Unsecured 2015 Line of Credit (6)	LIBOR + 1.00%	3.08%		6/18/2019	(8)	238,000	23,000
$300 Million Unsecured 2011 Term Loan	LIBOR + 1.15%	3.35%	(7)	1/15/2020		300,000	300,000
$350 Million Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	3.95%	(9)	3/31/2025		250,000	—
Discounts and unamortized debt issuance costs						(8,144)	(7,689)
Subtotal/Weighted Average (5)	3.70%					1,529,856	1,535,311
Total/Weighted Average (5)	3.71%					$1,720,846	$1,726,927

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of June 30, 2018 and December 31, 2017 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of June 30, 2018.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes in Piedmont's credit rating, the rate to that shown as the effective rate.

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided Piedmont is not then in default and upon payment of extension fees.

(9)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of June 30, 2018.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $14.8 million and $16.7 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $30.7 million and $36.0 million for the six months ended June 30, 2018 and 2017, respectively. Also, Piedmont capitalized interest of approximately $346,000 and $35,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.5 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 7 for a description of Piedmont’s estimated fair value of debt as of June 30, 2018.

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
A summary of Piedmont’s interests in its consolidated VIEs and their related carrying values as of June 30, 2018 and December 31, 2017 is as follows (net carrying amount in millions):

	Piedmont's %		Net Carrying Amount as of	Net Carrying Amount as of
Entity	Ownership of Entity	Related Building	June 30, 2018	December 31, 2017	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	98.6%	1201 Eye Street	$87.5	$81.1
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	98.1%	1225 Eye Street	$64.5	$65.2
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	$256.5	$263.2
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

As of June 30, 2018, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the $300 Million Unsecured 2011 Term Loan, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 81 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2018 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2018 and December 31, 2017, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2018	December 31, 2017
Gross derivative assets	$2,679	$688
Gross derivative liabilities	—	(1,478)
Net derivative asset/(liability)	$2,679	$(790)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the three and six months ended June 30, 2018 and 2017, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amount of gain/(loss) recognized in OCI	$1,747	$(911)	$3,264	$132
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$245	$(977)	$451	$(2,283)
Amount of gain/(loss) recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$—	$(1,258)	$—

Total amount of Interest Expense presented in the consolidated statements of income	$15,687	$18,421	$29,445	$36,478
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$—	$—	$1,680	$—

(1)	Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of debt (see Note 4).

Piedmont estimates that approximately $2.8 million will be reclassified from OCI as a reduction of interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and six months ended June 30, 2018 and 2017, respectively.

Additionally, see Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. Because all of Piedmont's interest rate swaps are in an asset position, if Piedmont were to breach any of the contractual provisions of the derivative contracts, the settlement of its obligations under the agreements would not result in a penalty as of June 30, 2018. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018			December 31, 2017
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$8,944	$8,944	Level 1	$7,382	$7,382	Level 1
Tenant receivables, net(1)	$9,323	$9,323	Level 1	$12,139	$12,139	Level 1
Notes receivable (1)	$3,200	$3,200	Level 1	$—	$—	Level 1
Restricted cash and escrows(1)	$1,415	$1,415	Level 1	$1,373	$1,373	Level 1
Interest rate swaps	$2,679	$2,679	Level 2	$688	$688	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$11,000	$11,000	Level 1	$126,429	$126,429	Level 1
Interest rate swaps	$—	$—	Level 2	$1,478	$1,478	Level 2
Debt, net	$1,720,846	$1,725,912	Level 2	$1,726,927	$1,759,905	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2018 and December 31, 2017; however, Piedmont's estimate of its estimated fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and further discussed in Note 6, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2018 and December 31, 2017. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2018 and December 31, 2017, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of June 30, 2018, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $40.0 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of June 30, 2018, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $11.8 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded $0 and $20,000 of such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.3 million of such reductions in reimbursement revenues related to such tenant audits/disputes during the six months ended June 30, 2018 and 2017, respectively.

9.Assets Held for Sale

As of June 30, 2018, no properties met the criteria for held for sale classification. However, during the six months ended June 30, 2018, Piedmont sold a portfolio of 14 properties (the "2017 Disposition Portfolio"). As of December 31, 2017, the 2017 Disposition Portfolio met the criteria for held for sale classification, and such properties are shown as held for sale as of December 31, 2017 in the consolidated balance sheet. Details of assets held for sale as of June 30, 2018 and December 31, 2017 are presented below (in thousands):

	June 30, 2018	December 31, 2017
Real estate assets held for sale, net:
Land	$—	$74,498
Building and improvements, less accumulated depreciation of $0 and $169,116 as of June 30, 2018 and December 31, 2017, respectively	—	255,634
Construction in progress	—	2,278
Total real estate assets held for sale, net	$—	$332,410

Other assets held for sale, net:
Straight-line rent receivables	$—	$25,975
Prepaid expenses and other assets	—	328
Deferred lease costs, less accumulated amortization of $0 and $16,549 as of June 30, 2018 and December 31, 2017, respectively	—	20,828
Total other assets held for sale, net	$—	$47,131

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $0 and $935 as of June 30, 2018 and December 31, 2017, respectively	$—	$380

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

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2017	868,437	$21.69
Deferred Stock Awards Granted	354,236	$17.84
Increase in Estimated Potential Share Award	379,249	$23.80
Performance Stock Awards Vested	(161,005)	$18.47
Deferred Stock Awards Vested	(331,195)	$19.21
Deferred Stock Awards Forfeited	(6,515)	$19.98
Unvested and Potential Stock Awards as of June 30, 2018	1,103,207	$22.42

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2018 and 2017, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$17.84	$21.38	$17.84	$21.38
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$5,639	$5,551	$6,363	$5,841
Share-based Liability Awards Paid During the Period(1)	$—	$—	$2,947	$2,877

(1)	Amounts reflect the issuance of performance share awards related to the 2014-16 and 2015-17 Performance Share Plans during the six months ended June 30, 2018 and 2017, respectively.

A detail of Piedmont’s outstanding stock awards as of June 30, 2018 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
January 3, 2014	Deferred Stock Award	72,969	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	16,416
May 24, 2016	Deferred Stock Award	208,055	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	60,975
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	119,371	(2)
May 18, 2017	Deferred Stock Award	219,947	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	124,281
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	143,335	(2)
May 17, 2018	Deferred Stock Award-Board of Directors	31,388	$17.84	Of the shares granted, 100% will vest by May 17, 2019.	31,388
May 17, 2018	Deferred Stock Award	302,865	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	241,409
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	366,032	(2)
Total					1,103,207

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2018.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2018. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peers' total stockholder return.

During the three months ended June 30, 2018 and 2017, Piedmont recognized approximately $4.0 million and $2.6 million of compensation expense related to stock awards, of which $2.6 million and $1.1 million is related to the amortization of unvested shares, respectively. During the six months ended June 30, 2018 and 2017, Piedmont recognized approximately $5.0 million and $5.7 million of compensation expense related to stock awards, of which $3.9 million and $4.2 million is related to the amortization of unvested shares, respectively. During the six months ended June 30, 2018, a net total of 354,526 shares were issued to employees. As of June 30, 2018, approximately $6.3 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

11.Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the six months ended June 30, 2018 and 2017, (in thousands) are outlined below:

	Six Months Ended
	June 30, 2018	June 30, 2017
Accrued capital expenditures and deferred lease costs	$8,920	$9,417
Change in accrued dividends and discount on dividend reinvestments	$(101,800)	$(30,532)
Change in accrued share repurchases as part of an announced plan	$(1,277)	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as reported, or previously reported, within the consolidated balance sheet to the consolidated statement of cash flows as of the six months ended June 30, 2018 and 2017, respectively (in thousands).

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash and cash equivalents, beginning of period	$7,382	$6,992
Restricted cash and escrows, beginning of period	1,373	1,212
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$8,755	$8,204

Cash and cash equivalents, end of period	$8,944	$9,596
Restricted cash and escrows, end of period	1,415	1,290
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$10,359	$10,886

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted-average common shares – basic	128,346	145,413	132,091	145,350
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	355	400	341	430
Weighted-average common shares – diluted	128,701	145,813	132,432	145,780

Common stock issued and outstanding as of period end			128,371	145,490

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

Condensed Consolidating Balance Sheets
As of June 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$511,508	$—	$547,602
Buildings and improvements, less accumulated depreciation	—	176,704	2,233,345	(300)	2,409,749
Intangible lease assets, less accumulated amortization	—	—	70,271	—	70,271
Construction in progress	—	408	17,423	—	17,831
Total real estate assets	—	213,206	2,832,547	(300)	3,045,453
Cash and cash equivalents	150	5,311	3,483	—	8,944
Tenant and straight-line rent receivables, net	—	15,467	166,020	—	181,487
Investment in subsidiaries	1,743,439	2,803,136	169	(4,546,744)	—
Notes receivable	—	810	147,700	(145,310)	3,200
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	77	7,020	26,205	(28)	33,274
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,530	237,184	—	252,714
Total assets	$1,743,666	$3,159,398	$3,413,308	$(4,692,382)	$3,623,990
Liabilities:
Debt, net	$—	$1,529,792	$336,364	$(145,310)	$1,720,846
Accounts payable, accrued expenses, and accrued capital expenditures	610	15,012	78,621	(28)	94,215
Deferred income	—	2,185	23,347	—	25,532
Intangible lease liabilities, net	—	—	40,341	—	40,341
Total liabilities	610	1,546,989	478,673	(145,338)	1,880,934
Equity:
Total stockholders’ equity	1,743,056	1,612,409	2,934,635	(4,547,044)	1,743,056
Total liabilities and stockholders’ equity	$1,743,666	$3,159,398	$3,413,308	$(4,692,382)	$3,623,990

Condensed Consolidating Balance Sheets
As of December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$508,700	$—	$544,794
Buildings and improvements, less accumulated depreciation	—	180,886	2,237,437	(300)	2,418,023
Intangible lease assets, less accumulated amortization	—	181	77,624	—	77,805
Construction in progress	—	85	11,625	—	11,710
Real estate assets held for sale, net	—	32,815	299,595	—	332,410
Total real estate assets	—	250,061	3,134,981	(300)	3,384,742
Cash and cash equivalents	150	3,890	3,342	—	7,382
Tenant and straight-line rent receivables, net, and amounts due from unconsolidated joint ventures	—	16,891	158,418	—	175,309
Advances to affiliates	1,674,276	6,297,632	—	(7,971,908)	—
Investment in subsidiary	3,437,299	—	172	(3,437,471)	—
Notes receivable	—	88,810	144,500	(233,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps and other assets	2	5,094	20,222	(740)	24,578
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	16,611	245,296	—	261,907
Other assets held for sale, net	—	2,266	44,865	—	47,131
Total assets	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967
Liabilities:
Debt, net	$—	$1,535,239	$424,998	$(233,310)	$1,726,927
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	104,028	20,279	93,086	(740)	216,653
Advances from affiliates	5,277,957	941,494	1,850,712	(8,070,163)	—
Deferred income	—	3,631	25,951	—	29,582
Intangible lease liabilities, net	—	—	38,458	—	38,458
Interest rate swaps	—	1,478	—	—	1,478
Liabilities held for sale, net	—	—	380	—	380
Total liabilities	5,381,985	2,502,121	2,433,585	(8,304,213)	2,013,478
Equity:
Total stockholders’ equity	(270,258)	4,278,052	1,318,211	(3,339,516)	1,986,489
Total liabilities and stockholders’ equity	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967

Consolidating Statements of Income
For the three months ended June 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$9,238	$92,723	$(483)	$101,478
Tenant reimbursements	—	2,195	19,961	(109)	22,047
Property management fee revenue	—	—	4,147	(3,765)	382
Other property related income	—	29	5,238	—	5,267
	—	11,462	122,069	(4,357)	129,174
Expenses:
Property operating costs	—	4,927	52,067	(4,357)	52,637
Depreciation	—	2,846	24,269	—	27,115
Amortization	—	463	14,782	—	15,245
General and administrative	86	1,539	6,633	—	8,258
	86	9,775	97,751	(4,357)	103,255
Real estate operating income/(loss)	(86)	1,687	24,318	—	25,919
Other income (expense):
Interest expense	—	(13,953)	(3,614)	1,880	(15,687)
Other income/(expense)	—	36	2,575	(1,880)	731
Loss on sale of real estate assets, net	—	(13)	(10)	—	(23)
	—	(13,930)	(1,049)	—	(14,979)
Income/(loss) before consolidated subsidiaries	(86)	(12,243)	23,269	—	10,940
Income from subsidiaries	11,028	24,557	—	(35,585)	—
Net income	10,942	12,314	23,269	(35,585)	10,940
Plus: Net loss applicable to noncontrolling interest	—	—	2	—	2
Net income applicable to Piedmont	$10,942	$12,314	$23,271	$(35,585)	$10,942

Consolidating Statements of Income
For the three months ended June 30, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$11,068	$107,909	$(485)	$118,492
Tenant reimbursements	—	2,966	21,446	(127)	24,285
Property management fee revenue	—	—	4,590	(4,190)	400
Other property related income	—	22	5,480	—	5,502
	—	14,056	139,425	(4,802)	148,679
Expenses:
Property operating costs	—	5,853	55,236	(4,802)	56,287
Depreciation	—	3,281	26,778	—	30,059
Amortization	—	803	18,511	—	19,314
General and administrative	81	1,528	5,919	—	7,528
	81	11,465	106,444	(4,802)	113,188
Real estate operating income/(loss)	(81)	2,591	32,981	—	35,491
Other income (expense):
Interest expense	—	(14,810)	(7,262)	3,651	(18,421)
Other income/(expense)	—	2,240	1,449	(3,651)	38
Equity in income of unconsolidated joint ventures	—	107	—	—	107
Gain/(loss) on sale of real estate assets, net	—	6,495	(3)	—	6,492
Net income/(loss)	(81)	(3,377)	27,165	—	23,707
Plus: Net loss applicable to noncontrolling interest	—	—	3	—	3
Net income/(loss) applicable to Piedmont	$(81)	$(3,377)	$27,168	$—	$23,710

Consolidating Statements of Income
For the six months ended June 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$18,052	$185,794	$(914)	$202,932
Tenant reimbursements	—	4,840	40,395	(194)	45,041
Property management fee revenue	—	—	8,328	(7,637)	691
Other property related income	—	57	10,353	—	10,410
	—	22,949	244,870	(8,745)	259,074
Expenses:
Property operating costs	—	9,641	103,600	(8,745)	104,496
Depreciation	—	5,710	48,550	—	54,260
Amortization	—	1,074	30,904	—	31,978
General and administrative	186	3,425	11,199	—	14,810
	186	19,850	194,253	(8,745)	205,544
Real estate operating income/(loss)	(186)	3,099	50,617	—	53,530
Other income (expense):
Interest expense	—	(25,975)	(7,312)	3,842	(29,445)
Other income/(expense)	—	160	4,859	(3,842)	1,177
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets, net	—	1,417	43,769	—	45,186
	—	(26,078)	41,316	—	15,238
Income/(loss) before consolidated subsidiaries	(186)	(22,979)	91,933	—	68,768
Income from subsidiaries	68,958	92,226	—	(161,184)	—
Net income	68,772	69,247	91,933	(161,184)	68,768
Plus: Net loss applicable to noncontrolling interest	—	—	4	—	4
Net income applicable to Piedmont	$68,772	$69,247	$91,937	$(161,184)	$68,772

Consolidating Statements of Income
For the six months ended June 30, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$22,456	$215,019	$(944)	$236,531
Tenant reimbursements	—	5,971	43,381	(230)	49,122
Property management fee revenue	—	—	9,226	(8,301)	925
Other property related income	—	54	10,510	—	10,564
	—	28,481	278,136	(9,475)	297,142
Expenses:
Property operating costs	—	11,655	109,937	(9,475)	112,117
Depreciation	—	6,744	54,083	—	60,827
Amortization	—	1,659	38,070	—	39,729
General and administrative	183	3,231	12,264	—	15,678
	183	23,289	214,354	(9,475)	228,351
Real estate operating income/(loss)	(183)	5,192	63,782	—	68,791
Other income (expense):
Interest expense	—	(29,254)	(14,514)	7,290	(36,478)
Other income/(expense)	—	4,469	2,759	(7,290)	(62)
Equity in income of unconsolidated joint ventures	—	118	—	—	118
Gain on sale of real estate assets, net	—	6,434	5	—	6,439
Net income/(loss)	(183)	(13,041)	52,032	—	38,808
Plus: Net loss applicable to noncontrolling interest	—	—	6	—	6
Net income/(loss) applicable to Piedmont	$(183)	$(13,041)	$52,038	$—	$38,814

Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net income	$10,942	$12,314	$23,271	$(35,585)	$10,942
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	1,747	1,747	—	(1,747)	1,747
Plus: Reclassification of gain included in net income	(245)	(245)	—	245	(245)
Other comprehensive income	1,502	1,502	—	(1,502)	1,502

Comprehensive income	$12,444	$13,816	$23,271	$(37,087)	$12,444

Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net income	$68,772	$69,247	$91,937	$(161,184)	$68,772
Effective portion of gain on derivatives instruments that are designated and qualify as cash flow hedges	3,264	3,264	—	(3,264)	3,264
Plus: Reclassification of net loss included in net income	807	807	—	(807)	807
Other comprehensive income	4,071	4,071	—	(4,071)	4,071

Comprehensive income	$72,843	$73,318	$91,937	$(165,255)	$72,843

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net Cash Provided by Operating Activities	$71,842	$73,022	$99,557	$(161,176)	$83,245

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	—	(3,159)	(51,493)	—	(54,652)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	36,572	382,985	—	419,557
Note receivable issuance	—	—	(3,200)	—	(3,200)
Deferred lease costs paid	—	(20)	(10,199)	—	(10,219)
Distributions from subsidiaries	353,518	64,863	—	(418,381)	—
Net cash provided by investing activities	353,518	186,256	318,093	(506,381)	351,486
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(248)	—	—	(248)
Proceeds from debt	—	773,225	—	—	773,225
Repayments of debt	—	(780,000)	(721)	—	(780,721)
Intercompany note payable	—	—	(88,000)	88,000	—
Value of shares withheld to pay tax obligations related to employee stock compensation	(2,213)	—	—	—	(2,213)
Repurchases of common stock as part of announced plan	(266,062)	—	—	—	(266,062)
Distributions	(157,085)	(250,818)	(328,762)	579,557	(157,108)
Net cash used in financing activities	(425,360)	(257,841)	(417,483)	667,557	(433,127)
Net increase in cash, cash equivalents, and restricted cash and escrows	—	1,437	167	—	1,604
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,906	4,699	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$5,343	$4,866	$—	$10,359

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net Cash Provided by/(Used in) Operating Activities	$3,091	$(10,029)	$118,678	$—	$111,740

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	—	(757)	(57,563)	—	(58,320)
Investments in unconsolidated joint ventures	—	(284)	—	—	(284)
Net sales proceeds from wholly-owned properties	—	23,032	(9)	—	23,023
Deferred lease costs paid	—	(736)	(8,827)	—	(9,563)
Net cash provided by/(used in) investing activities	—	21,255	(66,399)	—	(45,144)
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(102)	—	—	(102)
Proceeds from debt	—	147,000	—	—	147,000
Repayments of debt	—	(115,000)	(694)	—	(115,694)
Costs of issuance of common stock	(74)	—	—	—	(74)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,380)	—	—	—	(3,380)
(Distributions to)/repayments from affiliates	92,020	(41,618)	(50,402)	—	—
Dividends paid and discount on dividend reinvestments	(91,657)	—	(7)	—	(91,664)
Net cash used in financing activities	(3,091)	(9,720)	(51,103)	—	(63,914)
Net increase in cash, cash equivalents, and restricted cash and escrows	—	1,506	1,176	—	2,682
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,693	4,361	—	8,204
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$5,199	$5,537	$—	$10,886

14.Subsequent Events

Third Quarter Dividend Declaration

On August 1, 2018, the Board of Directors of Piedmont declared dividends for the third quarter 2018 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 31, 2018. Such dividends are to be paid on September 21, 2018.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2015 Line of Credit as our primary sources of immediate liquidity. As of the filing date, we have $263.0 million of unused capacity under our line of credit. When necessary, we may renew and extend our line of credit, and seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2018 and 2017 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Capital expenditures for new development	$5	$4,516
Capital expenditures for redevelopment/renovations	4,151	653
Capital expenditures previously credited as part of property acquisition	—	9,187
Other capital expenditures, including building and tenant improvements	22,320	43,964
Total capital expenditures(1)	$26,476	$58,320

(1)
Of the total amounts paid, approximately $0.8 million and $0.2 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2018 and 2017, respectively.

"Capital expenditures for new development" relate to new office development projects. During the six months ended June 30, 2017, such expenditures primarily related to the construction of 500 TownPark, our now complete, approximately 134,000 square foot, 100% leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida.

"Capital expenditures for redevelopment/renovations" during the six months ended June 30, 2018 relate to the redevelopment project to upgrade amenities and parking at our Two Pierce Place building in Itasca, Illinois, while such expenditures during the six months ended June 30, 2017 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

We classify our tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of June 30, 2018, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio total approximately $40.0 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $11.8 million as of June 30, 2018.

For example, for leases executed during the six months ended June 30, 2018, we committed to spend approximately $4.48 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments), and for those executed during the six months ended June 30, 2017, we committed to spend approximately $4.89 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments). In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties, including recently completed development and redevelopment projects. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, we may continue to use capital resources to repurchase additional shares of our common stock under our stock repurchase program. As of June 30, 2018, we had approximately $123.5 million of board-authorized capacity remaining for future stock repurchases. Finally, other than our $500 Million Unsecured 2015 Line of Credit (which can be extended to 2020), we have no scheduled debt maturities until 2020; however, on a longer term basis we expect to use capital to repay debt obligations when they become due.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended June 30, 2018 was $10.9 million, or $0.09 per diluted share, as compared with net income of $23.7 million, or $0.16 per diluted share, for the three months ended June 30, 2017. The three months ended June 30, 2017 included an approximately $6.5 million, or $0.04 per diluted share, gain on sale compared to de minimis gain/loss activity in the second quarter of the current year. The remaining decrease is primarily attributable to the sale of sixteen wholly-owned assets and one unconsolidated joint venture since June of 2017. These decreases were partially offset on a per share basis by a 17.1 million share decrease in our weighted average shares outstanding as a result of stock repurchases made pursuant to our stock repurchase program during the twelve months ended June 30, 2018.

Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2018 and 2017, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2018	% of Revenues	June 30, 2017	% of Revenues	Variance
Revenue:
Rental income	$101.5		$118.5		$(17.0)
Tenant reimbursements	22.0		24.3		(2.3)
Property management fee revenue	0.4		0.4		—
Other property related income	5.3		5.5		(0.2)
Total revenues	129.2	100%	148.7	100%	(19.5)
Expense:
Property operating costs	52.6	41%	56.3	38%	(3.7)
Depreciation	27.1	21%	30.1	20%	(3.0)
Amortization	15.3	12%	19.3	13%	(4.0)
General and administrative	8.3	6%	7.5	5%	0.8
Real estate operating income	25.9	20%	35.5	24%	(9.6)
Other income (expense):
Interest expense	(15.7)	12%	(18.4)	12%	2.7
Other income/(expense)	0.7	—%	—	—%	0.7
Equity in income of unconsolidated joint ventures	—	—%	0.1	—%	(0.1)
Gain on sale of real estate assets, net	—	—%	6.5	4%	(6.5)
Net income	$10.9	8%	$23.7	16%	$(12.8)

Revenue

Rental income decreased approximately $17.0 million for the three months ended June 30, 2018, as compared to the same period in the prior year. Substantially all of the decrease was attributable to net disposition activity subsequent to June 30, 2017.

Tenant reimbursements decreased approximately $2.3 million for the three months ended June 30, 2018 as compared to the same period in the prior year, primarily due to net disposition activity subsequent to June 30, 2017, which contributed approximately $3.2 million to the decrease. This decrease was partially offset by higher recoveries related to increased property taxes at certain of our existing properties.

Expense

Property operating costs decreased approximately $3.7 million for the three months ended June 30, 2018 compared to the same period in the prior year, primarily due to net disposition activity subsequent to June 30, 2017, which contributed approximately $6.9 million to the decrease. Higher property operating costs, primarily recoverable property tax expense at certain of our existing properties, partially offset this decrease.

Depreciation expense decreased approximately $3.0 million for the three months ended June 30, 2018 compared to the same period in the prior year. Approximately $3.8 million of the decrease was attributable to net disposition activity subsequent to June 30, 2017. This decrease was partially offset by depreciation on additional building and tenant improvements placed in service subsequent to April 1, 2017 across our portfolio of properties.

Amortization expense decreased approximately $4.0 million for the three months ended June 30, 2018 compared to the same period in the prior year. The decrease is attributable to certain lease intangible assets at our existing properties either becoming fully amortized subsequent to April 1, 2017, or sold as part of our net disposition activity.

General and administrative expenses increased approximately $0.8 million for the three months ended June 30, 2018 compared to the same period in the prior year primarily due to increased accruals for potential performance-based stock compensation of approximately $1.3 million. This increase was partially offset by a decrease in our state and local tax expenses at certain of our properties.

Other Income (Expense)

Interest expense decreased approximately $2.7 million for the three months ended June 30, 2018 as compared to the same period in the prior year. The decrease is mainly attributable to lower average debt outstanding in the current period, specifically due to the repayment of loans subsequent to June 30, 2017, including the $140 million of secured debt on our 1201 and 1225 Eye Street buildings in Washington, D.C. and two of our unsecured term loans comprising a total of $470 million, offset partially by interest expense on a new $250 million seven-year term loan.

Other income/(expense) increased approximately $0.7 million for the three months ended June 30, 2018 as compared to the same period in the prior year due mainly to the sale of Solar Renewable Energy Certificates ("SRECs") to a third-party, as well as interest and fee income for the administration of certain debt instruments.

Gain on sale of real estate assets, net, during the three months ended June 30, 2017 represent the gain recognized on the sale of the Sarasota Commerce Center II building located in Sarasota, Florida.

Comparison of the accompanying consolidated statements of income for the six months ended June 30, 2018 versus the six months ended June 30, 2017

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2018 and 2017, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2018	% of Revenues	June 30, 2017	% of Revenues	Variance
Revenue:
Rental income	$202.9		$236.5		$(33.6)
Tenant reimbursements	45.1		49.1		(4.0)
Property management fee revenue	0.7		0.9		(0.2)
Other rental income	10.4		10.6		(0.2)
Total revenues	259.1	100%	297.1	100%	(38.0)
Expense:
Property operating costs	104.5	40%	112.1	38%	(7.6)
Depreciation	54.3	21%	60.8	21%	(6.5)
Amortization	32.0	12%	39.7	13%	(7.7)
General and administrative	14.8	6%	15.7	5%	(0.9)
Real estate operating income	53.5	21%	68.8	23%	(15.3)
Other income (expense):
Interest expense	(29.4)	11%	(36.5)	12%	7.1
Other income/(expense)	1.2	—%	—	—%	1.2
Equity in income of unconsolidated joint ventures	—	—%	0.1	—%	(0.1)
Loss on extinguishment of debt	(1.7)	—%	—	—%	(1.7)
Gain on sale of real estate assets, net	45.2	17%	6.4	2%	38.8
Net income	$68.8	27%	$38.8	13%	$30.0

Revenue

Rental income decreased approximately $33.6 million for the six months ended June 30, 2018 as compared to the same period in the prior year. Substantially all of the decrease is attributable to net property disposition activity subsequent to January 1, 2017.

Tenant reimbursements decreased approximately $4.0 million for the six months ended June 30, 2018 as compared to the same period in the prior year. Net disposition activity subsequent to January 1, 2017 contributed approximately $5.9 million to the decrease. However, this variance was partially offset due to the expiration of abatements, and an increase in recoverable operating expenses at certain of our existing properties.

Expense

Property operating costs decreased approximately $7.6 million for the six months ended June 30, 2018 as compared to the same period in the prior year, primarily due to net disposition activity subsequent to January 1, 2017 which contributed approximately $13.4 million to the decrease. This decrease was partially offset by higher property operating costs, primarily recoverable property tax expense at certain of our existing properties.

Depreciation expense decreased approximately $6.5 million for the six months ended June 30, 2018 as compared to the same period in the prior year. Approximately $8.5 million of the decrease was attributable to net disposition activity subsequent to January 1, 2017. This decrease was offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2017 across our portfolio of properties.

Amortization expense decreased approximately $7.7 million for the six months ended June 30, 2018 as compared to the same period in the prior year. The decrease is attributable to certain lease intangible assets at our existing properties either becoming fully amortized subsequent to January 1, 2017, or sold as part of our net disposition activity.

General and administrative expenses decreased approximately $0.9 million for the six months ended June 30, 2018 as compared to the same period in the prior year, primarily due to decreased year-to-date accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense decreased approximately $7.1 million for the six months ended June 30, 2018 as compared to the same period in the prior year. The decrease is mainly attributable to lower average debt outstanding in the current period, specifically due to the repayment of debt subsequent to January 1, 2017, including the $140 million of secured debt on our 1201 and 1225 Eye Street buildings in Washington, D.C. and two of our unsecured term loans comprising a total of $470 million, offset partially by a new $250 million seven-year term loan.

Other income/(expense) increased approximately $1.2 million for the six months ended June 30, 2018 as compared to the same period in the prior year due to the sale of SRECs to a third-party, as well as interest and fee income for the administration of certain debt instruments.

The loss on extinguishment of debt is associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss includes the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets, net, during the six months ended June 30, 2018 represents the gain recognized on the sale of the 2017 Disposition Portfolio comprised of 14 properties in various markets that closed in January 2018. Gain on sale of real estate assets, net, during the six months ended June 30, 2017 represent the gain recognized on the sale of the Sarasota Commerce Center II building located in Sarasota, Florida.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2018	Per Share(1)	June 30, 2017	Per Share(1)	June 30, 2018	Per Share(1)	June 30, 2017	Per Share(1)
GAAP net income applicable to common stock	$10,942	$0.09	$23,710	$0.16	$68,772	$0.52	$38,814	$0.27
Depreciation of real estate assets (2)	26,894	0.21	29,932	0.21	53,863	0.41	60,561	0.41
Amortization of lease-related costs (2)	15,229	0.11	19,315	0.13	31,945	0.24	39,721	0.27
(Gain)/loss on sale - wholly-owned properties, net	23	—	(6,492)	(0.04)	(45,186)	(0.34)	(6,439)	(0.04)
NAREIT Funds From Operations applicable to common stock	$53,088	$0.41	$66,465	$0.46	$109,394	$0.83	$132,657	$0.91
Adjustments:
Acquisition costs	—	—	—	—	—	—	6	—
Loss on extinguishment of debt	—	—	—	—	1,680	0.01	—	—
Core Funds From Operations applicable to common stock	$53,088	$0.41	$66,465	$0.46	$111,074	$0.84	$132,663	$0.91
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discount on debt	545		628		1,011		1,258
Depreciation of non real estate assets	213		184		382		379
Straight-line effects of lease revenue (2)	(4,806)		(6,634)		(8,279)		(12,337)
Stock-based and other non-cash compensation	2,513		911		2,801		2,952
Net effect of amortization of above and below-market in-place lease intangibles	(1,987)		(1,611)		(3,630)		(3,170)
Acquisition costs	—		—		—		(6)
Non-incremental capital expenditures (3)	(10,178)		(9,073)		(18,131)		(16,745)
Adjusted Funds From Operations applicable to common stock	$39,388		$50,870		$85,228		$104,994
Weighted-average shares outstanding – diluted	128,701		145,813		132,432		145,780
Common stock issued and outstanding as of period end	128,371		145,490		128,371		145,490

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2018 and 2017, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income applicable to Piedmont (GAAP basis)	$10,942	$23,710	$10,942	$23,710

Net income applicable to noncontrolling interest	(2)	(3)	(2)	(3)
Interest expense	15,687	18,421	15,687	18,421
Depreciation (1)	27,107	30,116	27,107	30,116
Amortization (1)	15,229	19,315	15,229	19,315
Net recoveries from casualty events	—	(26)	—	(26)
(Gain)/loss on sale of real estate assets, net (1)	23	(6,492)	23	(6,492)
General & administrative expenses(1)	8,258	7,551	8,258	7,551
Management fee revenue	(200)	(180)	(200)	(180)
Other income(1)	(157)	(12)	(157)	(12)
Straight-line rent effects of lease revenue(1)	(4,806)	(6,634)
Amortization of lease-related intangibles(1)	(1,987)	(1,611)

Property NOI	$70,094	$84,155	$76,887	$92,400

Net operating income from:
Acquisitions(2)	(917)	—	(1,270)	—
Dispositions(3)	(205)	(15,486)	(205)	(14,269)
Other investments(4)	(920)	(2,171)	(1,044)	(2,555)

Same Store NOI	$68,052	$66,498	$74,368	$75,576

Change period over period in Same Store NOI	2.3%	N/A	(1.6)%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)	Acquisitions consist of Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017; and 501 West Church Street in Orlando, Florida, purchased on February 23, 2018.

(3)
Dispositions consist of Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; Two Independence Square in Washington, D.C., sold on July 5, 2017; and the 14-property portfolio sale completed on January 4, 2018.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2018 and 2017, respectively (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income applicable to Piedmont (GAAP basis)	$68,772	$38,814	$68,772	$38,814

Net loss applicable to noncontrolling interest	(4)	(6)	(4)	(6)
Interest expense	29,445	36,478	29,445	36,478
Loss on extinguishment of debt	1,680	—	1,680	—
Depreciation (1)	54,246	60,940	54,246	60,940
Amortization (1)	31,945	39,721	31,945	39,721
Acquisition costs	—	6	—	6
Net loss from casualty events	—	32	—	32
Gain on sale of real estate assets, net (1)	(45,186)	(6,439)	(45,186)	(6,439)
General & administrative expenses (1)	14,810	15,706	14,810	15,706
Management fee revenue	(349)	(510)	(349)	(510)
Other (income)/expense (1)	(388)	25	(388)	25
Straight-line rent effects of lease revenue (1)	(8,279)	(12,337)
Amortization of lease-related intangibles (1)	(3,630)	(3,170)

Property NOI	$143,062	$169,260	$154,971	$184,767

Net operating income from:
Acquisitions (2)	(1,583)	—	(2,132)	—
Dispositions (3)	(387)	(31,076)	(378)	(28,656)
Other investments (4)	(2,437)	(3,937)	(2,482)	(4,778)

Same Store NOI	$138,655	$134,247	$149,979	$151,333

Change period over period in Same Store NOI	3.3%	N/A	(0.9)%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)	Acquisitions consist of Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017; and 501 West Church Street in Orlando, Florida, purchased on February 23, 2018.

(3)
Dispositions consist of Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; Two Independence Square in Washington, D.C., sold on July 5, 2017; and the 14-property portfolio sale completed on January 4, 2018.

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

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of June 30, 2018, our average lease was almost 20,000 square feet with approximately seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current in-service portfolio of 53 office properties was 90.6% leased as of June 30, 2018 and scheduled lease expirations for the portfolio as a whole for the remainder of 2018 and 2019 were 1.8% and 12.0%, respectively, of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2018, we had approximately 285,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 747,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

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

Same Store NOI increased 3.3% on a cash basis and decreased 0.9% accrual basis, respectively, during the six months ended June 30, 2018, as compared to the same period in the prior year. The increase in cash basis Same Store NOI is primarily the result of the expiration of rental abatements associated with new leases; whereas the decrease in accrual basis Same Store NOI is due primarily to downtime between lease expirations and new lease commencements, specifically for one large lease at our 6011 Connection Drive property in Dallas, Texas during the quarter. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2018, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table below.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. There have been no material changes to these policies during the six months ended June 30, 2018.

Accounting Pronouncements Adopted during the Six Months Ended June 30, 2018

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

Our revenues which are included in the scope of the Revenue Recognition Amendments include our property management fee revenue, the majority of our parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside our buildings. Lease contracts are specifically excluded from the Revenue Recognition Amendments and, we intend to utilize a leasing practical expedient, which has been tentatively approved by the FASB, to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of our non-lease related revenue already followed the prescribed method of the Revenue Recognition Amendments, we were able to effectively adopt these amendments on a full retrospective basis, with no impact to the timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, we reclassified approximately $5.5 million and $10.6 million of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue during the three and six months ended June 30, 2017, respectively. We did not elect to adopt any practical expedients provided by the Revenue Recognition Amendments. For further details, see Note 2 to our accompanying consolidated financial statements.

Gain/(loss) on Sale of Real Estate Assets

On January 1, 2018, we adopted Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting

for Partial Sales of Nonfinancial Assets ("ASU 2017-05") concurrent with the Revenue Recognition Amendments mentioned above. We elected to apply the amendments of ASU 2017-05 on a full retrospective basis; however, there were no adjustments to previously recorded gains/(losses) on sale of real estate as a result of the transition.

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by us are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, we have made a cumulative-effect adjustment to our consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income to cumulative distributions in excess of earnings, and have recorded changes in fair value in net income for the three and six months ended June 30, 2018 related to these investment securities.

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

Other Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which fundamentally changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. Additionally, Accounting Standards Update No. 2018-11 Leases (Topic 842) Targeted Improvements ("ASU 2018-11") issued by the FASB allows certain non-lease operating expense reimbursements to be accounted for as part of the lease provided certain criteria are met under an optional practical expedient. Further, the FASB has issued Accounting Standards Update No. 2018-01 Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"). The amendments to ASU No. 2018-01 clarify that a land easement is required to be evaluated to determine whether it should be accounted for as a lease upon adoption of ASU 2016-02, and provides an optional practical transition expedient allowing entities not currently assessing land easements under existing leasing guidance prior to adoption of ASU 2016-02 to not apply the new guidance to land easements existing at the date of initial adoption of ASU 2016-02. The amendments in ASU 2016-02, ASU 2018-01, and ASU 2018-11 are effective in the first quarter of 2019. Although management continues to evaluate the guidance and disclosures required by these amendents, we do not anticipate any material impact to our consolidated financial statements as a result of adoption related to lessor accounting. However, we do expect to record a right-to-use asset and related liability under lessee accounting, and we are still evaluating the potential impact of such lessee accounting.

The FASB has issued Accounting Standards Update No. 2018-07, Stock Compensation (Topic 718), Improvements to NonEmployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. The amendments supersede previous guidance on accounting for share-based payments to non-employees codified in the FASB's Accounting Standards Codification ("ASC") 505-50. ASU 2018-07 is effective in the first quarter of 2019, with early adoption permitted at any time provided that the entity has already adopted the provisions of ASC 606. We do not anticipate any material impact to our consolidated financial statements as a result of adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three and six months ended June 30, 2018.

Contractual Obligations
We have had significant changes to our debt structure during the six months ended June 30, 2018. As such, our contractual obligations related to long-term debt as of June 30, 2018 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Long-term debt (1)	$1,728,195	$238,907	(2)	$302,145	(3)	$537,143	$650,000	(4)

(1)
Amounts include principal payments only and balances outstanding as of June 30, 2018, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $30.7 million during the six months ended June 30, 2018, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of June 30, 2018 of the $500 Million Unsecured 2015 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 18, 2020) provided we are not then in default and upon payment of extension fees.

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

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $1.7 billion and $1.8 billion as of June 30, 2018 and December 31, 2017, respectively. Our interest rate swap agreements in place at June 30, 2018 and December 31, 2017 carried a notional amount totaling $450 million and $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30% and 1.89% , respectively.

As of June 30, 2018, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.82% per annum with expirations ranging from 2020 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of June 30, 2018, we had $238 million outstanding on our $500 Million Unsecured 2015 Line of Credit. Our $500 Million Unsecured 2015 Line of Credit currently has a stated rate of LIBOR plus 1.00% per annum (based on our current corporate credit rating) or the prime rate, at our discretion, resulting in an total interest rate of 3.08%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of June 30, 2018, results in a total interest rate of 3.69%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2015 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2018 would increase interest expense approximately $3.4 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the second quarter 2018.

(b)	Not applicable.

(c)
During the three months ended June 30, 2018, we repurchased shares of our common stock in the open market in order to reissue such shares under our dividend reinvestment plan (the "DRP"), as well as repurchasing and retiring shares as part of our stock repurchase plan.

Of the 1,941,555 shares repurchased during the second quarter 2018, 1,860,393 shares (at an average price of $17.67 per share) related to repurchases of our common stock pursuant to our stock repurchase plan, and 81,162 shares (at an average price of $19.06 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in the DRP cumulatively for the second quarter 2018 dividend (paid on June 15, 2018). The aggregate stock repurchases for the quarter ended June 30, 2018 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
April 1, 2018 to April 30, 2018	1,861	$17.67	1,861	$123,464
May 1, 2018 to May 31, 2018	—	$—	—	$123,464
June 1, 2018 to June 30, 2018 (2)	81	$19.06	—	$123,464	(1)
Total	1,942	$17.73	1,861

(1)
Amounts available for purchase relate only to our stock repurchase plan, which was previously re-authorized on February 21, 2018 by the Board of Directors of Piedmont to permit the purchase of shares of common stock having an aggregate purchase price of up to $200 million between February 21, 2018 and February 21, 2020. As of June 30, 2018, we have $123.5 million of availability remaining under our current authorization to repurchase shares of our common stock through February 21, 2020. The share repurchase plan is separate from shares purchased for DRP issuance.

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

3.5	Articles of Amendment of the Company effective May 22, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 23, 2018)

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	August 1, 2018	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)