Form 10-Q
period 2018-09-30
Piedmont Office Realty Trust, Inc.
filed 2018-10-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 29, 2018:
128,371,442 shares

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

•
Changes in tax laws impacting real estate investment trusts ("REITs") and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”) or otherwise adversely affect our stockholders;

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2017. Piedmont’s results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$523,994	$521,186
Buildings and improvements, less accumulated depreciation of $797,222 and $728,134 as of September 30, 2018 and December 31, 2017, respectively	2,309,803	2,325,282
Intangible lease assets, less accumulated amortization of $84,268 and $99,145 as of September 30, 2018 and December 31, 2017, respectively	65,527	77,805
Construction in progress	22,753	11,681
Real estate assets held for sale, net	113,918	448,788
Total real estate assets	3,035,995	3,384,742
Amounts due from unconsolidated joint ventures	—	10
Cash and cash equivalents	6,807	7,382
Tenant receivables, net of allowance for doubtful accounts of $599 and $539 as of September 30, 2018 and December 31, 2017, respectively	10,522	12,139
Straight-line rent receivables	168,745	154,384
Note receivable	3,200	—
Restricted cash and escrows	1,374	1,373
Prepaid expenses and other assets	31,470	21,222
Goodwill	98,918	98,918
Interest rate swaps	4,069	688
Deferred lease costs, less accumulated amortization of $177,412 and $181,579 as of September 30, 2018 and December 31, 2017, respectively	250,038	257,916
Other assets held for sale, net	12,752	61,193
Total assets	$3,623,890	$3,999,967
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $10,382 and $7,689 as of September 30, 2018 and December 31, 2017, respectively	$1,524,618	$1,535,311
Secured debt, net of premiums and unamortized debt issuance costs of $720 and $946 as of September 30, 2018 and December 31, 2017, respectively	190,753	191,616
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	109,087	216,653
Deferred income	27,450	29,582
Intangible lease liabilities, less accumulated amortization of $56,876 and $55,847 as of September 30, 2018 and December 31, 2017, respectively	37,986	38,458
Interest rate swaps	—	1,478
Other liabilities held for sale, net	—	380
Total liabilities	1,889,894	2,013,478
Commitments and Contingencies	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2018 or December 31, 2017	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2018 or December 31, 2017	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 128,371,442 and 142,358,940 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,284	1,424
Additional paid-in capital	3,682,209	3,677,360
Cumulative distributions in excess of earnings	(1,964,135)	(1,702,281)
Other comprehensive income	12,851	8,164
Piedmont stockholders’ equity	1,732,209	1,984,667
Noncontrolling interest	1,787	1,822
Total stockholders’ equity	1,733,996	1,986,489
Total liabilities and stockholders’ equity	$3,623,890	$3,999,967
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$101,348	$108,868	$304,280	$345,399
Tenant reimbursements	23,170	24,253	68,211	73,375
Property management fee revenue	368	454	1,059	1,379
Other property related income	4,822	4,012	15,232	14,576
	129,708	137,587	388,782	434,729
Expenses:
Property operating costs	49,679	54,518	154,175	166,635
Depreciation	26,852	30,000	81,112	90,827
Amortization	14,840	18,123	46,818	57,852
General and administrative	6,677	6,190	21,487	21,868
	98,048	108,831	303,592	337,182
Real estate operating income	31,660	28,756	85,190	97,547
Other income (expense):
Interest expense	(15,849)	(16,183)	(45,294)	(52,661)
Other income	303	290	1,480	228
Equity in income of unconsolidated joint ventures	—	3,754	—	3,872
Loss on extinguishment of debt	—	—	(1,680)	—
Gain on sale of real estate assets	—	109,512	45,186	115,951
Net income	16,114	126,129	84,882	164,937
Plus: Net loss applicable to noncontrolling interest	—	4	4	10
Net income applicable to Piedmont	$16,114	$126,133	$84,886	$164,947
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.13	$0.87	$0.65	$1.13
Weighted-average common shares outstanding – basic	128,371,062	145,415,678	130,837,223	145,372,182
Weighted-average common shares outstanding – diluted	128,818,658	145,719,431	131,187,127	145,679,582
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017

Net income applicable to Piedmont		$16,114		$126,133		$84,886		$164,947
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 6)	1,145		175		4,408		307
Plus: Reclassification of net (gain)/loss included in net income (See Note 6)	(434)		653		373		2,936
Gain on investment in available for sale securities	—		25		—		53
Other comprehensive income		711		853		4,781		3,296
Comprehensive income applicable to Piedmont		$16,825		$126,986		$89,667		$168,243

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	145,235	$1,452	$3,673,128	$(1,580,863)	$2,104	$1,882	$2,097,703
Share repurchases as part of an announced plan	(3,133)	(31)	—	(61,719)	—	—	(61,750)
Offering costs	—	—	(182)	—	—	—	(182)
Dividends to common stockholders ($1.34 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(233)	(193,263)	—	(45)	(193,541)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	257	3	4,647	—	—	—	4,650
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	133,564	—	—	133,564
Other comprehensive income	—	—	—	—	6,060	—	6,060
Balance, December 31, 2017	142,359	1,424	3,677,360	(1,702,281)	8,164	1,822	1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(14,343)	(143)	—	(264,642)	—	—	(264,785)
Dividends to common stockholders ($0.63 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(56)	(82,192)	—	(31)	(82,279)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	355	3	4,905	—	—	—	4,908
Net loss applicable to noncontrolling interest	—	—	—	—	—	(4)	(4)
Net income applicable to Piedmont	—	—	—	84,886	—	—	84,886
Other comprehensive income	—	—	—	—	4,781	—	4,781
Balance, September 30, 2018	128,371	$1,284	$3,682,209	$(1,964,135)	$12,851	$1,787	$1,733,996

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$84,882	$164,937
Operating distributions received from unconsolidated joint ventures	10	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,112	90,827
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	(215)	1,214
Other amortization	42,882	57,146
Loss on extinguishment of debt	1,665	—
Stock compensation expense	6,671	6,657
Equity in income of unconsolidated joint ventures	—	(3,872)
Gain on sale of real estate assets	(45,186)	(115,951)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(12,361)	(15,040)
Increase in prepaid expenses and other assets	(8,496)	(5,188)
Decrease in accounts payable and accrued expenses	(10,377)	(5,863)
(Decrease)/increase in deferred income	(2,265)	1,513
Net cash provided by operating activities	138,322	176,380
Cash Flows from Investing Activities:
Acquisition of real estate assets and related intangibles	(28,176)	—
Capitalized expenditures	(44,998)	(65,407)
Net sales proceeds from wholly-owned properties	419,554	375,199
Net sales proceeds from unconsolidated joint ventures	—	12,334
Investments in unconsolidated joint ventures	—	(1,162)
Note receivable issuance	(3,200)	—
Deferred lease costs paid	(15,831)	(19,419)
Net cash provided by investing activities	327,349	301,545
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(947)	(101)
Proceeds from debt	820,061	147,000
Repayments of debt	(833,005)	(466,046)
Costs of issuance of common stock	—	(97)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,219)	(3,385)
Repurchases of common stock as part of announced plan	(266,062)	(3,895)
Dividends paid and discount on dividend reinvestments	(184,073)	(122,237)
Net cash used in financing activities	(466,245)	(448,761)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(574)	29,164
Cash, cash equivalents, and restricted cash and escrows, beginning of period	8,755	8,204
Cash, cash equivalents, and restricted cash and escrows, end of period	$8,181	$37,368

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

As of September 30, 2018, Piedmont owned 53 in-service office properties and one redevelopment asset, comprising approximately 487,000 square feet. As of September 30, 2018, Piedmont's 53 in-service office properties comprise approximately 16.2 million square feet of primarily Class A commercial office space and were approximately 93.2% leased. As of September 30, 2018, approximately 90% of Piedmont's Annualized Lease Revenue (unaudited) was generated from select sub-markets located primarily within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act ("H.R. 1"), which generally took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). For example, H.R. 1 limits the ability of corporations to utilize net operating loss carryforwards and limits the deductibility of business interest for all taxpayers, subject to an exception for taxpayers that are engaged in certain specified real property trades or business who make an irrevocable election not to apply the limitation to a particular real property trade or business and to depreciate their real property investments held in such trade or business using the less favorable alternative depreciation system. To date, the IRS has issued limited guidance with respect to certain of the provisions of H.R. 1, and there are numerous interpretive issues that will require guidance. In addition, changes made by H.R. 1 may require Piedmont to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on its GAAP-based financial statements, unless the income is already subject to certain special methods of accounting under the Code. This could cause Piedmont to recognize taxable income prior to the receipt of the associated cash and accordingly, increase its distribution levels in order to maintain its status as a REIT. H.R. 1 also includes limitations on the deductibility of certain compensation paid to Piedmont's executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase Piedmont's taxable income and its required distributions. Piedmont recorded an approximate $0.2 million reduction to its tax liability related to its taxable REIT subsidiary as a result of the rate reduction included in H.R. 1 during the nine months ended September 30, 2018. Although management is still evaluating the other effects of H.R. 1, Piedmont does not believe that H.R. 1 will significantly impact its financial statements.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated statements of income have been reclassified to conform to the current period financial statement presentation. These amounts included: (i) the reclassification of approximately $4.0 million and $14.6 million for the three and nine months ended September 30, 2017, respectively, of parking, antennae license and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue in conjunction with the adoption of the Revenue Recognition Amendments, as further defined and described below; and (ii) the reclassification of $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, of expense related to certain regional employees who are primarily engaged in the operation and management of properties that was previously included in general and administrative expense to property operating costs.

Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2018

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

Piedmont's revenues which are included in the scope of the Revenue Recognition Amendments include its property management fee revenue, the majority of its parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside Piedmont's buildings. Lease contracts are specifically excluded from the Revenue Recognition Amendments and, Piedmont intends to utilize a leasing practical expedient (see further discussion below) to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of Piedmont's non-lease related revenue already followed the prescribed method of the Revenue Recognition Amendments, Piedmont was able to effectively adopt these amendments on a full retrospective basis, with no impact to the timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, Piedmont reclassified approximately $4.0 million and $14.6 million for the three and nine months ended September 30, 2017, respectively, of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue. Piedmont did not elect to adopt any practical expedients provided by the Revenue Recognition Amendments.

A detail of Piedmont's total revenues for the three months ended September 30, 2018 and 2017 (after reclassifications as a result of the adoption of the Revenue Recognition Amendments), including a detailed description of each line item is as follows:

		(After Adoption of Revenue Recognition Amendments)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Rental income	$101,348	$108,868
Tenant reimbursements	23,170	24,253
Property management fee revenue	368	454
Other property related income	4,822	4,012
Total revenues	$129,708	$137,587

Rental income - consists of revenue from leases with Piedmont's tenants, which is not within the scope of the Revenue Recognition Amendments.

Tenant reimbursements - consists of separately billed revenue derived from reimbursements for services prescribed by leases with Piedmont's tenants separate from, but in conjunction with, the revenue generated from leasing office space. Such income is not within the scope of the Revenue Recognition Amendments.

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

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by Piedmont are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, Piedmont has made a cumulative-effect adjustment to its consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income ("OCI") to cumulative distributions in excess of earnings, and has recorded changes in fair value in net income for the three and nine months ended September 30, 2018 related to these investment securities.

Interest Rate Derivatives

On January 1, 2018, Piedmont early adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). Piedmont adopted ASU 2017-12 using the modified retrospective transition method; however, no adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on Piedmont's existing interest rate swaps as of December 31, 2017, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 6.

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

Additionally, the FASB has subsequently issued a number of clarifying and technical corrections to ASU 2016-02 through several Accounting Standards Updates ("ASU") as follows:

ASU	Title	Summary	Anticipated Impact on Piedmont's Consolidated Financial Statements Based on Management’s Assessment to Date
ASU 2018-01	Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842
Clarifies that a land easement is required to be evaluated to determine whether it should be accounted for as a lease upon adoption of ASU 2016-02; also provides an optional practical transition expedient allowing entities not currently assessing land easements under existing leasing guidance prior to adoption of ASU 2016-02 to not apply the new guidance to land easements existing at the date of initial adoption of ASU 2016-02.
Not applicable as Piedmont has no land easements.

ASU 2018-10	Codification Improvements to Topic 842, Leases	Clarifications and technical corrections to ASU 2016-02.	No material impact expected.

ASU 2018-11	Leases (Topic 842) Targeted Improvements
Allows certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of the lease provided certain criteria are met under an optional practical expedient.
All of Piedmont’s operating expense reimbursements are expected to qualify to be accounted for as a part of the underlying lease.

Although management continues to evaluate the guidance and disclosures required by all of the above ASUs, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption related to lessor accounting. However, Piedmont does anticipate recording an immaterial right-to-use asset and offsetting lease liability under lessee accounting on its balance sheet upon adoption of ASU 2016-02 on January 1, 2019.

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

3.Acquisitions

During the nine months ended September 30, 2018, Piedmont acquired one property using proceeds available as a result of dispositions (see Note 9) in January 2018 and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price (in millions)
501 West Church Street	Orlando, Florida	February 23, 2018	100%	182,461	100%	$28.2

4.Debt

During the nine months ended September 30, 2018, Piedmont fully repaid the balances of the $300 Million Unsecured 2013 Term Loan and the $170 Million Unsecured 2015 Term Loan using proceeds from the 2017 Disposition Portfolio (see Note 9) and cash on hand, as well as drawing on its $500 Million Unsecured 2015 Line of Credit.

Additionally, during the nine months ended September 30, 2018, Piedmont replaced its $500 Million Unsecured 2015 Line of Credit ("the 2015 Line of Credit") with a new $500 Million Unsecured Line of Credit (the "$500 Million Unsecured 2018 Line of Credit"). The 2015 Line of Credit was scheduled to expire on June 18, 2019, and was terminated concurrently with the closing of the new facility. The term of the new $500 Million Unsecured 2018 Line of Credit is four years with a maturity date of September 30, 2022, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of applicable extension fees. Additionally, under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million, to an aggregate size of $1.0 billion, provided that no existing bank has any obligation to participate in such increase. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the new facility.

The $500 Million Unsecured 2018 Line of Credit has the option to bear interest at varying levels (determined with reference to the greater of the credit rating for Piedmont or Piedmont OP) based on the London Interbank Offered Rate (“LIBOR”) or the Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus 1.0%. LIBOR loans are available with interest periods selected by Piedmont of one, two (if available), three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from 0.775% to 1.45% based upon the greater of the then current credit rating of Piedmont. As of the closing of the $500 Million Unsecured 2018 Line of Credit, based upon Piedmont's current credit rating, the current stated LIBOR spread on the loan is 0.9%, down from 1.0% for the 2015 Line of Credit.

Further, during the nine months ended September 30, 2018, Piedmont amended and restated its $300 Million Unsecured 2011 Term Loan (the "Amended and Restated $300 Million Unsecured 2011 Term Loan") to extend its maturity date 22 months, from January 15, 2020 to November 30, 2021. The amendment also decreases the stated interest rate spread over LIBOR from a range of 0.9% to 1.90% to a range of 0.85% to 1.65%. The specific spread in effect from time to time is based upon the greater of the credit rating for Piedmont or Piedmont OP. As of the closing of the Amended and Restated $300 Million Unsecured 2011 Term Loan, based upon the Piedmont's current credit rating, the current stated LIBOR spread on the loan was 1.0%, down from 1.15% for the $300 Million Unsecured 2011 Term Loan. All other material terms of the facility remain unchanged.

Finally, during the nine months ended September 30, 2018, Piedmont entered into a $250 million unsecured term loan facility (the “$250 Million Unsecured 2018 Term Loan”) with a consortium of lenders. The term of the $250 Million Unsecured 2018 Term Loan is seven years with a maturity date of March 31, 2025; however, Piedmont may prepay the $250 Million Unsecured 2018 Term Loan, in whole or in part, at any time after March 29, 2020 without premium or penalty. The $250 Million Unsecured 2018 Term Loan has the option to bear interest at varying levels based on either (i) LIBOR for an interest period selected by Piedmont of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month, or (ii) Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus 1%; plus a stated interest rate spread based on the higher credit rating level issued for either Piedmont or Piedmont OP. The stated interest rate spread over LIBOR can vary from 1.45% to 2.40% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. Further, Piedmont entered into three interest rate swap agreements for a total notional amount of $150 million which effectively fixed $150 million of the $250 Million Unsecured 2018 Term Loan at an interest rate of approximately 4.11%.

The $500 Million Unsecured 2018 Line of Credit, the Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan all have certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2018 and December 31, 2017 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2018	December 31, 2017
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$30,033	$30,670
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						720	946
Subtotal/Weighted Average (5)	3.81%					190,753	191,616
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan	LIBOR + 1.125%	2.54%		5/15/2018		—	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	(7)	1/31/2019		—	300,000
$500 Million Unsecured 2015 Line of Credit (6)	LIBOR + 1.00%	3.17%		6/18/2019		—	23,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	3.15%		9/30/2022	(8)	235,000	—
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	3.20%	(7)	11/30/2021		300,000	300,000
$350 Million Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	4.00%	(9)	3/31/2025		250,000	—
Discounts and unamortized debt issuance costs						(10,382)	(7,689)
Subtotal/Weighted Average (5)	3.69%					1,524,618	1,535,311
Total/Weighted Average (5)	3.71%					$1,715,371	$1,726,927

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of September 30, 2018 and December 31, 2017 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of September 30, 2018.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes in Piedmont's credit rating, the rate to that shown as the effective rate through the maturity date of the interest rate swap agreements (see Note 6 for more detail).

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.

(9)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of September 30, 2018.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $18.0 million for both the three months ended September 30, 2018 and 2017, respectively, and approximately $48.7 million and $54.0 million for the nine months ended September 30, 2018 and 2017, respectively. Also, Piedmont capitalized interest of approximately $375,000 and $37,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $0.8 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 7 for a description of Piedmont’s estimated fair value of debt as of September 30, 2018.

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
A summary of Piedmont’s interests in its consolidated VIEs and their related carrying values as of September 30, 2018 and December 31, 2017 is as follows (net carrying amount in millions):

	Piedmont's %		Net Carrying Amount as of	Net Carrying Amount as of
Entity	Ownership of Entity	Related Building	September 30, 2018	December 31, 2017	Primary Beneficiary Considerations
1201 Eye Street N.W. Associates, LLC	98.6%	1201 Eye Street	$89.2	$81.1
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

1225 Eye Street N.W. Associates, LLC	98.1%	1225 Eye Street	$64.8	$65.2
In accordance with the partnership’s governing documents, Piedmont currently receives 100% of the cash flow of the entity and has sole discretion in directing the management and leasing activities of the building.

Piedmont 500 W. Monroe Fee, LLC	100%	500 W. Monroe	$256.2	$263.2
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

As of September 30, 2018, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the Amended and Restated $300 Million Unsecured 2011 Term Loan through January 2020, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 78 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2018 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	3	Amended and Restated $300 Million Unsecured 2011 Term Loan	$300	11/22/2016	1/15/2020
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Interest rate swaps	1	$250 Million Unsecured 2018 Term Loan	$50	3/29/2018	3/29/2020
Total			$450

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2018 and December 31, 2017, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2018	December 31, 2017
Gross derivative assets	$4,069	$688
Gross derivative liabilities	—	(1,478)
Net derivative asset/(liability)	$4,069	$(790)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the three and nine months ended September 30, 2018 and 2017, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amount of gain recognized in OCI	$1,145	$175	$4,408	$307
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$434	$(653)	$885	$(2,936)
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$—	$(1,258)	$—

Total amount of Interest Expense presented in the consolidated statements of income	$15,849	$16,183	$45,294	$52,661
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$—	$—	$1,680	$—

(1)	Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of debt (see Note 4).

Piedmont estimates that approximately $3.6 million will be reclassified from OCI as a reduction of interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and nine months ended September 30, 2018 and 2017, respectively.

Additionally, see Note 7 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. Because all of Piedmont's interest rate swaps are in an asset position, if Piedmont were to breach any of the contractual provisions of the derivative contracts, the settlement of its obligations under the agreements would not result in a penalty as of September 30, 2018. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

7.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018			December 31, 2017
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$6,807	$6,807	Level 1	$7,382	$7,382	Level 1
Tenant receivables, net(1)	$10,522	$10,522	Level 1	$12,139	$12,139	Level 1
Notes receivable (1)	$3,200	$3,200	Level 1	$—	$—	Level 1
Restricted cash and escrows(1)	$1,374	$1,374	Level 1	$1,373	$1,373	Level 1
Interest rate swaps	$4,069	$4,069	Level 2	$688	$688	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$14,584	$14,584	Level 1	$126,429	$126,429	Level 1
Interest rate swaps	$—	$—	Level 2	$1,478	$1,478	Level 2
Debt, net	$1,715,371	$1,714,923	Level 2	$1,726,927	$1,759,905	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2018 and December 31, 2017; however, to estimate its fair value as disclosed in the table above, Piedmont used widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above (further discussed in Note 6) are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2018 and December 31, 2017. The estimated fair value of these derivative instruments was determined using widely accepted valuation techniques such as discounted cash flow analysis based on the contractual terms of the derivatives including the period to maturity of each instrument. Observable market-based inputs, including interest rate curves and implied volatilities, were also used.

Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments for both Piedmont and the counterparties that were at risk as of the valuation date. The credit risks of both Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2018 and December 31, 2017, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

8.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of September 30, 2018, commitments to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $47.0 million related to Piedmont's existing lease portfolio over the respective lease terms, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of September 30, 2018, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $34.9 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded $61,000 and $0 of such reductions in reimbursement revenues related to such tenant audits/disputes during the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.3 million of such reductions in reimbursement revenues related to such tenant audits/disputes during the nine months ended September 30, 2018 and 2017, respectively.

9.Assets Held for Sale

As of September 30, 2018, the 800 North Brand Boulevard building in Glendale, California met the criteria for held for sale classification; consequently its assets and liabilities as of December 31, 2017 have also been reclassified as held for sale in the accompanying consolidated balance sheets for comparability purposes. In addition, during the nine months ended September 30, 2018, Piedmont sold a portfolio of 14 properties (the "2017 Disposition Portfolio") which was also classified as held for sale as of December 31, 2017 in the consolidated balance sheets. Details of assets held for sale as of September 30, 2018 and December 31, 2017 are presented below (in thousands):

	September 30, 2018	December 31, 2017
Real estate assets held for sale, net:
Land	$23,608	$98,106
Building and improvements, less accumulated depreciation of $60,434 and $226,188 as of September 30, 2018 and December 31, 2017, respectively	90,281	348,374
Construction in progress	29	2,308
Total real estate assets held for sale, net	$113,918	$448,788

Other assets held for sale, net:
Straight-line rent receivables	$7,607	$34,750
Prepaid expenses and other assets	1,157	1,624
Deferred lease costs, less accumulated amortization of $2,364 and $18,710 as of September 30, 2018 and December 31, 2017, respectively	3,988	24,819
Total other assets held for sale, net	$12,752	$61,193

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $0 and $935 as of September 30, 2018 and December 31, 2017, respectively	$—	$380

10.Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock awards to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain employees' long-term equity incentive program is split equally between the time-vested awards described above and a multi-year performance share program whereby the actual awards are contingent upon Piedmont's total stockholder return ("TSR") relative to a peer group of office REITs' TSR. The peer group is predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award.

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2017	868,437	$21.69
Deferred Stock Awards Granted	354,236	$17.84
Increase in Estimated Potential Share Award	313,827	$23.80
Performance Stock Awards Vested	(161,005)	$18.47
Deferred Stock Awards Vested	(332,019)	$19.21
Deferred Stock Awards Forfeited	(8,481)	$19.77
Unvested and Potential Stock Awards as of September 30, 2018	1,034,995	$22.36

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2018 and 2017, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$—	$—	$17.84	$21.38
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$16	$11	$6,378	$5,852
Share-based Liability Awards Paid During the Period(1)	$—	$—	$2,947	$2,877

(1)	Amounts reflect the issuance of performance share awards related to the 2014-16 and 2015-17 Performance Share Plans during the nine months ended September 30, 2018 and 2017, respectively.

A detail of Piedmont’s outstanding stock awards as of September 30, 2018 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
January 3, 2014	Deferred Stock Award	72,969	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	16,416
May 24, 2016	Deferred Stock Award	208,003	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	60,591
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	99,337	(2)
May 18, 2017	Deferred Stock Award	219,863	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	123,507
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	143,335	(2)
May 17, 2018	Deferred Stock Award-Board of Directors	31,388	$17.84	Of the shares granted, 100% will vest by May 17, 2019.	31,388
May 17, 2018	Deferred Stock Award	302,706	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	239,777
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	320,644	(2)
Total					1,034,995

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2018.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2018. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' total stockholder return.

During the three months ended September 30, 2018 and 2017, Piedmont recognized approximately $1.7 million and $1.3 million of compensation expense related to stock awards all of which is related to the amortization of unvested shares. During the nine months ended September 30, 2018 and 2017, Piedmont recognized approximately $6.7 million and $7.0 million of compensation expense related to stock awards, of which $5.6 million and $5.4 million is related to the amortization of unvested shares, respectively. During the nine months ended September 30, 2018, a net total of 355,055 shares were issued to employees. As of September 30, 2018, approximately $5.1 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

11.Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the nine months ended September 30, 2018 and 2017, (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Accrued capital expenditures and deferred lease costs	$21,784	$8,590
Change in accrued dividends and discount on dividend reinvestments	$(101,794)	$(30,531)
Change in accrued share repurchases as part of an announced plan	$(1,277)	$—
Investment in consolidated joint venture	$—	$63,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as reported, or previously reported, within the consolidated balance sheet to the consolidated statement of cash flows as of the nine months ended September 30, 2018 and 2017, respectively (in thousands).

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash and cash equivalents, beginning of period	$7,382	$6,992
Restricted cash and escrows, beginning of period	1,373	1,212
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$8,755	$8,204

Cash and cash equivalents, end of period	$6,807	$36,108
Restricted cash and escrows, end of period	1,374	1,260
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$8,181	$37,368

Amounts in restricted cash and escrows typically represent escrow accounts for the payment of real estate taxes which are required under certain of Piedmont's debt agreements; earnest money deposited by a buyer to secure the purchase of one of our properties; or security or utility deposits held for tenants as a condition of their lease agreement.

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

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted-average common shares – basic	128,371	145,416	130,837	145,372
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	448	303	350	308
Weighted-average common shares – diluted	128,819	145,719	131,187	145,680

Common stock issued and outstanding as of period end			128,371	145,295

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

Condensed Consolidating Balance Sheets
As of September 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$487,900	$—	$523,994
Buildings and improvements, less accumulated depreciation	—	174,627	2,135,476	(300)	2,309,803
Intangible lease assets, less accumulated amortization	—	—	65,527	—	65,527
Construction in progress	—	2,915	19,838	—	22,753
Real estate assets held for sale, net	—	—	113,918	—	113,918
Total real estate assets	—	213,636	2,822,659	(300)	3,035,995
Cash and cash equivalents	150	3,024	3,633	—	6,807
Tenant and straight-line rent receivables, net	—	15,757	163,510	—	179,267
Investment in subsidiaries	1,734,476	2,789,292	168	(4,523,936)	—
Notes receivable	—	810	147,700	(145,310)	3,200
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	80	8,971	27,871	(9)	36,913
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,625	234,413	—	250,038
Other assets held for sale, net		—	12,752	—	12,752
Total assets	$1,734,706	$3,146,033	$3,412,706	$(4,669,555)	$3,623,890
Liabilities:
Debt, net	$—	$1,524,558	$336,123	$(145,310)	$1,715,371
Accounts payable, accrued expenses, and accrued capital expenditures	710	14,321	94,065	(9)	109,087
Deferred income	—	1,853	25,597	—	27,450
Intangible lease liabilities, net	—	—	37,986	—	37,986
Total liabilities	710	1,540,732	493,771	(145,319)	1,889,894
Equity:
Total stockholders’ equity	1,733,996	1,605,301	2,918,935	(4,524,236)	1,733,996
Total liabilities and stockholders’ equity	$1,734,706	$3,146,033	$3,412,706	$(4,669,555)	$3,623,890

Condensed Consolidating Balance Sheets
As of December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$485,092	$—	$521,186
Buildings and improvements, less accumulated depreciation	—	180,886	2,144,696	(300)	2,325,282
Intangible lease assets, less accumulated amortization	—	181	77,624	—	77,805
Construction in progress	—	85	11,596	—	11,681
Real estate assets held for sale, net	—	32,815	415,973	—	448,788
Total real estate assets	—	250,061	3,134,981	(300)	3,384,742
Cash and cash equivalents	150	3,890	3,342	—	7,382
Tenant and straight-line rent receivables, net, and amounts due from unconsolidated joint ventures	—	16,891	149,642	—	166,533
Advances to affiliates	1,674,276	6,297,632	—	(7,971,908)	—
Investment in subsidiary	3,437,299	—	172	(3,437,471)	—
Notes receivable	—	88,810	144,500	(233,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps and other assets	2	5,094	18,927	(740)	23,283
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	16,611	241,305	—	257,916
Other assets held for sale, net	—	2,266	58,927	—	61,193
Total assets	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967
Liabilities:
Debt, net	$—	$1,535,239	$424,998	$(233,310)	$1,726,927
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	104,028	20,279	93,086	(740)	216,653
Advances from affiliates	5,277,957	941,494	1,850,712	(8,070,163)	—
Deferred income	—	3,631	25,951	—	29,582
Intangible lease liabilities, net	—	—	38,458	—	38,458
Interest rate swaps	—	1,478	—	—	1,478
Liabilities held for sale, net	—	—	380	—	380
Total liabilities	5,381,985	2,502,121	2,433,585	(8,304,213)	2,013,478
Equity:
Total stockholders’ equity	(270,258)	4,278,052	1,318,211	(3,339,516)	1,986,489
Total liabilities and stockholders’ equity	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967

Consolidating Statements of Income
For the three months ended September 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$8,403	$93,498	$(553)	$101,348
Tenant reimbursements	—	2,458	20,853	(141)	23,170
Property management fee revenue	—	—	4,296	(3,928)	368
Other property related income	—	35	4,787	—	4,822
	—	10,896	123,434	(4,622)	129,708
Expenses:
Property operating costs	—	4,973	49,328	(4,622)	49,679
Depreciation	—	2,816	24,036	—	26,852
Amortization	—	446	14,394	—	14,840
General and administrative	42	1,424	5,211	—	6,677
	42	9,659	92,969	(4,622)	98,048
Real estate operating income/(loss)	(42)	1,237	30,465	—	31,660
Other income (expense):
Interest expense	—	(14,119)	(3,624)	1,894	(15,849)
Other income/(expense)	—	40	2,157	(1,894)	303
	—	(14,079)	(1,467)	—	(15,546)
Income/(loss) before consolidated subsidiaries	(42)	(12,842)	28,998	—	16,114
Income from subsidiaries	16,156	26,787	—	(42,943)	—
Net income	16,114	13,945	28,998	(42,943)	16,114
Plus: Net loss applicable to noncontrolling interest	—	—	—	—	—
Net income applicable to Piedmont	$16,114	$13,945	$28,998	$(42,943)	$16,114

Consolidating Statements of Income
For the three months ended September 30, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$10,185	$99,109	$(426)	$108,868
Tenant reimbursements	—	2,381	22,014	(142)	24,253
Property management fee revenue	—	—	4,566	(4,112)	454
Other property related income	—	42	3,970	—	4,012
	—	12,608	129,659	(4,680)	137,587
Expenses:
Property operating costs	—	5,372	53,826	(4,680)	54,518
Depreciation	—	3,199	26,801	—	30,000
Amortization	—	740	17,383	—	18,123
General and administrative	77	1,539	4,574	—	6,190
	77	10,850	102,584	(4,680)	108,831
Real estate operating income/(loss)	(77)	1,758	27,075	—	28,756
Other income (expense):
Interest expense	—	(13,795)	(6,354)	3,966	(16,183)
Other income/(expense)	—	2,404	1,852	(3,966)	290
Equity in income of unconsolidated joint ventures	—	3,754	—	—	3,754
Gain/(loss) on sale of real estate assets, net	—	(4)	109,516	—	109,512
Net income/(loss)	(77)	(5,883)	132,089	—	126,129
Plus: Net loss applicable to noncontrolling interest	—	—	4	—	4
Net income/(loss) applicable to Piedmont	$(77)	$(5,883)	$132,093	$—	$126,133

Consolidating Statements of Income
For the nine months ended September 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$26,456	$279,292	$(1,468)	$304,280
Tenant reimbursements	—	7,298	61,247	(334)	68,211
Property management fee revenue	—	—	12,625	(11,566)	1,059
Other property related income	—	92	15,140	—	15,232
	—	33,846	368,304	(13,368)	388,782
Expenses:
Property operating costs	—	14,614	152,929	(13,368)	154,175
Depreciation	—	8,527	72,585	—	81,112
Amortization	—	1,520	45,298	—	46,818
General and administrative	228	4,849	16,410	—	21,487
	228	29,510	287,222	(13,368)	303,592
Real estate operating income/(loss)	(228)	4,336	81,082	—	85,190
Other income (expense):
Interest expense	—	(40,093)	(10,937)	5,736	(45,294)
Other income/(expense)	—	200	7,016	(5,736)	1,480
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets, net	—	1,417	43,769	—	45,186
	—	(40,156)	39,848	—	(308)
Income/(loss) before consolidated subsidiaries	(228)	(35,820)	120,930	—	84,882
Income from subsidiaries	85,114	119,013	—	(204,127)	—
Net income	84,886	83,193	120,930	(204,127)	84,882
Plus: Net loss applicable to noncontrolling interest	—	—	4	—	4
Net income applicable to Piedmont	$84,886	$83,193	$120,934	$(204,127)	$84,886

Consolidating Statements of Income
For the nine months ended September 30, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$32,641	$314,128	$(1,370)	$345,399
Tenant reimbursements	—	8,352	65,396	(373)	73,375
Property management fee revenue	—	—	13,791	(12,412)	1,379
Other property related income	—	97	14,479	—	14,576
	—	41,090	407,794	(14,155)	434,729
Expenses:
Property operating costs	—	17,027	163,763	(14,155)	166,635
Depreciation	—	9,943	80,884	—	90,827
Amortization	—	2,399	55,453	—	57,852
General and administrative	261	4,798	16,809	—	21,868
	261	34,167	316,909	(14,155)	337,182
Real estate operating income/(loss)	(261)	6,923	90,885	—	97,547
Other income (expense):
Interest expense	—	(43,049)	(20,868)	11,256	(52,661)
Other income/(expense)	—	6,873	4,611	(11,256)	228
Equity in income of unconsolidated joint ventures	—	3,872	—	—	3,872
Gain on sale of real estate assets, net	—	6,430	109,521	—	115,951
Net income/(loss)	(261)	(18,951)	184,149	—	164,937
Plus: Net loss applicable to noncontrolling interest	—	—	10	—	10
Net income/(loss) applicable to Piedmont	$(261)	$(18,951)	$184,159	$—	$164,947

Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net income	$16,114	$13,945	$28,998	$(42,943)	$16,114
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	1,145	1,145	—	(1,145)	1,145
Plus: Reclassification of gain included in net income	(434)	(434)	—	434	(434)
Other comprehensive income	711	711	—	(711)	711

Comprehensive income	$16,825	$14,656	$28,998	$(43,654)	$16,825

Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net income	$84,886	$83,193	$120,934	$(204,127)	$84,886
Effective portion of gain on derivatives instruments that are designated and qualify as cash flow hedges	4,408	4,408	—	(4,408)	4,408
Plus: Reclassification of net loss included in net income	373	373	—	(373)	373
Other comprehensive income	4,781	4,781	—	(4,781)	4,781

Comprehensive income	$89,667	$87,974	$120,934	$(208,908)	$89,667

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net Cash Provided by Operating Activities	$89,540	$89,639	$164,063	$(204,920)	$138,322

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles	—	(6,074)	(67,100)	—	(73,174)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	36,572	382,982	—	419,554
Note receivable issuance	—	—	(3,200)	—	(3,200)
Deferred lease costs paid	—	(1,826)	(14,005)	—	(15,831)
Distributions from subsidiaries	362,784	64,633	—	(427,417)	—
Net cash provided by investing activities	362,784	181,305	298,677	(515,417)	327,349
Cash Flows from Financing Activities:
Debt issuance and other costs paid	—	(947)	—	—	(947)
Proceeds from debt	—	820,061	—	—	820,061
Repayments of debt	—	(832,000)	(1,005)	—	(833,005)
Intercompany note payable	—	—	(88,000)	88,000	—
Value of shares withheld for payment of taxes related to employee stock compensation	(2,219)	—	—	—	(2,219)
Repurchases of common stock as part of announced plan	(266,062)	—	—	—	(266,062)
Distributions	(184,043)	(258,907)	(373,460)	632,337	(184,073)
Net cash used in financing activities	(452,324)	(271,793)	(462,465)	720,337	(466,245)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	(849)	275	—	(574)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,906	4,699	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$3,057	$4,974	$—	$8,181

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net Cash Provided by/(Used in) Operating Activities	$4,335	$(15,468)	$187,513	$—	$176,380

Cash Flows from Investing Activities:
Investment in real estate assets, and real estate related intangibles	—	(793)	(64,614)	—	(65,407)
Intercompany note receivable	—	—	(48,710)	48,710	—
Investments in unconsolidated joint ventures	—	(1,162)	—	—	(1,162)
Net sales proceeds from wholly-owned properties	—	23,028	352,171	—	375,199
Net sales proceeds received from unconsolidated joint ventures	—	12,334	—	—	12,334
Deferred lease costs paid	—	(858)	(18,561)	—	(19,419)
Net cash provided by investing activities	—	32,549	220,286	48,710	301,545
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(102)	1	—	(101)
Proceeds from debt	—	147,000	—	—	147,000
Repayments of debt	—	(325,000)	(141,046)	—	(466,046)
Intercompany note payable	—	(14,289)	62,999	(48,710)	—
Costs of issuance of common stock	(97)	—	—	—	(97)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,385)	—	—	—	(3,385)
Repurchases of common stock as part of announced plan	(3,895)	—	—	—	(3,895)
(Distributions to)/repayments from affiliates	125,271	197,519	(322,790)	—	—
Dividends paid and discount on dividend reinvestments	(122,229)	—	(8)	—	(122,237)
Net cash provided by/(used in) financing activities	(4,335)	5,128	(400,844)	(48,710)	(448,761)
Net increase in cash, cash equivalents, and restricted cash and escrows	—	22,209	6,955	—	29,164
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,693	4,361	—	8,204
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$25,902	$11,316	$—	$37,368

14.Subsequent Events

Fourth Quarter Dividend Declaration

On October 30, 2018, the Board of Directors of Piedmont declared dividends for the fourth quarter 2018 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 30, 2018. Such dividends are to be paid on January 3, 2019.

Transactional Activity

On October 25, 2018, Piedmont purchased 9320 Excelsior Boulevard in Hopkins, Minnesota for $49.4 million. 9320 Excelsior Boulevard is a 7-story, approximately 268,000 square foot, Class AA office building situated on 5.84 acres in close proximity to Piedmont's Norman Pointe I building acquired in 2017. 9320 Excelsior Boulevard is 100% leased to Cargill, Inc.

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

Liquidity and Capital Resources
We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, including approximately $160.0 million of anticipated net sales proceeds related to the disposition of 800 North Brand Boulevard, which we anticipate closing during the fourth quarter of 2018, and proceeds from our recently obtained $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. As of the filing date, we have $202.0 million of unused capacity under our line of credit. When necessary, we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2018 and 2017 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Capital expenditures for new development	$32	$4,794
Capital expenditures for redevelopment/renovations	7,546	1,006
Capital expenditures previously credited as part of property acquisition	—	9,254
Other capital expenditures, including building and tenant improvements	37,420	50,353
Total capital expenditures(1)	$44,998	$65,407

(1)
Of the total amounts paid, approximately $1.2 million and $0.2 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2018 and 2017, respectively.

"Capital expenditures for new development" relate to new office development projects. During the nine months ended September 30, 2017, such expenditures primarily related to the construction of 500 TownPark, our now complete, approximately 134,000 square foot, 100% leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida.

"Capital expenditures for redevelopment/renovations" during the nine months ended September 30, 2018 primarily relate to the redevelopment project to upgrade common areas, as well as amenities and parking, at our Two Pierce Place building in Itasca, Illinois, while such expenditures during the nine months ended September 30, 2017 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

We classify our tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of September 30, 2018, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio total approximately $47.0 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Additionally, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $34.9 million as of September 30, 2018.

For example, for leases executed during the nine months ended September 30, 2018, we committed to spend approximately $5.61 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments), and for those executed during the nine months ended September 30, 2017, we committed to spend approximately $4.74 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments). In addition to the amounts described above that we have already committed to as a part of executed leases, we anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, we may continue to use capital resources to repurchase additional shares of our common stock under our stock repurchase program. As of September 30, 2018, we had approximately $123.5 million of board-authorized capacity remaining for future stock repurchases. Finally, after replacing our $500 Million Unsecured 2015 Line of Credit with the $500 Million Unsecured 2018 Line of Credit, as well as extending our Amended and Restated $300 Million 2011 Term Loan, during the three months ended September 30, 2018, we have no scheduled debt maturities until 2021; however, on a longer term basis we expect to use capital to repay debt obligations when they become due.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended September 30, 2018 was $16.1 million, or $0.13 per diluted share, as compared with net income applicable to common stockholders of $126.1 million, or $0.87 per diluted share, for the three months ended September 30, 2017. Net income applicable to common stockholders for the three months ended September 30, 2017 included approximately $113.2 million, or $0.77 per diluted share, of gains on sales of both a wholly-owned property, as well as an equity interest in a joint venture, whereas the current quarter had no sales or related gains. The current quarter's results did reflect increased operating income as a result of higher overall occupancy in the portfolio in the current period, rental rate growth, and the operational results of properties acquired since September 2017.

Comparison of the three months ended September 30, 2018 versus the three months ended September 30, 2017

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2018 and 2017, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2018	% of Revenues	September 30, 2017	% of Revenues	Variance
Revenue:
Rental income	$101.3		$108.9		$(7.6)
Tenant reimbursements	23.2		24.2		(1.0)
Property management fee revenue	0.4		0.5		(0.1)
Other property related income	4.8		4.0		0.8
Total revenues	129.7	100%	137.6	100%	(7.9)
Expense:
Property operating costs	49.7	38%	54.5	40%	(4.8)
Depreciation	26.9	21%	30.0	22%	(3.1)
Amortization	14.8	12%	18.1	13%	(3.3)
General and administrative	6.7	5%	6.2	4%	0.5
Real estate operating income	31.6	24%	28.8	21%	2.8
Other income (expense):
Interest expense	(15.8)	12%	(16.2)	12%	0.4
Other income	0.3	—%	0.3	—%	—
Equity in income of unconsolidated joint ventures	—	—%	3.7	3%	(3.7)
Gain on sale of real estate assets, net	—	—%	109.5	80%	(109.5)
Net income	$16.1	12%	$126.1	92%	$(110.0)

Revenue

Rental income decreased approximately $7.6 million for the three months ended September 30, 2018, as compared to the same period in the prior year. Approximately $8.3 million of the decrease was attributable to net disposition activity subsequent to September 30, 2017; however, that decrease was partially offset by increases due to increased rental rates and occupancy in the portfolio.

Tenant reimbursements decreased approximately $1.0 million for the three months ended September 30, 2018 as compared to the same period in the prior year. Approximately $2.2 million of the decrease was due to net disposition activity subsequent to September 30, 2017; however, that decrease was partially offset by higher recoveries related to increased property taxes at certain of our existing properties as well as increased occupancy in the portfolio.

Expense

Property operating costs decreased approximately $4.8 million for the three months ended September 30, 2018, as compared to the same period in the prior year. Approximately $4.0 million of the decrease was due to net disposition activity subsequent to September 30, 2017. Additionally, approximately $2.4 million of the decrease was attributable to a reduction in recoverable operating expenses, primarily property tax expense due to favorable tax appeals at certain of our properties during the current period. These decreases were partially offset by other operating expenses, particularly higher recoverable repairs and maintenance costs.

Depreciation expense decreased approximately $3.1 million for the three months ended September 30, 2018 as compared to the same period in the prior year. Approximately $3.6 million of the decrease was attributable to net disposition activity subsequent to September 30, 2017; however, this decrease was partially offset by depreciation on additional building and tenant improvements placed in service subsequent to September 30, 2017 across our portfolio of properties.

Amortization expense decreased approximately $3.3 million for the three months ended September 30, 2018 as compared to the same period in the prior year. The decrease is primarily attributable to certain lease intangible assets at our existing properties becoming fully amortized subsequent to September 30, 2017, as well as the recognition of accelerated amortization for lease terminations/modifications in the prior year of approximately $0.5 million.

General and administrative expense increased approximately $0.5 million for the three months ended September 30, 2018 as compared to the same period in the prior year primarily due to increased accrual for potential performance-based compensation.

Other Income (Expense)

Interest expense decreased approximately $0.4 million for the three months ended September 30, 2018 as compared to the same period in the prior year. The decrease is primarily attributable to capitalizing interest expense in the current period as part of the redevelopment project to upgrade amenities and parking at our Two Pierce Place building.

Equity in income of unconsolidated joint ventures decreased approximately $3.7 million for the three months ended September 30, 2018 as compared to the same period in the prior year. The decrease is due to the sale of our last unconsolidated joint venture property, the 8560 Upland Drive building in Denver, Colorado in the prior period, and the recognition of our portion of the related gain on sale.

Gain on sale of real estate assets, net, during the three months ended September 30, 2017 represent the gain recognized on the sale of the Two Independence Square building located in Washington, D.C. There were no sales of real estate assets during the three months ended September 30, 2018.

Comparison of the accompanying consolidated statements of income for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2018 and 2017, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2018	% of Revenues	September 30, 2017	% of Revenues	Variance
Revenue:
Rental income	$304.3		$345.4		$(41.1)
Tenant reimbursements	68.2		73.4		(5.2)
Property management fee revenue	1.1		1.4		(0.3)
Other rental income	15.2		14.5		0.7
Total revenues	388.8	100%	434.7	100%	(45.9)
Expense:
Property operating costs	154.2	40%	166.6	38%	(12.4)
Depreciation	81.1	21%	90.8	22%	(9.7)
Amortization	46.8	12%	57.9	13%	(11.1)
General and administrative	21.5	5%	21.9	5%	(0.4)
Real estate operating income	85.2	22%	97.5	22%	(12.3)
Other income (expense):
Interest expense	(45.3)	12%	(52.7)	12%	7.4
Other income	1.5	—%	0.2	—%	1.3
Equity in income of unconsolidated joint ventures	—	—%	3.9	1%	(3.9)
Loss on extinguishment of debt	(1.7)	—%	—	—%	(1.7)
Gain on sale of real estate assets, net	45.2	12%	116.0	27%	(70.8)
Net income	$84.9	22%	$164.9	38%	$(80.0)

Revenue

Rental income decreased approximately $41.1 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Substantially all of the decrease is attributable to net property disposition activity subsequent to January 1, 2017.

Tenant reimbursements decreased approximately $5.2 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Net disposition activity subsequent to January 1, 2017 contributed approximately $8.1 million to the decrease; however, this variance was partially offset due to the expiration of abatements and an increase in recoverable operating expenses at certain of our existing properties.

Expense

Property operating costs decreased approximately $12.4 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Approximately $17.4 million of the decrease was due to net disposition activity subsequent to January 1, 2017; however, this variance was partially offset by higher recoverable utility, administrative, and repairs and maintenance costs at certain of our existing properties.

Depreciation expense decreased approximately $9.7 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. Approximately $12.1 million of the decrease was attributable to net disposition activity subsequent to January 1, 2017; however, this decrease was partially offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2017.

Amortization expense decreased approximately $11.1 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The decrease is attributable to net disposition activity and to certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2017, as well as the recognition of accelerated amortization for lease terminations/modifications in the prior year.

General and administrative expenses decreased approximately $0.4 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, primarily due to a decrease in state and local tax expense as a result of a reduction in property-related deferred tax liabilities. This decrease was partially offset by increased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense decreased approximately $7.4 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The decrease is primarily attributable to lower average debt outstanding in the current period, specifically due to the repayment of debt subsequent to January 1, 2017, including the $140 million of secured debt on our 1201 and 1225 Eye Street buildings in Washington, D.C. paid off in August 2017, and two of our unsecured term loans totaling $470 million paid off in January 2018, offset partially by a new $250 million seven-year term loan obtained in March 2018.

Other income increased approximately $1.3 million for the nine months ended September 30, 2018 as compared to the same period in the prior year due to the sale of solar renewable energy certificates to a third-party, as well as interest and fee income for the administration of certain debt instruments.

Equity in income of unconsolidated joint ventures decreased approximately $3.9 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The decrease is primarily due to the recognition of our portion of the gain on the sale of our last unconsolidated joint venture property, the 8560 Upland Drive building in the prior period.

The loss on extinguishment of debt is associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss includes the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets, net, during the nine months ended September 30, 2018 represents the gain recognized on the sale of the 2017 Disposition Portfolio comprised of 14 properties in various markets that closed in January 2018. Gain on sale of real estate assets, net, during the nine months ended September 30, 2017 represent the gain recognized on the sales of the Sarasota Commerce Center II building located in Sarasota, Florida and the Two Independence Square building.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2018	Per Share(1)	September 30, 2017	Per Share(1)	September 30, 2018	Per Share(1)	September 30, 2017	Per Share(1)
GAAP net income applicable to common stock	$16,114	$0.13	$126,133	$0.87	$84,886	$0.65	$164,947	$1.13
Depreciation of real estate assets (2)	26,668	0.21	29,774	0.20	80,531	0.61	90,335	0.62
Amortization of lease-related costs (2)	14,828	0.11	18,107	0.12	46,773	0.35	57,828	0.40
Gain on sale - wholly-owned properties	—	—	(109,512)	(0.75)	(45,186)	(0.34)	(115,951)	(0.80)
Gain on sale- unconsolidated partnership	—	—	(3,683)	(0.02)	—	—	(3,683)	(0.02)
NAREIT Funds From Operations applicable to common stock	$57,610	$0.45	$60,819	$0.42	$167,004	$1.27	$193,476	$1.33
Adjustments:
Acquisition costs	—	—	—	—	—	—	6	—
Loss on extinguishment of debt	—	—	—	—	1,680	0.02	—	—
Core Funds From Operations applicable to common stock	$57,610	$0.45	$60,819	$0.42	$168,684	$1.29	$193,482	$1.33
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discount on debt	550		634		1,561		1,892
Depreciation of non real estate assets	176		218		558		597
Straight-line effects of lease revenue (2)	(3,210)		(3,602)		(11,489)		(15,939)
Stock-based and other non-cash compensation	1,661		1,250		4,462		4,202
Net effect of amortization of above and below-market in-place lease intangibles	(2,006)		(1,720)		(5,636)		(4,890)
Acquisition costs	—		—		—		(6)
Non-incremental capital expenditures (3)	(9,276)		(5,229)		(27,407)		(21,974)
Adjusted Funds From Operations applicable to common stock	$45,505		$52,370		$130,733		$157,364
Weighted-average shares outstanding – diluted	128,819		145,719		131,187		145,680
Common stock issued and outstanding as of period end	128,371		145,295		128,371		145,295

(1)	Based on weighted average shares outstanding – diluted.

(2)	Includes amounts for wholly-owned properties, as well as such amounts for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of any property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we adjust for general and administrative expense, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2018 and 2017, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income applicable to Piedmont (GAAP basis)	$16,114	$126,133	$16,114	$126,133

Net loss applicable to noncontrolling interest	—	(4)	—	(4)
Interest expense	15,849	16,183	15,849	16,183
Depreciation (1)	26,844	29,993	26,844	29,993
Amortization (1)	14,828	18,107	14,828	18,107
Net loss from casualty events	—	25	—	25
Gain on sale of real estate assets (1)	—	(113,195)	—	(113,195)
General & administrative expenses (1)	6,677	6,202	6,677	6,202
Management fee revenue (2)	(181)	(253)	(181)	(253)
Other income (1)	(87)	(171)	(87)	(171)
Straight-line rent effects of lease revenue (1)	(3,210)	(3,602)
Amortization of lease-related intangibles (1)	(2,006)	(1,720)

Property NOI	$74,828	$77,698	$80,044	$83,020

Net operating income from:
Acquisitions (3)	(958)	—	(1,292)	—
Dispositions (4)	(122)	(8,001)	(122)	(7,675)
Other investments (5)	(659)	(2,339)	(827)	(2,301)

Same Store NOI	$73,089	$67,358	$77,803	$73,044

Change period over period in Same Store NOI	8.5%	N/A	6.5%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)	Presented net of related operating expenses incurred to earn the revenue.

(3)	Acquisitions consist of Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017; and 501 West Church Street in Orlando, Florida, purchased on February 23, 2018.

(4)
Dispositions consist of Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; Two Independence Square in Washington, D.C., sold on July 5, 2017; and the 14-property, 2017 Disposition Portfolio sale completed on January 4, 2018.

(5)
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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income applicable to Piedmont (GAAP basis)	$84,886	$164,947	$84,886	$164,947

Net loss applicable to noncontrolling interest	(4)	(10)	(4)	(10)
Interest expense	45,294	52,661	45,294	52,661
Loss on extinguishment of debt	1,680	—	1,680	—
Depreciation (1)	81,090	90,933	81,090	90,933
Amortization (1)	46,773	57,828	46,773	57,828
Acquisition costs	—	6	—	6
Net loss from casualty events	—	57	—	57
Gain on sale of real estate assets (1)	(45,186)	(119,634)	(45,186)	(119,634)
General & administrative expenses (1)	21,487	21,907	21,487	21,907
Management fee revenue (2)	(531)	(762)	(531)	(762)
Other income (1)	(475)	(146)	(475)	(146)
Straight-line rent effects of lease revenue (1)	(11,489)	(15,939)
Amortization of lease-related intangibles (1)	(5,636)	(4,890)

Property NOI	$217,889	$246,958	$235,014	$267,787

Net operating income from:
Acquisitions (3)	(2,540)	—	(3,424)	—
Dispositions (4)	(509)	(39,077)	(500)	(36,331)
Other investments (5)	(3,096)	(6,277)	(3,309)	(7,079)

Same Store NOI	$211,744	$201,604	$227,781	$224,377

Change period over period in Same Store NOI	5.0%	N/A	1.5%	N/A

(1)	Includes amounts applicable to consolidated properties and our proportionate share of amounts applicable to unconsolidated joint ventures.

(2)	Presented net of related operating expenses incurred to earn the revenue.

(3)	Acquisitions consist of Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017; and 501 West Church Street in Orlando, Florida, purchased on February 23, 2018.

(4)
Dispositions consist of Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; Two Independence Square in Washington, D.C., sold on July 5, 2017; and the 14-property, 2017 Disposition Portfolio sale completed on January 4, 2018.

(5)
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

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of September 30, 2018, our average lease was almost 20,000 square feet with approximately seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current in-service portfolio of 53 office properties was 93.2% leased as of September 30, 2018, up from 89.2% leased as of September 30, 2017, and scheduled lease expirations for the portfolio as a whole for the remainder of 2018 and 2019 were 1.6% and 11.9% of our ALR, respectively. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2018, we had approximately 547,000 square feet of executed leases related to currently vacant space that had not yet commenced (301,000 square feet of which relates to a new, full-building lease at our Enclave Place building in Houston, Texas) and approximately 759,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

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

Same Store NOI increased 8.5% and 6.5% on a cash and accrual basis, respectively for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. In addition to general increases in occupancy levels and improved rental rates, Same Store NOI (cash basis) was favorably impacted by the expiration of several large lease abatements at certain properties and Same Store NOI (accrual basis) was favorably impacted by the commencement of several large leases throughout the portfolio. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2018, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table below.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies. There have been no material changes to these policies during the nine months ended September 30, 2018.

Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2018

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

Our revenues which are included in the scope of the Revenue Recognition Amendments include our property management fee revenue, the majority of our parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside our buildings. Lease contracts are specifically excluded from the Revenue Recognition Amendments and, we intend to utilize a leasing practical expedient to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of our non-lease related revenue already followed the prescribed method of the Revenue Recognition Amendments, we were able to effectively adopt these amendments on a full retrospective basis, with no impact to the timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, we reclassified approximately $4.0 million and $14.6 million of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue during the three and nine months ended September 30, 2017, respectively. We did not elect to adopt any practical expedients provided by the Revenue Recognition Amendments. For further details, see Note 2 to our accompanying consolidated financial statements.

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

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by us are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, we have made a cumulative-effect adjustment to our consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income to cumulative distributions in excess of earnings, and have recorded changes in fair value in net income for the three and nine months ended September 30, 2018 related to these investment securities.

Interest Rate Derivatives

On January 1, 2018, we early adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").We adopted ASU 2017-12 using the modified retrospective transition method; however, no adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on our existing interest rate swaps as of December 31, 2017, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 6 to our accompanying consolidated financial statements.

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

Additionally, the FASB has subsequently issued a number of clarifying and technical corrections to ASU 2016-02 through several Accounting Standards Updates ("ASU") as follows:

ASU	Title	Summary	Anticipated Impact on Piedmont's Consolidated Financial Statements Based on Management’s Assessment to Date
ASU 2018-01	Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842
Clarifies that a land easement is required to be evaluated to determine whether it should be accounted for as a lease upon adoption of ASU 2016-02; also provides an optional practical transition expedient allowing entities not currently assessing land easements under existing leasing guidance prior to adoption of ASU 2016-02 to not apply the new guidance to land easements existing at the date of initial adoption of ASU 2016-02.
Not applicable as we have no land easements.

ASU 2018-10	Codification Improvements to Topic 842, Leases	Clarifications and technical corrections to ASU 2016-02.	No material impact expected.

ASU 2018-11	Leases (Topic 842) Targeted Improvements
Allows certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of the lease provided certain criteria are met under an optional practical expedient.
All of our operating expense reimbursements are expected to qualify to be accounted for as a part of the underlying lease.

Although management continues to evaluate the guidance and disclosures required by all of the above ASUs, we do not anticipate any material impact to our consolidated financial statements as a result of adoption related to lessor accounting. However, we do anticipate recording an immaterial right-to-use asset and offsetting lease liability under lessee accounting on our balance sheet upon adoption of ASU 2016-02 on January 1, 2019.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three and nine months ended September 30, 2018.

Contractual Obligations
We have had significant changes to our debt structure during the nine months ended September 30, 2018. As such, our contractual obligations related to long-term debt as of September 30, 2018 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Long-term debt (1)	$1,725,033	$1,000	$29,033	$1,045,000	(2)(3)	$650,000	(4)

(1)
Amounts include principal payments only and balances outstanding as of September 30, 2018, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $48.7 million during the nine months ended September 30, 2018, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.

(2)
Includes the balance outstanding as of September 30, 2018 of the new $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.

(3)
Includes the Amended and Restated $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.20% through January 15, 2020. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $9.6 million per annum in total interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through January 2020.

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
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2018 Line of Credit and $100 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets.

We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes. The estimated fair value of our debt was approximately $1.7 billion and $1.8 billion as of September 30, 2018 and December 31, 2017, respectively. Our interest rate swap agreements in place at September 30, 2018 and December 31, 2017 carried a notional amount totaling $450 million and $600 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30% and 1.89% , respectively.

As of September 30, 2018, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.79% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of September 30, 2018, we had $235 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating) or the prime rate, at our discretion, resulting in an total interest rate of 3.15%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of September 30, 2018, results in a total interest rate of 3.84%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2018 would increase interest expense approximately $3.4 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the third quarter 2018.

(b)	Not applicable.

(c)
During the third quarter 2018, 12,922 shares (at an average price of $18.95 per share) were purchased by our transfer agent on the open market and conveyed to participants in our Amended and Restated Dividend Reinvestment Plan ("DRP") cumulatively for the third quarter 2018 dividend (paid on September 21, 2018). Such stock repurchases for the quarter ended September 30, 2018 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
July 1, 2018 to July 31, 2018	—	$—	—	$123,464
August 1, 2018 to August 31, 2018	—	$—	—	$123,464
September 1, 2018 to September 30, 2018 (2)	13	$18.95	—	$123,464	(1)
Total	13	$18.95	—

(1)
Amounts available for purchase relate only to our Board-authorized stock repurchase plan, and no repurchases were made during the current quarter. As of September 30, 2018, we have $123.5 million of availability remaining under our current authorization to repurchase shares of our common stock through February 21, 2020. The share repurchase plan is separate from shares purchased for DRP issuance.

(2)
Under our DRP, as set forth in a Current Report on Form 8-K filed February 24, 2011, we have the option to either issue shares that we purchase in the open market or issue shares directly from Piedmont from authorized but unissued shares. Such election will take place at the settlement of each quarterly dividend in which there are participants in our DRP, and may change from quarter to quarter based on our judgment of the best use of proceeds for Piedmont.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.EXHIBITS

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

10.1
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018

10.2
Revolving Credit Agreement Dated as Of September 28, 2018 by and Among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, U.S. Bank National Association and PNC Bank, National Association, as Syndication Agents, Bank Of America, N.A., BMO Harris Bank, N.A., Branch Banking and Trust Company, Morgan Stanley Senior Funding, Inc., TD Bank, N.A., The Bank Of Nova Scotia and Wells Fargo Bank, N.A. as Documentation Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 2, 2018)

10.3
Amended and Restated Term Loan Agreement Dated as Of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 2, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 30, 2018	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)