Form 10-K
period 2018-12-31
Piedmont Office Realty Trust, Inc.
filed 2019-02-20
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to to
Commission file number 001-34626
   _________________________________________________________
PIEDMONT OFFICE REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

Maryland	58-2328421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5565 Glenridge Connector Ste. 450, Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Large accelerated filer  ☒     Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company   ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,531,552,680 based on the closing price as reported on the New York Stock Exchange. As of February 19, 2019, 125,595,994 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2019.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•
Economic, regulatory, socio-economic changes, and/or technology changes (including accounting standards) that impact the real estate market generally, or that could affect patterns of use of commercial office space;

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

•	Lease terminations, lease defaults, or changes in the financial condition of our tenants, particularly by one of our large lead tenants;

•	Adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill resulting therefrom;

•	The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;

•
The illiquidity of real estate investments, including regulatory restrictions to which REITs are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;

•	The risks and uncertainties associated with our acquisition and disposition of properties, many of which risks and uncertainties may not be known at the time of acquisition or disposition;

•	Development and construction delays and resultant increased costs and risks;

•	Our real estate development strategies may not be successful;

•	Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;

•	Costs of complying with governmental laws and regulations;

•
Additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by government tenants during periods in which state or federal governments are shut down or on furlough;

•	Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;

•	Changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021:

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

•
Changes in the financial condition of our tenants directly or indirectly resulting from geopolitical developments that could negatively affect international trade, including the United Kingdom's referendum to withdraw from the European Union, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods;

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

Operating Objectives and Strategy

As of December 31, 2018, we owned and operated 54 in-service office properties comprised of approximately 16.2 million square feet of primarily Class A office space which was 93.3% leased. Collectively, 92% of our Annualized Lease Revenue (see definition below) is generated from select sub-markets located within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As we typically lease to larger, credit-worthy corporate tenants, our average lease size is approximately 19,000 square feet with an average lease term remaining of approximately seven years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our Annualized Lease Revenue derived from such tenants. No tenant accounts for more than 5.1% of our Annualized Lease Revenue.
Headquartered in Atlanta, Georgia, with regional and/or local management offices in each of our eight major markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and approximately 80% of our office portfolio (based on square footage) has achieved and maintains "Energy Star" efficiency (a designation for the top 25% of commercial buildings in energy consumption efficiency). In addition to operational excellence, we focus on fostering long-term relationships with our high-credit quality, diverse tenant base as evidenced by our approximately 69% tenant retention rate over the past ten years.
Our primary objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, by achieving sustainable growth in Funds From Operations, and by growing net asset value by realizing long-term capital appreciation. We manage risk by owning almost exclusively Class A, geographically diverse office properties which are among the most desirable in their respective office sub-markets. In addition to the creditworthiness of our tenants, we strive to ensure our tenants represent a broad spectrum of industry types with lease expirations that are laddered over many years. Operationally, we maintain a low leverage structure, utilizing primarily unsecured financing facilities with laddered maturities. We utilize a national buying platform of property management support services to ensure optimal pricing for landlord and tenant services, as well as to implement best practices and achieve sustainability standards. The strategies we intend to execute to achieve these objectives include:

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties within eight major office markets located primarily in the Eastern-half of the United States that were identified based on their positive economic and demographic growth trends so as to position our investments for long-term appreciation. In addition, we concentrate our portfolio in select sub-markets where efficiencies can be gained and our market expertize can be maximized. We believe these sub-markets are generally characterized by their strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation infrastructure, and limited competitive REIT ownership. Both our acquisition and development activities are targeted towards attractively priced, high quality, Class A office properties that complement our existing portfolio.

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

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets in which we believe full valuations have been achieved, and redeploying the proceeds of those dispositions into new investment opportunities with higher overall return prospects.

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

Use of Joint Ventures to Improve Returns and Mitigate Risk

We may selectively enter into strategic joint ventures with third parties to acquire, develop, improve or dispose of properties, thereby potentially reducing the amount of capital required by us to make investments, diversifying our sources of capital, enabling us to creatively acquire and control targeted properties, and allowing us to reduce our investment concentration in certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio, including the creation of additional amenities for our tenants to increase both occupancy and rental rates and thereby improve returns on our invested capital.

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development/re-development properties, if any.

Employees

As of December 31, 2018, we had 134 employees, with 49 of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in our eight major markets. These employees are involved in acquiring, developing, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing quality customer service including; leasing, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space timely, all of which may impact our results of operations. We also compete with other buyers who are interested in properties we elect to acquire, which may affect the amount that we are required to pay for such properties or may ultimately result in our decision not to acquire such properties. Further, we compete with sellers of similar properties when we sell properties, which may determine the amount of proceeds we receive from the disposal, or which may result in our inability to dispose of such properties due to the lack of an acceptable return.

Financial Information About Industry Segments

Our current business primarily consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one operating segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2018, no individual tenant represented more than 5.1% of our ALR.

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

Website Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the Securities and Exchange Commission (the "SEC"), including any amendments to such filings, may be obtained free of charge from the following website, http://www.piedmontreit.com, or directly from the SEC’s website at http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space.

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

Our rental revenues will be significantly influenced by the conditions of the office market in general and of the specific markets in which we operate.

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Further, our portfolio of properties is primarily located in eight major metropolitan areas: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. Collectively, these eight metropolitan areas account for 92% of our ALR from our portfolio of properties as of December 31, 2018. As a result, we are particularly susceptible to adverse market conditions in these particular cities, including any reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Many of our tenants may be adversely impacted by the specific consequences of, and the general market uncertainty associated with, geopolitical developments that could negatively affect international trade, including the United

Kingdom’s referendum to withdraw from the European Union or by the recent rejection by the United Kingdom’s House of Commons of the negotiated agreement that was to govern the United Kingdom’s withdrawal, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods. If any of our tenants experience or anticipate an adverse change in their respective businesses for any reason, they may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or to sell the property without incurring a loss. In addition, significant expenditures related to mortgage payments, real estate taxes, insurance, and maintenance costs are generally fixed or may not decrease immediately when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2018, our largest lead tenants, based on ALR, were: the State of New York (5.1% of ALR), US Bancorp (4.7% of ALR), Independence Blue Cross (3.7% of ALR), GE (3.4% of ALR), and U.S. Government (2.3% of ALR). The revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Some of our leases provide tenants with the right to terminate their leases early.

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

We currently own six properties in which some of the tenants in each property are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. In addition, we face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

Our earnings growth will partially depend upon future acquisitions of properties, and we may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria.

Our business strategy involves the acquisition of primarily high-quality office properties in selected markets. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms, if at all. Failure to identify or consummate acquisitions could slow our growth. Likewise, we may incur costs pursuing acquisitions that we are ultimately unsuccessful in completing.

Further, we face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy, any of which could adversely affect our financial condition, results of operations, cash flows and the ability to pay dividends on, and the market price of, our common stock.

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

We may seek to dispose of properties that no longer meet our strategic plans.

We may seek to dispose of properties that no longer meet our strategic plans with the intent to use the proceeds generated from such potential disposition to acquire additional properties better aligned with our investment criteria and growth strategy or to fund other operational needs. We may not be able to dispose of these properties for the proceeds we expect, or at all, and we may incur costs and divert management attention from our ongoing operations as part of efforts to dispose of these properties, regardless whether such efforts are ultimately successful. In addition, if we are able to dispose of those properties, we may not be able to re-deploy the proceeds in a timely or more efficient manner, if at all. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of new properties. The failure to dispose of properties, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities, could have an adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Our portfolio of properties is primarily located in eight major metropolitan areas: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C., any of which could be, and some of which have been, the target of terrorist attacks. Future terrorist attacks and other acts of terrorism or war would severely impact the demand for, and value of, our properties. Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. A decrease in demand could make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

We face risks related to the occurrence of cyber incidents, or a deficiency in our cyber-security, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, functionality, or availability of our information resources and systems. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt building or corporate operations, corrupt data, or steal confidential information. While we have not experienced any material cyber incidents in the past, the risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include physical harm to occupants of our buildings, physical damage to our buildings, actual cash loss, operational interruption, damage to our relationship with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. In addition, social engineering and phishing are a particular concern for companies with employees. We are continuously working to install new, and to upgrade our existing, network, building operating, and information technology systems and to provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. However, such upgrades, new technology and training may not be sufficient to protect us from all risks.

We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Although we make efforts to maintain the security and integrity of these types of information technology networks, building systems, and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

Further, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their lease with us. We are not aware of any of our tenants experiencing a cyber incident, and if any such cyber incident has occurred among our tenants, it has not given rise to a default under such tenant’s lease with us.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive general liability, fire, rental loss, environmental, cyber-security, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional or cyber terrorism, chemical, biological, nuclear and radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

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

If our disclosure controls or internal controls over financial reporting are not effective, investors could lose confidence in our reported financial information.

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

Our charter, our bylaws, the limited partnership agreement of our operating partnership, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. In addition, the employment agreements with certain of our executive officers contain, and grants under our incentive plan also may contain, change-in-control provisions that might similarly have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for our common stock or proxy contests to change our board.

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

New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. In particular, the Tax Cuts and Jobs Act ("H.R. 1"), which was effective for us for tax year 2018, made many significant changes to the U.S. federal income tax laws. A number of the changes that affected noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes impacted us, our stockholders, and our tenants in various ways and the IRS continues to issue clarifying guidance with respect to certain of the provisions of H.R. 1, any of which may be adverse or potentially adverse compared to prior law. Additional changes to tax laws are likely to continue to occur in the future. Accordingly, there is no assurance that we can continue to operate with the current benefits of our REIT status or that a change to the tax laws will not adversely affect the taxation of our stockholders. If there is a change in the tax laws that prevents us from qualifying as a REIT, that eliminates REIT status generally, or that requires REITs generally to pay corporate level income taxes, our results of operations may be adversely affected and we may not be able to make the same level of distributions to our stockholders, and changes to the taxation of our stockholders could have an adverse effect on an investment in our common stock.

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

We face possible adverse changes in state and local tax laws regarding the treatment of REITs and their stockholders, which may result in an increase in our tax liability.

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

As of December 31, 2018, we had total outstanding indebtedness of approximately $1.7 billion and a total debt to gross assets ratio of 36.2%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

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

Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2018, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

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

Currently, the outstanding draws on our $500 Million Unsecured 2018 Line of Credit and $100 million of our $250 Million Unsecured 2018 Term Loan are our only debt instruments that bear interest at a floating rate. All of our other debt is either fixed rate or has been effectively fixed through interest rate swap agreements. In addition, the outstanding draws under the $500 Million Unsecured 2018 Line of Credit, are subject to various length LIBOR locks; however, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established.

As of December 31, 2018, approximately $755 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR. As of December 31, 2018, we also had $450 million notional value of floating-to-fixed interest rate swaps that we use to hedge our interest rate exposure on most of this indebtedness. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with the unhedged portion of our outstanding indebtedness or any future indebtedness we incur may increase. Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate, such as a different benchmark interest rate or base rate borrowings, in lieu of LIBOR under our current and future indebtedness and interest rate swaps. At this point, it is not clear what, if any, alternative reference rate may be adopted to replace LIBOR, however, any such alternative reference rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

Finally, the replacement or disappearance of LIBOR may adversely affect the value of and costs associated with our LIBOR-based obligations and the availability, pricing and terms of LIBOR-based interest rate swaps we use to hedge our interest rate risk. Alternative reference rates or modifications to LIBOR may not align for our assets, liabilities, and hedging instruments, which could reduce the effectiveness of certain of our interest rate hedges, and could cause increased volatility in our earnings. We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences between any alternative reference rates used by our interest rate hedges and our outstanding indebtedness.

Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2018.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2018, we owned interests in 54 in-service office properties, and 92% of our ALR was generated from select sub-markets located within eight major office markets located in the Eastern-half of the United States: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of December 31, 2018 and 2017, our in-service portfolio was 93.3% and 89.7% leased, respectively, with an average lease term remaining as of each period end of approximately seven years and an average lease size of approximately 19,000 square feet. No tenant accounts for more than 5.1% of our ALR, and our five largest tenants are State of New York, U.S. Bancorp, Independence Blue Cross, GE, and the United States Government.

ALR (see Item 1. Business - "Information Regarding Disclosures Presented" above) related to our in-service portfolio was $520.0 million, or $34.37 per leased square foot, as of December 31, 2018 as compared with $561.3 million, or $32.84 per leased square foot, as of December 31, 2017. These rental rates are presented before consideration of the fact that several of our largest tenants self-perform various aspects of their building management; therefore, we do not count those expenses in our gross rent calculations. If the costs of these functions are added to these leases, our average gross rent for our in-service portfolio as of December 31, 2018, increases to $35.83 per leased square foot.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2018:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Washington, D.C.	$75,939	1,950	14.6	77.6
New York	70,144	1,772	13.5	97.5
Minneapolis	63,620	2,104	12.2	95.5
Atlanta	61,673	2,249	11.9	95.6
Boston	58,083	1,882	11.2	96.7
Dallas	53,805	2,114	10.3	88.2
Orlando	53,128	1,755	10.2	95.6
Chicago	42,202	967	8.1	98.1
Other (1)	41,428	1,415	8.0	100
	$520,022	16,208	100.0	93.3

(1)	Includes 1901 Market Street in Philadelphia, Pennsylvania; 1430 Enclave Parkway and Enclave Place in Houston, Texas.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2018 during each of the next thirteen years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
Available space	$—	—
2019	67,179	12.9
2020	40,555	7.8
2021	19,500	3.8
2022	39,133	7.5
2023	44,272	8.5
2024	62,568	12.0
2025	23,001	4.4
2026	28,506	5.5
2027	46,176	8.9
2028	47,119	9.1
2029	22,354	4.3
2030	14,653	2.8
2031	14,236	2.7
Thereafter	50,770	9.8
	$520,022	100.0

Certain Restrictions Related to our Properties

As of December 31, 2018, the 5 Wall Street building in Burlington, Massachusetts and the 1901 Market Street building in Philadelphia, Pennsylvania, were held as collateral for debt, and no properties were subject to ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding the two properties held as collateral for debt facilities as of December 31, 2018.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 19, 2019, there were 9,877 common stockholders of record of our common stock.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2013 through December 31, 2018. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2013	2014	2015	2016	2017	2018
Piedmont Office Realty Trust, Inc.	$100.00	$119.14	$125.07	$144.60	$144.74	$131.57
FTSE NAREIT Equity Office	$100.00	$125.86	$126.22	$142.84	$150.33	$128.54
FTSE NAREIT Equity REITs	$100.00	$130.14	$134.30	$145.74	$153.36	$146.27
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish Piedmont’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by Piedmont under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2018, we repurchased and retired shares of our common stock as part of our stock repurchase plan as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2018 to October 31, 2018	—	$—	—	$123,464
November 1, 2018 to November 30, 2018	56	$17.86	56	$122,461
December 1, 2018 to December 31, 2018	2,097	$17.11	2,097	$86,572	(1)
Total	2,153	$17.13	2,153

(1)	Amounts available for purchase relate only to our Board-authorized stock repurchase plan under our current authorization to repurchase shares of our common stock through February 21, 2020.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2018	2017	2016	2015	2014
Statement of Income Data:
Total revenues	$525,967	$574,173	$555,715	$584,769	$566,252
Property operating costs	$209,338	$222,441	$220,796	$244,090	$241,128
Depreciation and amortization	$171,251	$194,655	$202,852	$195,389	$195,175
Impairment loss on real estate assets	$—	$46,461	$33,901	$43,301	$—
General and administrative expenses	$29,713	$29,319	$27,382	$28,278	$22,128
Interest and other expense	$(61,065)	$(63,622)	$(64,477)	$(72,158)	$(67,742)
Gain on sale of real estate assets not classified as discontinued operations	$75,691	$115,874	$93,410	$129,683	$870
Income from continuing operations	$130,291	$133,549	$99,717	$131,236	$40,949
Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$1.00	$0.92	$0.69	$0.87	$0.26
Cash dividends declared per common share	$0.84	$1.34	$0.84	$0.84	$0.81
Weighted-average shares outstanding—basic (in thousands)	130,161	145,044	145,230	150,538	154,452
Weighted-average shares outstanding—diluted (in thousands)	130,636	145,380	145,635	150,880	154,585
Balance Sheet Data (at period end):
Total assets	$3,592,429	$3,999,967	$4,368,168	$4,361,511	$4,756,496
Total stockholders’ equity	$1,712,140	$1,986,489	$2,097,703	$2,123,420	$2,280,677
Outstanding debt	$1,685,472	$1,726,927	$2,020,475	$2,029,510	$2,269,922
NAREIT Funds from Operations Data (1):
GAAP net income applicable to common stock	$130,296	$133,564	$99,732	$131,304	$42,150
Depreciation and amortization	170,348	193,904	202,268	194,943	195,345
Impairment loss	—	46,461	33,901	43,301	—
Gain on sale- wholly-owned properties and unconsolidated partnerships	(75,691)	(119,557)	(93,410)	(129,682)	(963)
NAREIT Funds From Operations applicable to common stock (1)	$224,953	$254,372	$242,491	$239,866	$236,532
Acquisition costs	—	6	976	919	560
Loss on extinguishment of debt	1,680	—	—	38	—
Net loss/(recoveries) of casualty loss and litigation settlements	—	—	(34)	278	(6,992)
Core Funds From Operations applicable to common stock (1)	$226,633	$254,378	$243,433	$241,101	$230,100
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,083	2,496	2,610	2,547	2,632
Depreciation of non real estate assets	813	809	841	755	508
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(21,595)	(28,067)	(26,609)	(20,305)	(33,848)
Stock-based and other non-cash compensation	7,528	6,139	5,620	7,090	3,975
Acquisition costs	—	(6)	(976)	(919)	(560)
Non-incremental capital expenditures	(44,004)	(35,437)	(35,568)	(44,136)	(84,630)
Adjusted Funds From Operations applicable to common stock (1)	$171,458	$200,312	$189,351	$186,133	$118,177

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6, Selected Financial Data, above and our audited consolidated financial statements and notes thereto as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Liquidity and Capital Resources

Over the last several years, we have actively managed the composition of our portfolio to further concentrate our holdings in selected sub-markets within our eight core markets. During 2018, we substantively completed this strategy by disposing of 15 properties, 14 in a portfolio sale in January and one in November. We used the net sales proceeds from these dispositions to repay debt, to repurchase shares of our common stock pursuant to our stock repurchase plan, and to selectively acquire three assets in our core markets.

We intend to use cash flows generated from the operation of our properties, proceeds from additional selective property dispositions, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. As of the filing date, we have $258.0 million of unused capacity under our line of credit. When necessary, we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2018 and 2017, we incurred the following types of capital expenditures (in thousands):

	December 31, 2018	December 31, 2017
Capital expenditures for new development	$78	$6,490
Capital expenditures for redevelopment/ renovations	9,892	2,113
Capital expenditures previously credited as part of property acquisition	—	10,340
Other capital expenditures, including building and tenant improvements	62,135	60,888
Total capital expenditures (1)	$72,105	$79,831

(1)
Of the total amounts paid, approximately $2.0 million and $0.3 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2018 and 2017, respectively.

"Capital expenditures for new development" relate to new office development projects. During the two years ended December 31, 2018, such expenditures primarily related to the construction of 500 TownPark, our now complete, approximately 134,000 square foot, 100% leased, four-story office building located adjacent to our existing 400 TownPark building in Lake Mary, Florida.

"Capital expenditures for redevelopment/renovations" during the year ended December 31, 2018 primarily related to a redevelopment project to upgrade common areas, as well as amenities and parking, at our Two Pierce Place building in Itasca, Illinois. Expenditures during the year ended December 31, 2017 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from governmental use into Class A private sector office space, as well as work begun on the Two Pierce Place project mentioned previously.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

We classify our tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of December 31, 2018, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio totaled approximately $45.6 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $32.6 million as of December 31, 2018.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays. For example, for leases executed during the year ended December 31, 2018 and 2017, we committed to spend approximately $5.64 and $4.65 per square foot per year of lease term, respectively, for tenant improvement allowances and lease commissions (net of expiring lease commitments). The increase is primarily due to two significant leases signed during 2018 in our Houston and Washington, D.C. portfolios. In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. In particular, we are currently in the advanced stages of negotiating the renewal of the lease of our largest tenant, New York State, which expires during 2019 and anticipate expending significant capital for market-based tenant improvement allowances and leasing commissions over the next 3-4 years associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Further, we may continue to use capital resources to repurchase additional shares of our common stock under our stock repurchase program. As of December 31, 2018, we had approximately $86.6 million of board-authorized capacity remaining for future stock repurchases. Finally, although we currently have no scheduled debt maturities until the third quarter of 2021, on a longer term basis we expect to use capital to repay debt obligations when they become due.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations (2018 vs. 2017)

Overview

Net income per diluted share applicable to common stockholders increased from $0.92 for the year ended December 31, 2017 to $1.00 for the year ended December 31, 2018. The year ended December 31, 2018 included approximately $0.58 per diluted share, of gains on sales, whereas the prior year included approximately $0.48 per diluted share, of gains on sales net of an impairment loss. The current year results also reflect the positive impact of higher overall occupancy in the portfolio throughout the year ended December 31, 2018 as compared with the previous year as well as a 14.7 million share decrease in our weighted average shares outstanding as a result of stock repurchases made pursuant to our stock repurchase program during the twelve months ended December 31, 2018.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2018 vs. the year ended December 31, 2017

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2018 and 2017, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2018	% of Revenues	December 31, 2017	% of Revenues	Variance
Revenue:
Rental income	$411.7		$455.1		$(43.4)
Tenant reimbursements	92.7		98.2		(5.5)
Property management fee revenue	1.5		1.7		(0.2)
Other property related income	20.1		19.2		0.9
Total revenues	526.0	100%	574.2	100%	(48.2)
Expense:
Property operating costs	209.3	40%	222.4	39%	(13.1)
Depreciation	108.0	20%	119.3	21%	(11.3)
Amortization	63.3	12%	75.4	13%	(12.1)
Impairment losses on real estate assets	—	—%	46.5	8%	(46.5)
General and administrative	29.7	6%	29.3	5%	0.4
	115.7	22%	81.3	14%	34.4
Other income (expense):
Interest expense	(61.0)	12%	(68.1)	12%	7.1
Other income	1.6	—%	0.6	—%	1.0
Equity in income of unconsolidated joint ventures	—	—%	3.8	1%	(3.8)
Loss on extinguishment of debt	(1.7)	—%	—	—%	(1.7)
Gain on sale of real estate assets	75.7	15%	115.9	20%	(40.2)
Net income	$130.3	25%	$133.5	23%	$(3.2)

Revenue

Rental income decreased approximately $43.4 million for the year ended December 31, 2018 as compared to the same period in the prior year. Substantially all of the decrease is attributable to net property disposition activity subsequent to January 1, 2017. In addition, rental income includes the amortization of approximately $3.0 million and $3.4 million of termination income for the years ended December 31, 2018 and 2017, respectively.

Tenant reimbursements decreased approximately $5.5 million for the year ended December 31, 2018 as compared to the same period in the prior year. Net disposition activity subsequent to January 1, 2017 contributed approximately $10.2 million to the decrease; however, this variance was partially offset due to the expiration of abatements and an increase in recoverable operating expenses at certain of our existing properties due to an increase in overall occupancy.

Expense

Property operating costs decreased approximately $13.1 million for the year ended December 31, 2018 as compared to the same period in the prior year. Approximately $21.4 million of the decrease was due to net disposition activity subsequent to January 1, 2017; however, this variance was partially offset by higher recoverable utility, administrative, property tax, and repairs and maintenance costs at certain of our existing properties due to increased overall occupancy.

Depreciation expense decreased approximately $11.3 million for the year ended December 31, 2018 compared to the same period in the prior year. Approximately $15.0 million of the decrease was attributable to net disposition activity subsequent to January 1, 2017; however, this decrease was partially offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2017.

Amortization expense decreased approximately $12.1 million for the year ended December 31, 2018 compared to the same period in the prior year. The decrease is primarily attributable to net disposition activity and to certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2017.

During the year ended December 31, 2017, we recognized a non-recurring impairment charge totaling approximately $46.5 million related to certain properties included in a sale of 14 non-core assets, which were sold in January 2018 (see Note 7 and Note 12 to the accompanying consolidated financial statements for more details).

Other Income (Expense)

Interest expense decreased approximately $7.1 million for the year ended December 31, 2018 as compared to the same period in the prior year. The decrease is primarily attributable to lower average debt outstanding in the current year, specifically due to the repayments of two of our unsecured term loans totaling $470 million in January 2018 and the repayment of $140 million of secured debt on our 1201 and 1225 Eye Street buildings in Washington, D.C. in August 2017. These repayments were offset partially by a new $250 million, seven-year term loan obtained in March 2018.

Other income increased approximately $1.0 million for the year ended December 31, 2018 as compared to the same period in the prior year due to the sale of solar renewable energy certificates to a third-party, as well as interest and fee income for the administration of certain debt instruments.

Equity in income of unconsolidated joint ventures decreased approximately $3.8 million for the year ended December 31, 2018 as compared to the same period in the prior year. The decrease is due to the sale of our last unconsolidated joint venture property in 2017.

The loss on extinguishment of debt is associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss includes the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets during the year ended December 31, 2018 represents the gain recognized on the sale of the 800 North Brand Boulevard building in Glendale, California in November 2018, as well as certain assets included in a sale of 14 non-core assets that closed in January 2018. During the year ended December 31, 2017, gain on sale of real estate assets was comprised of the sale of the Sarasota Commerce Center II building in Sarasota, Florida and the Two Independence Square building in Washington, D.C.

Results of Operations (2017 vs. 2016)

Overview

Net income per diluted share applicable to common stockholders increased from $0.69 for the year ended December 31, 2016 to $0.92 for the year ended December 31, 2017 due to increased gains on sales of real estate assets, net of impairment losses, in 2017 as compared to 2016 as well as increased rental income during the year ended December 31, 2017 as compared to 2016 as a result of increased occupancy due to new leases commencing during 2016 and 2017 across our portfolio.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2017 vs. the year ended December 31, 2016

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2017 and 2016, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2017	% of Revenues	December 31, 2016	% of Revenues	Variance
Revenue:
Rental income	$455.1		$439.9		$15.2
Tenant reimbursements	98.2		94.9		3.3
Property management fee revenue	1.7		1.9		(0.2)
Other property related revenue	19.2		19.0		0.2
Total revenues	574.2	100%	555.7	100%	18.5
Expense:
Property operating costs	222.4	39%	220.8	40%	1.6
Depreciation	119.3	21%	127.7	23%	(8.4)
Amortization	75.4	13%	75.1	13%	0.3
Impairment loss on real estate assets	46.5	8%	33.9	6%	12.6
General and administrative expense	29.3	5%	27.4	5%	1.9
	81.3	14%	70.8	13%	10.5
Other income (expense):
Interest expense	(68.1)	12%	(64.9)	12%	(3.2)
Other income	0.6	—%	—	—%	0.6
Equity in income of unconsolidated joint ventures	3.8	1%	0.4	—%	3.4
Gain on sale of real estate assets, net	115.9	20%	93.4	17%	22.5
Net income	$133.5	23%	$99.7	18%	$33.8

Revenue

Rental income increased approximately $15.2 million for the year ended December 31, 2017 as compared to the same period in the prior year. The increase is primarily attributable to new leases commencing during 2016 and 2017 across our portfolio, partially offset by net property sales activity since January 1, 2016. In addition, rental income includes the amortization of approximately $3.4 million and $2.6 million of termination income for the years ended December 31, 2017 and 2016, respectively.

Tenant reimbursements increased approximately $3.3 million for the year ended December 31, 2017 as compared to the same period in the prior year. The variance was primarily attributable to increased average economic occupancy and the resulting increase in recoverable operating expenses. In addition, tenant reimbursements for the year ended December 31, 2017 include the non-recurring settlement receipt of approximately $0.6 million of prior period reimbursements as a result of a favorable court ruling related to a tenant dispute.

Expense

Property operating costs increased approximately $1.6 million for the year ended December 31, 2017 as compared to the same period in the prior year, primarily due to increased average occupancy and the resulting increase in operating expenses, namely utilities and property tax expense of approximately $2.5 million. This increase was partially offset by a decrease in operating expenses of $0.9 million across our portfolio of properties as compared to the prior period.

Depreciation expense decreased approximately $8.4 million for the year ended December 31, 2017 compared to the same period in the prior year due primarily to the sale of the 606,000 square foot, Two Independence Square building in July 2017.

During the year ended December 31, 2017, we recognized a non-recurring impairment charge related to certain properties included in a sale of 14 non-core properties totaling approximately $46.5 million, which closed in January 2018. During the year ended December 31, 2016,  we recognized non-recurring impairment charges related to our 150 West Jefferson building located in Detroit, Michigan, and our 9200, 9211, and 9221 Corporate Boulevard buildings located in Rockville, Maryland totaling approximately $33.9 million (see Note 7 for details).

General and administrative expenses increased approximately $1.9 million for the year ended December 31, 2017 compared to the same period in the prior year primarily due to increased accruals for potential performance-based stock compensation.

Other Income (Expense)

Interest expense increased approximately $3.2 million for the year ended December 31, 2017 as compared to the same period in the prior year. Approximately $4.4 million of the increase is due to placing our development projects into service in 2017, which caused associated interest to be expensed rather than be capitalized as part of the development. This increase is offset by lower net interest resulting from repayments of debt during 2017, specifically the $140 million of secured debt on our 1201 and 1225 Eye Street buildings.

Equity in income of unconsolidated joint ventures increased approximately $3.4 million for the year ended December 31, 2017 as compared to the same period in the prior year. The increase is primarily due to the recognition of our portion of the gain on the sale of our last unconsolidated joint venture property.

Gain on sale of real estate assets during the year ended December 31, 2017 represents the gain recognized on the sale of the Sarasota Commerce Center II building and the Two Independence Square building. During the year ended December 31, 2016, gain on sale of real estate assets is comprised of the following sold properties: 1055 East Colorado Boulevard in Pasadena, California; Fairway Center II in Brea, California; 1901 Main Street in Irvine, California; 9221 Corporate Boulevard; 150 West Jefferson; 9200 and 9211 Corporate Boulevard; 11695 Johns Creek Parkway in Johns Creek, Georgia, and Braker Pointe III in Austin, Texas.

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

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and acquisition-related costs and then adding back non-cash items including: non-real estate depreciation, straight-line rent adjustments and fair value lease adjustments, non-cash components of interest expense and compensation expense, and by making similar adjustments for unconsolidated joint ventures. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to that of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2018	Per Share (1)	2017	Per Share(1)	2016	Per Share(1)
GAAP net income applicable to common stock	$130,296	$1.00	$133,564	$0.92	$99,732	$0.69
Depreciation of real assets (2)	107,113	0.82	118,577	0.82	127,129	0.87
Amortization of lease-related costs (2)	63,235	0.48	75,327	0.52	75,139	0.52
Impairment loss on real estate assets	—	—	46,461	0.32	33,901	0.23
Gain on sale- wholly-owned properties	(75,691)	(0.58)	(115,874)	(0.80)	(93,410)	(0.64)
Gain on sale- unconsolidated partnerships	—	—	(3,683)	(0.03)	—	—
NAREIT Funds From Operations applicable to common stock	$224,953	$1.72	$254,372	$1.75	$242,491	$1.67
Adjustments:
Acquisition costs	—	—	6	—	976	—
Loss on extinguishment of debt	1,680	0.01	—	—	—	—
Net recoveries from casualty events	—	—	—	—	(34)	—
Core Funds From Operations applicable to common stock	$226,633	$1.73	$254,378	$1.75	$243,433	$1.67
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Unsecured Senior Notes	2,083		2,496		2,610
Depreciation of non real estate assets	813		809		841
Straight-line effects of lease revenue (2)	(13,980)		(21,492)		(21,544)
Stock-based and other non-cash compensation	7,528		6,139		5,620
Net effect of amortization of below-market in-place lease intangibles	(7,615)		(6,575)		(5,065)
Acquisition costs	—		(6)		(976)
Non-incremental capital expenditures (3)	(44,004)		(35,437)		(35,568)
Adjusted Funds From Operations applicable to common stock	$171,458		$200,312		$189,351
Weighted-average shares outstanding – diluted	130,636		145,380		145,635

(1)	Based on weighted-average shares outstanding—diluted.

(2)	Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.

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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and removing any impairment losses, gains or losses from sales of any property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we adjust for general and administrative expense, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the years ended December 31, 2018 and December 31, 2017, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net income applicable to Piedmont (GAAP basis)	$130,296	$133,564	$130,296	$133,564

Net income applicable to noncontrolling interest	(5)	(15)	(5)	(15)
Interest expense	61,023	68,124	61,023	68,124
Loss on extinguishment of debt	1,680	—	1,680	—
Depreciation (1)	107,927	119,386	107,927	119,386
Amortization (1)	63,235	75,327	63,235	75,327
Acquisition costs	—	6	—	6
Impairment loss on real estate assets (1)	—	46,461	—	46,461
Gain on sale of real estate assets, net (1)	(75,691)	(119,557)	(75,691)	(119,557)
General & administrative expenses(1)	29,713	29,374	29,713	29,374
Management fee revenue	(712)	(922)	(712)	(922)
Other income(1)	(418)	(303)	(418)	(303)
Straight-line rent effects of lease revenue(1)	(13,980)	(21,492)
Amortization of lease-related intangibles(1)	(7,615)	(6,575)

Property NOI	$295,453	$323,378	$317,048	$351,445

Net operating income from:
Acquisitions(2)	(4,718)	(23)	(5,993)	(27)
Dispositions(3)	(13,841)	(58,177)	(11,396)	(54,650)
Other investments(4)	(3,730)	(8,718)	(4,021)	(9,418)

Same Store NOI	$273,164	$256,460	$295,638	$287,350

Change period over period in Same Store NOI	6.5%	N/A	2.9%	N/A

(1)	Includes amounts attributable to consolidated properties and our proportionate share of amounts attributable to unconsolidated joint ventures.

(2)
Acquisitions consist of Norman Pointe I in Bloomington, Minnesota, purchased on December 28, 2017; 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; and 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018.

(3)
Dispositions consist of Sarasota Commerce Center II in Sarasota, Florida, sold on June 16, 2017; Two Independence Square in Washington, D.C., sold on July 5, 2017; a 14-property portfolio sold on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I and II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee); and 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018.

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

Overview

Our portfolio is a diverse geographical portfolio primarily located in select sub-markets within eight major office markets located in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of December 31, 2018, our average lease was approximately 19,000 square feet with approximately seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

As of December 31, 2018, our in-service portfolio of 54 office properties was 93.3% leased, up from 89.7% leased as of December 31, 2017, and scheduled lease expirations for the portfolio as a whole for the year ended December 31, 2019 are 12.9% of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, net of any renewals, such activity would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity and existing properties placed in or taken out of service for redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2018, we had approximately 465,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 667,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. Given our geographically diverse portfolio and the magnitude of some of our tenant's leased square footage, rent roll ups and roll downs can fluctuate widely on a building-by-building and year-over-year basis. For the portfolio in general during the year ended December 31, 2018, we experienced a 2.4% and 9.1% roll up in our cash and accrual rents, respectively, from new leases and renewals for space that was vacant one year or less. In particular, leases representing 12.9% of our ALR are scheduled to expire during 2019. Of the leases scheduled to expire in 2019, approximately 40% of the corresponding ALR relates to the State of New York lease (totaling 481,000 square feet) at our 60 Broad Street building, located in New York City, New York, which is scheduled to expire during first quarter of 2019. We are currently in advanced stages of the lease renewal process with this tenant and the anticipated outcome is a lease renewal with a slight roll down in starting cash rents and increased GAAP-based rents with a modest square footage contraction.

Same Store NOI increased 6.5% and 2.9% on a cash and accrual basis, respectively, during the year ended December 31, 2018, as compared to the same period in the prior year. In addition to general increases in occupancy levels and improved rental rates, Same Store NOI (cash basis) was favorably impacted by the expiration of several large lease abatements at certain properties and Same Store NOI (accrual basis) was favorably impacted by the commencement of several large leases throughout the portfolio. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat POH, a wholly-owned subsidiary of Piedmont, as a taxable REIT subsidiary. POH performs non-customary services for tenants of buildings that we own, including solar power generation and real estate and non-real estate related-services. Any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. However, due to the long-term nature of the leases, the leases may not readjust their reimbursement rates frequently enough to fully cover inflation.

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity, and do not currently have any off-balance sheet arrangements. For further information regarding our commitments under operating lease obligations, see the notes of our accompanying consolidated financial statements, as well as the table found in Contractual Obligations below.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, we assess whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair value, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, we adjust such assets to the respective estimated fair values and recognize an impairment loss.

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

Rental Revenue Recognition

Rental income for office properties is our principal source of revenue. The timing of rental revenue recognition is largely dependent on our conclusion as to whether we, or our tenant, are the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as our asset are substantially complete and our landlord obligation has been materially satisfied. When we conclude that our tenant is the owner of certain tenant improvements, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease, and the recognition of rental revenue begins when the tenant takes possession of or controls the space.

The determination of whether we, or our tenant, are the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform an evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

•	whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements;

•
whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements;

•	whether the tenant improvements are unique to the tenant or reusable by other tenants;

•
whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value; and

•	whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term.

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises.

Consequently, our determination as to whether we, or our tenant, are the owner of tenant improvements for accounting purposes has a significant impact on both the amount and timing of rental revenue that we record related to tenant-funded tenant improvements.

Accounting Pronouncements Adopted during the Year Ended December 31, 2018

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") which changed the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process.

Our revenues which are included in the scope of ASC 606 include our property management fee revenue, the majority of our parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside our buildings. Lease contracts are specifically excluded from ASC 606 and, we intend to utilize a leasing practical expedient (see further discussion below) to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of our non-lease related revenue already followed the prescribed method of ASC 606, we were able to effectively adopt ASC 606 on a full retrospective basis, with no impact to the historical timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in our accompanying consolidated statements of income. Further, for comparative purposes, we reclassified approximately $19.2 million and $19.0 million for the years ended December 31, 2017 and 2016, respectively, of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue. We did not elect to adopt any practical expedients provided by ASC 606.

Gain/(loss) on Sale of Real Estate Assets

On January 1, 2018, we adopted Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") concurrently with ASC 606 mentioned above. We elected to apply the amendments of ASU 2017-05 on a full retrospective basis; however, there were no adjustments to previously recorded gains/(losses) on sale of real estate as a result of the transition.

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, we adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10),

Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by us are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, we have made a cumulative-effect adjustment to our consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income to cumulative distributions in excess of earnings, and have recorded changes in fair value in net income for the year ended December 31, 2018 related to these investment securities.

Interest Rate Derivatives

On January 1, 2018, we early adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12").We adopted ASU 2017-12 using the modified retrospective transition method; however, no adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on our existing interest rate swaps as of December 31, 2017, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 5 to our accompanying consolidated financial statements.

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

Additionally, the FASB has subsequently issued a number of clarifying and technical corrections to ASU 2016-02 through several Accounting Standards Updates ("ASU") as follows:

ASU	Title	Summary	Anticipated Impact on Our Consolidated Financial Statements Based on Management’s Assessment to Date
ASU 2018-01	Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842
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
No material impact.

ASU 2018-10	Codification Improvements to Topic 842, Leases	Clarifications and technical corrections to ASU 2016-02.	No material impact.

ASU 2018-11	Leases (Topic 842) Targeted Improvements
Allows certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of the lease provided certain criteria are met under an optional practical expedient.
All of our operating expense reimbursements qualify to be accounted for as a part of the underlying lease.

ASU 2018-20	Leases (Topic 842) Narrow-Scope Improvements for Lessors
Allows lessors to exclude sales taxes collected from lessees from revenue; also stipulates certain requirements related to variable consideration; and also requires the lessor to allocate, rather than recognize, certain variable payments to lease and non-lease components when changes to the facts and circumstances of the basis of the payments occurs.
No material impact.

In addition to the practical expedients mentioned above, as part of ASU 2018-01 and ASU 2018-11, we intend to adopt the other following practical expedients and transition amendments collectively allowed by the FASB relative to the new guidance for lease accounting:

•
a package of practical expedients, applied together, which do not require the reassessment of (1) any expired or existing contracts to determine if they contain a lease; (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases;

•
the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), which effectively allows for an initial adoption of ASC 842 (the new leasing guidance) on January 1, 2019.

Other than recording an immaterial right-to-use asset and offsetting lease liability under lessee accounting on our balance sheet of approximately $0.3 million, and no longer capitalizing internal direct payroll costs associated with negotiating and executing leases (only accounting for approximately $0.3 million for the year ended December 31, 2018), the adoption of ASU 2016-02 on January 1, 2019 did not have any material impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update No. 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. The amendments supersede previous guidance on accounting for share-based payments to non-employees codified in the FASB's Accounting Standards Codification ("ASC") 505-50. ASU 2018-07 is effective in the first quarter of 2019, with early adoption permitted at any time provided that the entity has already adopted the provisions of ASC 606. The adoption of ASU 2018-07 did not have any material impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. Additionally, the FASB issued Accounting Standards Update No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses which is effective concurrently, with ASU 2016-13, and excludes receivable arising from operating leases from the scope of ASU 2016-13. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the potential impact of adoption; however, substantially all of our receivables are operating lease receivables and as such, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2018, other than a consulting agreement with our former Chief Investment Officer ("CIO"), Raymond L. Owens. Mr. Owens retired effective June 30, 2017, but will remain a consultant for us until June 30, 2020 and will earn $18,500 per month. During the year ended December 31, 2018, we incurred approximately $277,578 related to this consulting agreement.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-term debt (1) (2)	$1,694,706	$932	$328,774	(3)	$715,000	(4)	$650,000	(5)

(1)
Amounts include principal payments only and balances outstanding as of December 31, 2018, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $63.1 million during the year ended December 31, 2018, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 of our accompanying consolidated financial statements.

(2)
Piedmont does not have any ground leases, nor does Piedmont have any material obligations as lessee under operating lease agreements as of December 31, 2018. See Note 8 to our accompanying consolidated financial statements for amounts committed to tenants for improvements, the timing of which may fluctuate.

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

(4)
Includes the balance outstanding as of December 31, 2018 of the $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.

(5)
Includes the $250 Million Unsecured 2018 Term Loan, which has a stated variable rate; however, we entered into $100 million in notional amount of seven-year interest rate swap agreements and $50 million in notional amount of two-year interest rate swap agreements, resulting in an effectively fixed interest rate on $150 million of the term loan at 4.11% through March 29, 2020 and on $100 million of the term loan at 4.21% from March 30, 2020 through the loan's maturity date of March 31, 2025, assuming no change in our credit rating. As such, we estimate incurring, exclusive of changes to our credit rating, approximately $6.2 million per annum in total hedged interest (comprised of combination of variable contractual rate and settlements under interest rate swap agreements) through March 2020, and $4.2 million per annum in total hedged interest from March 2020 through March 2025. For the portion of the $250 Million Unsecured 2018 Term Loan that continues to have a variable interest rate, we may select from multiple interest rate options, including the prime rate and various length LIBOR locks. All LIBOR selections are subject to an additional spread (1.60% as of December 31, 2018) over the selected interest rate based on our then current credit rating.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021 (see Item 1A. Risk Factors for further discussion of the risks associated with LIBOR). Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2018 Line of Credit and $100 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2018, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2019	2020	2021		2022		2023	Thereafter		Total
Maturing debt:
Variable rate repayments	$—	$—	$—		$205,000	(3)	$—	$100,000	(4)	$305,000
Variable rate average interest rate (1)	—%	—%	—%		3.35%		—%	4.12%		3.60%
Fixed rate repayments	$932	$1,072	$327,702	(2)	$160,000		$350,000	$550,000	(4)	$1,389,706
Fixed rate average interest rate (1)	5.55%	5.55%	3.40%		3.48%		3.40%	4.36%		3.79%

(1)	See Note 4 to our accompanying consolidated financial statements for further details on our debt structure.

(2)
Includes the Amended and Restated $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.20% through January 15, 2020.

(3)
Includes the balance of our $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.

(4)
During the year ended December 31, 2018, Piedmont entered into a $250 million unsecured term loan facility (the “$250 Million Unsecured 2018 Term Loan”) with a consortium of lenders. The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 2020 leaving the remaining $100 million principal at the variable rate. Fixed rate payments also includes $400 million of Unsecured Senior Notes.

As of December 31, 2017, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2018		2019		2020		2021	2022	Thereafter	Total
Maturing debt:
Variable rate repayments	$170,000	(2)	$23,000	(3)	$—		$—	$—	$—	$193,000
Variable rate average interest rate (1)	2.54%		2.57%		—%		—%	—%	—%	2.54%
Fixed rate repayments	$882		$301,014	(4)	$301,072	(5)	$27,702	$160,000	$750,000	$1,540,670
Fixed rate average interest rate (1)	5.55%		2.79%		3.36%		5.55%	3.48%	3.96%	3.59%

(1)	See Note 4 to our accompanying consolidated financial statements for further details on our debt structure.

(2)	Includes the balance of the $170 Million Unsecured 2015 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(3)
Includes the balance on our $500 Million Unsecured 2015 Line of Credit which was repaid on September 28, 2018, and the balance was transferred to the $500 Million Unsecured 2018 Line of Credit. The $500 Million Unsecured 2018 Line of Credit has a maturity of September 30, 2022. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.

(4)	Includes the balance of the $300 Million Unsecured 2013 Term Loan as of December 31, 2017; however, on January 4, 2018, Piedmont fully repaid the balance of this facility without penalty.

(5)
The amount includes the $300 Million Unsecured 2011 Term Loan which was Amended and Restated on September 28, 2018, amending, among other things, the maturity date from January 2020 to November 30, 2021. The Amended and Restated $300 Million Unsecured 2011 Term Loan has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.20% through January 15, 2020.

As of December 31, 2018 and December 31, 2017, the estimated fair value of our debt above was approximately $1.7 billion and $1.8 billion, respectively. Our interest rate swap agreements in place at December 31, 2018 and December 31, 2017 carried a notional amount totaling $450 million and $600 million, respectively, with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30% and 1.89%, respectively.

As of December 31, 2018, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.79% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of December 31, 2018, we had $205 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating) or the prime rate, at our discretion, resulting in an total interest rate of 3.35%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of December 31, 2018, results in a total interest rate of 4.12%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of December 31, 2018 would increase interest expense approximately $3.1 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2018 or 2017.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2018. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2018, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2019

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at http://www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of February, 2019.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ DONALD A. MILLER, CFA
Donald A. Miller, CFA
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 20, 2019
Frank C. McDowell

/s/ WESLEY E. CANTRELL	Director	February 20, 2019
Wesley E. Cantrell

/s/ BARBARA B. LANG	Director	February 20, 2019
Barbara B. Lang

/s/ RAYMOND G. MILNES, JR.	Director	February 20, 2019
Raymond G. Milnes, Jr.

/s/ JEFFREY L. SWOPE	Director	February 20, 2019
Jeffrey L. Swope

/s/ DALE H. TAYSOM	Director	February 20, 2019
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 20, 2019
Kelly H. Barrett

/s/ DONALD A. MILLER, CFA	Chief Executive Officer and Director	February 20, 2019
Donald A. Miller, CFA	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 20, 2019
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 20, 2019
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2018 FORM 10-K
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

3.4
Articles Supplementary to the Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc., as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 14, 2016)

3.5
Articles of Amendment to the Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc., as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 23, 2018)

3.6	Amended and Restated Bylaws of Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 9, 2017)

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

4.5	Form of 4.450% Senior Notes due 2024 (included in Exhibit 4.2 hereto)

10.1
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.2
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.3
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.4
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.5*
Long-Term Incentive Program (as amended and restated effective April 27, 2016) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed on August 3, 2016)

10.6*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.7*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.8*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.9*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective May 18, 2007 (incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 7, 2007)

10.10*
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

10.15*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.16*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.17*
Consulting Agreement, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.18*
Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.19
Amended and Restated Term Loan Agreement Dated as Of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2018)

10.20
Term Loan Agreement, dated as of December 18, 2013, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Joint Book Runners and Joint Lead Arrangers, U.S. Bank, N.A., as Agent, SunTrust Bank as Syndication Agent, the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 19, 2013)

10.21
Term Loan Agreement, dated as of March 27, 2015, among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JP Morgan Securities, LLC, U.S. Bank National Association and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers; JPMorgan Chase Bank, as Agent; U.S. Bank National Association, as Syndication Agent; SunTrust Bank, as Documentation Agent; and the financial institutions initially signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015)

10.22
Loan Agreement dated as of June 23, 2015 between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.23
First Amendment to the Loan Agreement between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018)

10.24	Open-End Mortgage and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.25*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.26*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.27*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.28
Term Loan Agreement, dated as of March 29, 2018, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2018)

10.29
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.30
Revolving Credit Agreement Dated as of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, U.S. Bank National Association and PNC Bank, National Association, as Syndication Agents, Bank Of America, N.A., BMO Harris Bank, N.A., Branch Banking and Trust Company, Morgan Stanley Senior Funding, Inc., TD Bank, N.A., The Bank Of Nova Scotia and Wells Fargo Bank, N.A. as Documentation Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 2, 2018)

10.31*	Employment Agreement dated January 1, 2019, by and between the Company and Christopher Kollme

21.1	List of Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*    Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Piedmont Office Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2017 and 2016 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Piedmont Office Realty Trust, Inc. at December 31, 2017, and the results of its operations and its cash flows for years ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

February 21, 2018, except for the reclassifications discussed in Note 2 under Reclassifications and Accounting Pronouncements Adopted during the Year Ended December 31, 2018, specifically Revenue Recognition and Gain/(Loss) on Sale of Real Estate Assets and Assets Held for Sale at December 31, 2017 presented in Note 12, as to which the date is February 20, 2019.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$507,422	$490,625
Buildings and improvements, less accumulated depreciation of $772,093 and $683,770 as of December 31, 2018 and December 31, 2017, respectively	2,305,096	2,243,519
Intangible lease assets, less accumulated amortization of $87,391 and $99,145 as of December 31, 2018 and December 31, 2017, respectively	77,676	77,805
Construction in progress	15,848	11,344
Real estate assets held for sale, net	110,552	561,449
Total real estate assets	3,016,594	3,384,742
Investment in and amounts due from unconsolidated joint venture	—	10
Cash and cash equivalents	4,571	7,382
Tenant receivables, net of allowance for doubtful accounts of $504 and $539 as of December 31, 2018 and December 31, 2017, respectively	10,800	12,139
Straight-line rent receivables	162,589	144,469
Restricted cash and escrows	1,463	1,373
Prepaid expenses and other assets	25,356	20,778
Goodwill	98,918	98,918
Interest rate swaps	1,199	688
Deferred lease costs, less accumulated amortization of $183,611 and $180,120 as of December 31, 2018 and December 31, 2017, respectively	250,148	245,175
Other assets held for sale, net	20,791	84,293
Total assets	$3,592,429	$3,999,967
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $9,879 and $7,689 as of December 31, 2018 and December 31, 2017, respectively	$1,495,121	$1,535,311
Secured debt, net of premiums and unamortized debt issuance costs of $645 and $946 as of December 31, 2018 and December 31, 2017, respectively	190,351	191,616
Accounts payable, accrued expenses, and accrued capital expenditures	102,519	114,853
Dividends payable	26,972	101,800
Deferred income	28,779	29,582
Intangible lease liabilities, less accumulated amortization of $59,144 and $55,847 as of December 31, 2018 and December 31, 2017, respectively	35,708	38,458
Interest rate swaps	839	1,478
Other liabilities held for sale, net	—	380
Total liabilities	1,880,289	2,013,478
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2018 or December 31, 2017	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2018 or December 31, 2017	—	—
Common stock, $.01 par value; 750,000,000 shares authorized, 126,218,554 shares issued and outstanding as of December 31, 2018; and 142,358,940 shares issued and outstanding at December 31, 2017	1,262	1,424
Additional paid-in capital	3,683,186	3,677,360
Cumulative distributions in excess of earnings	(1,982,542)	(1,702,281)
Other comprehensive income	8,462	8,164
Piedmont stockholders’ equity	1,710,368	1,984,667
Noncontrolling interest	1,772	1,822
Total stockholders’ equity	1,712,140	1,986,489
Total liabilities and stockholders’ equity	$3,592,429	$3,999,967
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$411,667	$455,125	$439,918
Tenant reimbursements	92,743	98,139	94,901
Property management fee revenue	1,450	1,735	1,914
Other property related income	20,107	19,174	18,982
	525,967	574,173	555,715
Expenses:
Property operating costs	209,338	222,441	220,796
Depreciation	107,956	119,288	127,733
Amortization	63,295	75,367	75,119
Impairment loss on real estate assets	—	46,461	33,901
General and administrative	29,713	29,319	27,382
	410,302	492,876	484,931
	115,665	81,297	70,784
Other income (expense):
Interest expense	(61,023)	(68,124)	(64,860)
Other income/(expense)	1,638	657	(13)
Net recoveries from casualty events	—	—	34
Equity in income of unconsolidated joint ventures	—	3,845	362
Loss on extinguishment of debt	(1,680)	—	—
Gain on sale of real estate assets, net	75,691	115,874	93,410
	14,626	52,252	28,933
Net income	130,291	133,549	99,717
Net loss applicable to noncontrolling interest	5	15	15
Net income applicable to Piedmont	$130,296	$133,564	$99,732
Per share information— basic and diluted:
Net income applicable to common stockholders	$1.00	$0.92	$0.69
Weighted-average shares outstanding—basic	130,161,202	145,043,503	145,230,382
Weighted-average shares outstanding—diluted	130,635,650	145,379,994	145,634,953
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018		2017		2016

Net income applicable to Piedmont		$130,296		$133,564		$99,732
Other comprehensive income:
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	692		2,479		(4,126)
Plus: Reclassification of net (gain)/loss included in net income (See Note 5)	(300)		3,502		4,548
Gain on investment in available for sale securities	—		79		21
Other comprehensive income		392		6,060		443
Comprehensive income applicable to Piedmont		$130,688		$139,624		$100,175

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	145,512	$1,455	$3,669,977	$(1,550,698)	$1,661	$1,025	$2,123,420
Share repurchases as part of announced plan	(462)	(5)	—	(7,938)	—	—	(7,943)
Offering costs	—	—	(342)	—	—	—	(342)
Noncontrolling interest in consolidated joint venture	—	—	—	—	—	888	888
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(173)	(121,959)	—	(16)	(122,148)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	185	2	3,666	—	—	—	3,668
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	99,732	—	—	99,732
Other comprehensive income	—	—	—	—	443	—	443
Balance, December 31, 2016	145,235	1,452	3,673,128	(1,580,863)	2,104	1,882	2,097,703
Share repurchases as part of an announced plan	(3,133)	(31)	—	(61,719)	—	—	(61,750)
Offering costs	—	—	(182)	—	—	—	(182)
Dividends to common stockholders ($1.34 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(233)	(193,263)	—	(45)	(193,541)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	257	3	4,647	—	—	—	4,650
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	133,564	—	—	133,564
Other comprehensive income	—	—	—	—	6,060	—	6,060
Balance, December 31, 2017	142,359	1,424	3,677,360	(1,702,281)	8,164	1,822	1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(16,495)	(165)	—	(301,513)	—	—	(301,678)
Offering costs	—	—	(85)	—	—	—	(85)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(82)	(109,138)	—	(45)	(109,265)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	355	3	5,993	—	—	—	5,996
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	130,296	—	—	130,296
Other comprehensive income	—	—	—	—	392	—	392
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$130,291	$133,549	$99,717
Operating distributions received from unconsolidated joint ventures	10	11	579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,956	119,288	127,733
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	(250)	1,588	1,702
Other amortization	58,330	73,944	74,373
Impairment loss on real estate assets	—	46,461	33,901
Loss on extinguishment of debt	1,665	—	—
Stock compensation expense	9,737	9,196	7,928
Equity in income of unconsolidated joint ventures	—	(3,845)	(362)
Gain on sale of real estate assets	(75,691)	(115,874)	(93,410)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables, net	(16,094)	(21,392)	(26,747)
Decrease/(increase) in prepaid expenses and other assets	(3,095)	384	1,437
Increase/(decrease) in accounts payable and accrued expenses	(9,092)	(1,521)	3,555
Increase/(decrease) in deferred income	(898)	1,016	1,441
Net cash provided by operating activities	202,869	242,805	231,847
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(151,914)	(35,262)	(349,668)
Capitalized expenditures	(72,105)	(79,831)	(110,228)
Net sale proceeds from wholly-owned properties	575,227	375,518	365,918
Net sale proceeds received from unconsolidated joint ventures	—	12,334	—
Investments in unconsolidated joint ventures	—	(1,162)	—
Note receivable issuance	(3,200)	—	—
Note receivable repayment	3,200	—	—
Deferred lease costs paid	(27,430)	(30,985)	(25,896)
Net cash provided by/(used in) investing activities	323,778	240,612	(119,874)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,040)	(132)	(264)
Proceeds from debt	977,062	180,000	695,000
Repayments of debt	(1,020,455)	(476,401)	(706,875)
Costs of issuance of common stock	(85)	(182)	(342)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,219)	(3,403)	(2,344)
Repurchases of common stock as part of announced plan	(298,538)	(60,474)	(7,943)
Dividends paid and discount on dividend reinvestments	(184,093)	(122,274)	(91,616)
Net cash used in financing activities	(529,368)	(482,866)	(114,384)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	(2,721)	551	(2,411)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	8,755	8,204	10,615
Cash, cash equivalents, and restricted cash and escrows, end of year	$6,034	$8,755	$8,204
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017, AND 2016

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

As of December 31, 2018, Piedmont owned 54 in-service office properties and one redevelopment asset, comprising approximately 487,000 square feet (unaudited). As of December 31 2018, Piedmont's 54 in-service office properties comprise approximately 16.2 million square feet (unaudited) of primarily Class A commercial office space and were approximately 93.3% leased. As of December 31, 2018, 92% of Piedmont's Annualized Lease Revenue (unaudited) was generated from select sub-markets located within eight major office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

Piedmont internally evaluates all of its real estate assets as one operating segment, and accordingly does not report segment information.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Piedmont are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors.

Piedmont owns a majority interest in four properties through three joint ventures. Two of these joint ventures, 1201 and 1225 Eye Street, NW Associates, which own the 1201 and 1225 Eye Street buildings, respectively, in Washington, D.C. are consolidated using the method prescribed in accounting for VIEs. In accordance with the guidance in Accounting Standards Codification ("ASC") 810, Consolidations, Piedmont is exempt from providing further disclosures related to its VIEs. The other joint venture, Piedmont-CNL Towers Orlando, LLC, which owns CNL Center I and II, in Orlando, Florida is an investment consolidated under the voting model. Accordingly, Piedmont’s consolidated financial statements include the accounts of 1201 Eye Street, NW Associates, LLC, 1225 Eye Street, NW Associates, LLC, and Piedmont-CNL Towers Orlando, LLC.

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

Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest while the development, or redevelopment, of a real estate asset is in progress. Approximately $1.4 million, $0.2 million, and $4.6 million of interest was capitalized for the years ended December 31, 2018, 2017, and 2016, respectively.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-5 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of either operating properties or properties under construction in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates) less estimated selling costs.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2018 and 2017, respectively, are as follows (in thousands):

	December 31, 2018	December 31, 2017
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$7,620	$11,935
In-Place Lease Valuation	$157,447	$165,015
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$241,516	$250,539
Intangible Lease Liabilities (Below-Market In-Place Leases)	$94,852	$95,620

For the years ended December 31, 2018, 2017, and 2016, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2018	2017	2016
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$48,940	$58,467	$58,150
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$7,615	$6,575	$5,066

Net intangible assets and liabilities as of December 31, 2018 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2019	$938	$20,876	$29,503	$8,273
2020	197	14,540	22,570	6,654
2021	141	12,449	19,818	6,443
2022	121	10,948	17,550	5,878
2023	97	7,370	11,774	4,367
Thereafter	64	9,935	18,952	4,093
	$1,558	$76,118	$120,167	$35,708

Weighted-Average Amortization Period (in years)	3	5	6	6

(1)	Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Investments in and Amounts Due from Unconsolidated Joint Ventures

During the year ended December 31, 2017, Piedmont sold its investment in its last remaining unconsolidated joint venture. Prior to this disposition, Piedmont had accounted for its unconsolidated joint ventures using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, net income/(loss), and "other than temporary" impairment losses, if any, attributable to such joint ventures. All income and distributions were allocated to the joint venture partners in accordance with their respective ownership interests. Any distributions were classified on the accompanying consolidated statements of cash flow using the nature of distribution approach. Any distributions of net cash from operations were classified as cash inflows from operating activities, as they were presumed to be returns on Piedmont’s investment in the joint venture. Any proceeds received as the result of a sale of an asset from an unconsolidated joint venture were considered a return of Piedmont’s investment in the joint venture and classified as cash inflows from investing activities.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. The majority of Piedmont’s cash and cash equivalents are held at major commercial banks and at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. Short-term investments consist of investments in money market accounts stated at cost, which approximates estimated fair value, and available-for-sale securities resulting from Piedmont's non-qualified deferred compensation program carried at estimated fair value.

Tenant Receivables, net and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates estimated fair value. Management assesses the collectability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Piedmont records provisions for bad debts as property operating costs in the accompanying consolidated statements of income, and recognized approximately $91,000, $350,000, and $216,000 of provisions for bad debts during the years ended December 31, 2018, 2017, and 2016, respectively.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. Piedmont internally evaluates its consolidated financial position and all of its operations as one reporting unit. If Piedmont concludes, after assessing the totality of events and circumstances during the qualitative analysis, that it is more likely than not that the goodwill balance is impaired, then Piedmont will recognize a goodwill impairment loss by the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). There were no changes in the carrying amount of Piedmont's goodwill during the year ended December 31, 2018.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2018 and 2017, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition and direct payroll costs incurred related to negotiating and executing specific leases. For the years ended December 31, 2018, 2017, and 2016, Piedmont capitalized approximately $0.3 million, $0.3 million, and $0.4 million, respectively, of such internal leasing costs.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•	Approximately $43.6 million, $50.8 million, and $50.1 million of deferred lease costs for the years ended December 31, 2018, 2017, and 2016, respectively, are included in amortization expense; and

•
Approximately $2.6 million, $4.8 million, and $3.9 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2018, 2017, and 2016, respectively, was included as an offset to rental income.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to estimated fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.5 million for each of the years ended December 31, 2018, 2017, and 2016, respectively.

Additionally, Piedmont records debt issuance premiums/discounts as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.2 million for each of the years ended December 31, 2018, 2017, and 2016, respectively.

Piedmont presents all debt issuance costs as a direct deduction from the principal amount of secured and unsecured debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2018, 2017, and 2016 of approximately $2.4 million, $2.8 million, and $2.9 million, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. During the year ended December 31, 2018, the board of directors of Piedmont re-authorized the stock repurchase program under which Piedmont may repurchase its own shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2018, Piedmont had approximately $86.6 million in remaining capacity under the program which may be used for share repurchases through February 2020.

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

Revenue Recognition

Piedmont's revenues consist of the following:

Rental income - consists of revenue from leases with Piedmont's tenants. All leases of real estate assets held by Piedmont are classified as operating leases, and the related base rental income is recognized on a straight-line basis over the terms of the respective leases. Rental income is recognized beginning on the lease commencement date, defined as when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as our asset are substantially complete.

In most lease arrangements, Piedmont finances improvements to leased space and is deemed the owner of the tenant improvements. These tenant improvements are recorded as capital assets by Piedmont and depreciated, typically over the lease term. Payments made by the tenants for tenant improvements owned by Piedmont are treated as deferred revenues, amortized into rental income over the lease term. In some instances, Piedmont may cede control of the leased space to the tenant to be responsible for improvements for the space. In such arrangements, payments made by Piedmont to its tenant are treated as lease incentives, amortized as a reduction to rental income over the lease term.

Lease termination revenues are recognized ratably as rental revenue and the corresponding deferred lease costs are amortized to expense over the revised remaining lease term after giving effect to the termination notice.

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

Property management fee revenue - consists of revenue earned by Piedmont related to operating and managing office properties owned by other third-parties. Such income is within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606") (see Accounting Pronouncements Adopted During the Year Ended December 31, 2018 below for further details). Because property management services represent a performance obligation that are satisfied over the length of the contract, not at any specific point in time, and have the same measure of transfer (time elapsed), property management fee revenue is recognized over time. Any variable consideration transferred as part of these management agreements is recognized in the quarter that the underlying cash receipts are collected, consistent with the allocation objective of allocating the transaction price in an amount that depicts the amount of consideration to which Piedmont expects to be entitled in exchange for transferring the promised service to the customer.

Other property related income - consists of all other property related income from Piedmont's customers (tenants) that is not derived from a contract meeting the definition of a lease and is therefore also within the scope of ASC 606. Examples of such income include parking revenue and income from licenses with unrelated third-parties to place antennae and/or fiber optic cables in or on Piedmont's buildings. These services also represent a performance obligation that is satisfied over the length of the contract, not at any specific point in time, and has the same measure of transfer (time elapsed); therefore, revenue related to these licenses is also recognized over time.

Gains on the sale of real estate assets, like all non-lease related revenue, are subject to a five-step model requiring that Piedmont identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue upon satisfaction of the performance obligations. In circumstances where Piedmont contracts to sell a property with material post-sale involvement, such involvement must be accounted for as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the post-sale involvement performance obligation is satisfied, the portion of the sales price allocated to it will be recognized as gain on sale of real estate assets. Property dispositions with no continuing involvement will continue to be recognized upon closing of the sale.

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component (the "Restricted Stock Award" program) and a multi-year performance share component (the "Performance Share" program). Awards granted pursuant to the Restricted Stock Award and Performance Share programs, as well as director's awards, are classified as equity awards or liability awards based on the underlying terms of the program agreement. Awards classified as equity awards are expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Forfeitures are recorded when they occur. Awards classified as liability awards are remeasured at each reporting period over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and directors in the accompanying consolidated statements of income.

Non-qualified Deferred Compensation Plan

Piedmont has a non-qualified deferred compensation plan which allows certain employees to elect to defer their receipt of compensation, including both cash and stock-based compensation, until future taxable years. Amounts deferred are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date, with changes in fair value recognized in net income. As of December 31, 2018, Piedmont held approximately $0.4 million of these trading securities. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to POH. POH does not have significant tax provisions or deferred income tax items. These operations resulted in approximately $97,000, $(13,000), and $(415,000) in income tax recoveries/(expense) for the years ended December 31, 2018, 2017, and 2016, respectively, as a component of other income/(expense) in the accompanying consolidated statements of income. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated statements of income have been reclassified to conform to the current period financial statement presentation. These amounts included: (i) the reclassification of approximately $19.2 million and $19.0 million for the years ended December 31, 2017 and 2016, respectively, of parking, antennae license and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue in conjunction with the adoption of ASC 606, as further described below; and (ii) the reclassification of $1.8 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively, of expense related to certain regional employees who are primarily engaged in the operation and management of properties that was previously included in general and administrative expense to property operating costs. Further, reclassifications also relate to properties classified as held for sale as of March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018 have been reclassified as held for sale as of December 31, 2017 for comparative purposes (see Note 12).

Accounting Pronouncements Adopted during the Year Ended December 31, 2018

Revenue Recognition

On January 1, 2018, Piedmont adopted ASC 606 which changed the criteria for the recognition of certain revenue streams to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step determination process.

Piedmont's revenues which are included in the scope of ASC 606 include its property management fee revenue, the majority of its parking revenue, as well as certain license agreements which allow third-parties to place their antennas or fiber-optic cabling on or inside Piedmont's buildings. Lease contracts are specifically excluded from ASC 606 and, Piedmont intends to utilize a leasing practical expedient (see further discussion below) to group certain non-lease components related to operating expense reimbursements with other leasing components, provided they meet certain criteria. Because the timing and pattern of transfer of Piedmont's non-lease related revenue already followed the prescribed method of ASC 606, Piedmont was able to effectively adopt ASC 606 on a full retrospective basis, with no impact to the historical timing of recognition of the related revenue; however, such non-lease revenues are now being presented as "Other property related income" in the accompanying consolidated statements of income. Further, for comparative purposes, Piedmont reclassified approximately $19.2 million and $19.0 million for the years ended December 31, 2017 and 2016, respectively, of parking, antennae license, and fiber income that was previously included in rental income into other property related income, as well as certain other miscellaneous revenue into tenant reimbursements and/or property management fee revenue. Piedmont did not elect to adopt any practical expedients provided by ASC 606.

Gain/(loss) on Sale of Real Estate Assets

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") concurrently with ASC 606 mentioned above. Piedmont elected to apply the amendments of ASU 2017-05 on a full retrospective basis; however, there were no adjustments to previously recorded gains/(losses) on sale of real estate as a result of the transition.

Equity Investments Held in Non-qualified Deferred Compensation Plan

On January 1, 2018, Piedmont adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic

825-10), Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), as well as Accounting Standards Update No. 2018-03 Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10) ("ASU 2018-03"). These amendments require equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Investments in trading securities held in a "rabbi trust" by Piedmont are the only securities affected by ASU 2016-01 and ASU 2018-03. As such, Piedmont has made a cumulative-effect adjustment to its consolidated balance sheet and consolidated statements of stockholders' equity of approximately $0.1 million from other comprehensive income ("OCI") to cumulative distributions in excess of earnings, and has recorded changes in fair value in net income for the year ended December 31, 2018 related to these investment securities.

Interest Rate Derivatives

On January 1, 2018, Piedmont early adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). Piedmont adopted ASU 2017-12 using the modified retrospective transition method; however, no adjustment was necessary to account for the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption because there was no cumulative ineffectiveness that had been recorded on Piedmont's existing interest rate swaps as of December 31, 2017, and all trades were highly effective. The amended presentation and disclosure guidance which is required to be presented prospectively is provided in Note 5.

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
No material impact.

ASU 2018-10	Codification Improvements to Topic 842, Leases	Clarifications and technical corrections to ASU 2016-02.	No material impact.

ASU 2018-11	Leases (Topic 842) Targeted Improvements
Allows certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of the lease provided certain criteria are met under an optional practical expedient.
All of Piedmont’s operating expense reimbursements qualify to be accounted for as a part of the underlying lease.

ASU 2018-20	Leases (Topic 842) Narrow-Scope Improvements for Lessors
Allows lessors to exclude sales taxes collected from lessees from revenue; also stipulates certain requirements related to variable consideration; and also requires the lessor to allocate, rather than recognize, certain variable payments to lease and non-lease components when changes to the facts and circumstances of the basis of the payments occurs.
No material impact.

In addition to the practical expedients mentioned above, as part of ASU 2018-01 and ASU 2018-11, Piedmont intends to adopt the other following practical expedients and transition amendments collectively allowed by the FASB relative to the new guidance for lease accounting:

•
a package of practical expedients, applied together, which do not require the reassessment of (1) any expired or existing contracts to determine if they contain a lease; (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases;

•
the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), which effectively allows for an initial adoption of ASC 842 (the new leasing guidance) on January 1, 2019.

Other than recording an immaterial right-to-use asset and offsetting lease liability under lessee accounting on its balance sheet of approximately $0.3 million, and no longer capitalizing internal direct payroll costs associated with negotiating and executing leases (only accounting for approximately $0.3 million for the year ended December 31, 2018), the adoption of ASU 2016-02 on January 1, 2019 did not have any material impact on Piedmont's consolidated financial statements.

The FASB has issued Accounting Standards Update No. 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. The amendments supersede previous guidance on accounting for share-based payments to non-employees codified in the FASB's Accounting Standards Codification ("ASC") 505-50. ASU 2018-07 is effective in the first quarter of 2019, with early adoption permitted at any time provided that the entity has already adopted the provisions of ASC 606. The adoption of ASU 2018-07 did not have any material impact on Piedmont's consolidated financial statements.

The FASB has issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. Additionally, the FASB issued Accounting Standards Update No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses which is effective concurrently, with ASU 2016-13, and excludes receivable arising from operating leases from the scope of ASU 2016-13. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. Piedmont is currently evaluating the potential impact of adoption; however, substantially all of Piedmont's receivables are operating lease receivables and as such, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

3.    Acquisitions

During the year ended December 31, 2018, Piedmont acquired three separately identifiable assets using proceeds available as a result of dispositions, (see Note 12) proceeds from the $500 Million Unsecured 2018 Line of Credit, and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)	Net Contractual Purchase Price (in millions)
501 West Church Street	Orlando, Florida	February 23, 2018	100%	182,461	100%	$28.0
9320 Excelsior Boulevard	Minneapolis, Minnesota	October 25, 2018	100%	267,724	100%	$48.7
25 Burlington Mall Road	Boston, Massachusetts	December 12, 2018	100%	287,776	89%	$74.0

4.    Debt

During the year ended December 31, 2018, Piedmont fully repaid the balances of the $300 Million Unsecured 2013 Term Loan and the $170 Million Unsecured 2015 Term Loan.

Additionally, during the year ended December 31, 2018, Piedmont replaced its $500 Million Unsecured 2015 Line of Credit with a new $500 Million Unsecured Line of Credit (the "$500 Million Unsecured 2018 Line of Credit"). The term of the new $500 Million Unsecured 2018 Line of Credit is four years with a maturity date of September 30, 2022, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of applicable extension fees. Under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million, to an aggregate size of $1.0 billion, provided that no existing bank has any obligation to participate in such increase. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the new facility.

The $500 Million Unsecured 2018 Line of Credit has the option to bear interest at varying levels (determined with reference to the greater of the credit rating for Piedmont or Piedmont OP) based on the London Interbank Offered Rate (“LIBOR”) or the Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus 0.9%. LIBOR loans are available with interest periods selected by Piedmont of one, two (if available), three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month. The stated interest rate spread over LIBOR can vary from 0.775% to 1.45% based upon the greater of the then current credit rating of Piedmont.

Further, during the year ended December 31, 2018, Piedmont amended and restated its $300 Million Unsecured 2011 Term Loan (the "Amended and Restated $300 Million Unsecured 2011 Term Loan") to extend its maturity date 22 months, from January 15, 2020 to November 30, 2021. The amendment also decreases the stated interest rate spread over LIBOR from a range of 0.9% to 1.90% to a range of 0.85% to 1.65%. The specific spread in effect from time to time is based upon the greater of the credit rating for Piedmont or Piedmont OP; however, as of December 31, 2018, the spread over LIBOR is 1.0%. All other material terms of the facility remain unchanged.

Finally, during the year ended December 31, 2018, Piedmont entered into a $250 million unsecured term loan facility (the “$250 Million Unsecured 2018 Term Loan”) with a consortium of lenders. The term of the $250 Million Unsecured 2018 Term Loan is seven years with a maturity date of March 31, 2025; however, Piedmont may prepay the $250 Million Unsecured 2018 Term Loan, in whole or in part, at any time after March 29, 2020 without premium or penalty. The $250 Million Unsecured 2018 Term Loan has the option to bear interest at varying levels based on either (i) LIBOR for an interest period selected by Piedmont of one, two, three, or six months, or to the extent available from all lenders in each case, one year or periods of less than one month, or (ii) Base Rate, defined as the greater of the prime rate, the federal funds rate plus 0.5%, or LIBOR for a one-month period plus 1%; plus a stated interest rate spread based on the higher credit rating level issued for either Piedmont or Piedmont OP. The stated interest rate spread over LIBOR can vary from 1.45% to 2.40% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. In conjunction with this new facility, Piedmont also entered into three interest rate swap agreements for a total notional amount of $150 million which effectively fixed $150 million of the $250 Million Unsecured 2018 Term Loan at an interest rate of approximately 4.11%.

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

As of December 31, 2018, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of December 31, 2018.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2018 and 2017, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2018	2017
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$29,706	$30,670
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						645	946
Subtotal/Weighted Average (5)	3.80%					190,351	191,616
Unsecured (Variable and Fixed)
$170 Million Unsecured 2015 Term Loan	LIBOR + 1.125%	2.54%		5/15/2018		—	170,000
$300 Million Unsecured 2013 Term Loan	LIBOR + 1.20%	2.78%	(7)	1/31/2019		—	300,000
$500 Million Unsecured 2015 Line of Credit (6)	LIBOR + 1.00%	3.17%		6/18/2019		—	23,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	3.35%		9/30/2022	(8)	205,000	—
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	3.20%	(7)	11/30/2021		300,000	300,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	4.12%	(9)	3/31/2025		250,000	—
Discounts and unamortized debt issuance costs						(9,879)	(7,689)
Subtotal/Weighted Average (5)	3.75%					1,495,121	1,535,311
Total/Weighted Average (5)	3.76%					$1,685,472	$1,726,927

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of December 31, 2018 and 2017 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of December 31, 2018.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes in Piedmont's credit rating, the rate to that shown as the effective rate through the maturity date of the interest rate swap agreements (see Note 5 for more detail).

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.

(9)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of December 31, 2018.

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2018, is provided below (in thousands):

2019	$932
2020	1,072
2021	327,702
2022	365,000	(1)
2023	350,000
Thereafter	650,000
Total	$1,694,706

(1)
Includes the balance outstanding as of December 31, 2018 on the $500 Million Unsecured 2018 Line of Credit of $205 million. However, Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2018 and 2017, for the aforementioned borrowings was approximately 3.76% and 3.48%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $63.1 million, $67.6 million, and $69.0 million during the years ended December 31, 2018, 2017, and 2016, respectively.

5.    Derivative Instruments

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

In January 2018, Piedmont repaid the $300 Million Unsecured 2013 Term Loan in advance of its maturity without penalty (see Note 4 above). In connection with this early debt prepayment, six interest rate swap agreements which were identified as cash flow hedges were also terminated, resulting in a receipt of approximately $0.8 million from Piedmont's counterparties for the settlement of the swaps. These proceeds were recorded in accumulated other comprehensive income/(loss) ("OCI") and will be amortized as an offset to interest expense in the consolidated statement of income over the original term of the terminated interest rate swaps through January 2019. In connection with this termination Piedmont also recognized a non-cash loss of approximately $1.3 million due to it becoming probable that the hedged forecasted transactions would not occur, offset by a mark-to-market gain on these cash flow hedges of approximately $0.1 million for the year ended December 31, 2018.

As of December 31, 2018, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balances of the Amended and Restated $300 Million Unsecured 2011 Term Loan through January 2020, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 75 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2018 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	3	Amended and Restated $300 Million Unsecured 2011 Term Loan	$300	11/22/2016	1/15/2020
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	100	3/29/2018	3/31/2025
Interest rate swaps	1	$250 Million Unsecured 2018 Term Loan	50	3/29/2018	3/29/2020
Total			$450

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2018 and 2017, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2018	December 31, 2017
Gross derivative assets	$1,199	$688
Gross derivative liabilities	(839)	(1,478)
Net derivative asset/(liability)	$360	$(790)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2018, 2017, and 2016, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	2018	2017	2016
Amount of gain/(loss) recognized in OCI	$692	$2,479	$(4,126)
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$1,558	$(3,502)	$(4,548)
Amount of loss recognized on derivative reclassified from OCI into Loss on Extinguishment of Debt	$(1,258)	$—	$—

Total amount of Interest Expense presented in the consolidated statements of income	$(61,023)	$(68,124)	$(64,860)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$(1,680)	$—	$—

(1)	Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of debt. (see Note 4).

Piedmont estimates that approximately $3.1 million will be reclassified from OCI as a reduction to interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2018.

See Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.3 million as of December 31, 2018. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2018 and 2017, respectively (in thousands):

	December 31, 2018			December 31, 2017
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$4,571	$4,571	Level 1	$7,382	$7,382	Level 1
Tenant receivables, net (1)	$10,800	$10,800	Level 1	$12,139	$12,139	Level 1
Restricted cash and escrows (1)	$1,463	$1,463	Level 1	$1,373	$1,373	Level 1
Interest rate swaps	$1,199	$1,199	Level 2	$688	$688	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$47,328	$47,328	Level 1	$126,429	$126,429	Level 1
Interest rate swaps	$839	$839	Level 2	$1,478	$1,478	Level 2
Debt, net	$1,685,472	$1,698,213	Level 2	$1,726,927	$1,759,905	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2018 and 2017; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2018 and 2017. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2018 and 2017, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7.    Impairment Loss on Real Estate Assets

Piedmont recorded the following impairment losses on real estate assets for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
150 West Jefferson (1)	$—	$—	$8,259
9221 Corporate Boulevard (2)	—	—	2,692
9200 and 9211 Corporate Boulevard (3)	—	—	22,950
Disposal Group of 13 Assets (4)	—	46,461	—
Total impairment loss on real estate assets (5)	$—	$46,461	$33,901

(1)
Piedmont recognized an impairment loss on real estate assets based upon the difference between the carrying value of the asset including a proportionate amount of goodwill (because the asset met the definition of a disposed "business" at the time of measurement) and the contracted sales price, less estimated selling costs.

(2)
Piedmont determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment of approximately $2.7 million during the year ended December 31, 2016 calculated as the difference between the carrying value of the asset including a proportionate amount of goodwill and the anticipated contract sales price, less estimated selling costs.

(3)
Piedmont elected to sell its remaining two assets and exit the Rockville, Maryland sub-market of Washington, D.C., after selling the 9221 Corporate Boulevard building in July 2016. Upon management's change in its hold period assumption for the assets from a long-term hold to a near-term sale, Piedmont recognized an impairment loss of approximately $23.0 million. The impairment loss was calculated as the difference between the carrying value of the asset including a proportionate amount of goodwill and the anticipated contracted sales price, less estimated selling costs.

(4)	The impairment loss was calculated as the difference between the carrying value of the asset and the anticipated contracted sales price, less estimated selling costs.

(5)
The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third party purchasers.

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of December 31, 2018, commitments related to Piedmont's existing lease portfolio to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $45.6 million , the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of December 31, 2018, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $32.6 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in the re-interpretation of language in the lease agreements which could result in the refund of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately $0.5 million, $0.3 million and $1.1 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

9.    Stock Based Compensation

Deferred Stock Awards

The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock awards to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain employees' long-term equity incentive program is split equally between the time-vested awards described above and a multi-year performance share program whereby the actual awards are contingent upon Piedmont's total stockholder return ("TSR") relative to a peer group of office REITs' TSR. The peer group is predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award. The fair values of performance-based awards are estimated using a Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2018 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2017	868,437	$21.69
Deferred Stock Awards Granted	354,236	$17.84
Increase in Estimated Potential Future Performance Share Awards, net of forfeitures	506,793	$25.20
Performance Stock Awards Vested	(161,005)	$18.47
Deferred Stock Awards Vested	(332,019)	$19.21
Deferred Stock Awards Forfeited	(8,959)	$19.77
Unvested and Potential Stock Awards as of December 31, 2018	1,227,483	$23.14

The following table provides additional information regarding stock award activity during the years ended December 31, 2018, 2017, and 2016 (in thousands except for per share data):

	2018	2017	2016
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period (per share)	$17.84	$21.38	$19.96
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$6,378	$5,899	$4,806
Share-based Liability Awards Paid During the Period (1)	$2,947	$2,877	$1,127

(1)	Amounts reflect the issuance of performance share awards related to the 2015-17, 2014-16, and 2013-15 Performance Share Plans during the years ended December 31, 2018, 2017, and 2016 respectively.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2018 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2018
January 3, 2014	Deferred Stock Award	72,969	$16.45	Of the shares granted, 20% vested or will vest on January 3, 2015, 2016, 2017, 2018, and 2019, respectively.	16,416
May 24, 2016	Deferred Stock Award	208,003	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% of the shares vest on May 24, 2017, 2018, and 2019, respectively.	60,487
May 24, 2016	Fiscal Year 2016-2018 Performance Share Program	—	$23.02	Shares awarded, if any, will vest immediately upon determination of award in 2019.	139,127	(2)
May 18, 2017	Deferred Stock Award	219,863	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	123,343
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	251,123	(2)
May 17, 2018	Deferred Stock Award-Board of Directors	31,388	$17.84	Of the shares granted, 100% will vest by May 17, 2019.	31,388
May 17, 2018	Deferred Stock Award	302,706	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	239,567
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	366,032	(2)
Total					1,227,483

(1)	Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2018.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2018. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' total stockholder return.

During the years ended December 31, 2018, 2017, and 2016, Piedmont recognized approximately $9.7 million, $9.5 million and $8.0 million of compensation expense related to stock awards, of which approximately $8.6 million, $7.7 million and $6.5 million, related to the amortization of nonvested shares, respectively. During the year ended December 31, 2018, a total of 355,055 shares were issued to employees. As of December 31, 2018, approximately $3.9 million of unrecognized compensation cost related to nonvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

10.    Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For each of the years ended December 31, 2018, 2017, and 2016, Piedmont excluded approximately 0.1 million of such anti-dilutive shares.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	2018	2017	2016
Weighted-average common shares—basic	130,161	145,044	145,230
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	475	336	405
Weighted-average common shares—diluted	130,636	145,380	145,635

Common stock issued and outstanding as of period end	126,219	142,359	145,235

11.    Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, generally they are not significant. Exposure to credit risk is limited to the extent that tenant receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2018 is presented below (in thousands):

Years ending December 31:
2019	$370,495
2020	352,541
2021	337,951
2022	324,960
2023	291,603
Thereafter	1,247,649
Total	$2,925,199

12.    Property Dispositions and Assets Held for Sale

Property Dispositions

None of Piedmont's property dispositions during the three years ended December 31, 2018 met the criteria to be reported as discontinued operations. The operational results and gain/(loss) on sale of real estate assets are presented as continuing operations in the accompanying consolidated statements of income, unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain/(Loss) on Sale of Real Estate Assets		Net Sales Proceeds
1055 East Colorado Boulevard	Pasadena, California	April 21, 2016	$29,462		$60,076
Fairway Center II	Brea, California	April 28, 2016	$14,406		$33,062
1901 Main Street	Irvine, California	May 2, 2016	$29,964		$63,149	(1)
9221 Corporate Boulevard	Rockville, Maryland	July 27, 2016	$(192)	(2)	$12,035
150 West Jefferson	Detroit, Michigan	July 29, 2016	$(664)	(2)	$77,844
9200 and 9211 Corporate Boulevard	Rockville, Maryland	September 28, 2016	$(41)	(2)	$12,519
11695 Johns Creek Parkway	Johns Creek, Georgia	December 22, 2016	$1,978		$13,827
Braker Pointe III	Austin, Texas	December 29, 2016	$18,579		$48,006
Sarasota Commerce Center II	Sarasota, Florida	June 16, 2017	$6,493		$23,090
Two Independence Square	Washington, D.C.	July 5, 2017	$109,381		$352,428
8560 Upland Drive	Denver, Colorado	July 27, 2017	$3,683		$12,334	(3)
2017 Disposition Portfolio(4)	Various(4)	January 4, 2018	$45,275		$419,644	(5)
800 North Brand Boulevard	Glendale, California	November 29, 2018	$30,416		$155,583

(1)
Piedmont accepted a secured promissory note from the buyer for $33.0 million of the sales proceeds which was subsequently repaid in full. As such, the full proceeds from the sale of the property are reflected in the accompanying consolidated statements of cash flows as net sales proceeds from the sale of wholly-owned properties.

(2)
As discussed in Note 7 above, Piedmont recognized an impairment loss prior to, or in conjunction with, the sale of the property. Therefore, loss recognized upon the consummation of the sale consists solely of adjustments made subsequent to the sale for closing cost estimates or post-closing prorations.

(3)
Property was owned as part of an unconsolidated joint venture. As such, the gain on sale is presented as equity in income/(loss) of unconsolidated joint ventures in the accompanying consolidated statement of income. Amounts shown above reflect Piedmont's approximate 72% ownership.

(4)
The 2017 Disposition Portfolio is comprised of the following properties: Desert Canyon 300 in Phoenix, Arizona; Windy Point I & II in Schaumburg, Illinois; 2300 Cabot Drive in Lisle, Illinois; 1075 West Entrance Drive in Auburn Hills, Michigan; Auburn Hills Corporate Center in Auburn Hills, Michigan; 5301 Maryland Way in Brentwood, Tennessee; Suwanee Gateway One in Suwanee, Georgia; 5601 Hiatus Road in Tamarac, Florida; Piedmont Pointe I & II in Bethesda, Maryland; 1200 Crown Colony Drive in Quincy, Massachusetts; and 2120 West End Avenue in Nashville, Tennessee.

(5)	Piedmont accepted a secured promissory note from the buyer for $3.2 million which was subsequently repaid in full.

Assets Held for Sale

During the fourth quarter of 2018, Piedmont entered into a binding, non-refundable contract with an unrelated third party buyer to sell the One Independence Square building. The sale is expected to close during first quarter 2019. As a result, One Independence Square met the criteria for held for sale classification as of December 31, 2018. Therefore, the appropriate real estate related amounts are reclassified for both December 31, 2018 and 2017 in the accompanying consolidated balance sheets. The amounts classified as held for sale as of December 31, 2017 also include the 2017 Disposition Portfolio, as well as the 800 North Brand Boulevard building, which were sold during the year ended December 31, 2018.

Details of amounts held for sale as of December 31, 2018 and 2017 are presented below (in thousands):

	December 31, 2018	December 31, 2017
Real estate assets held for sale, net:
Land	$30,562	$128,668
Building and improvements, less accumulated depreciation of $48,453 and $270,552 as of December 31, 2018, and 2017, respectively	77,936	430,136
Construction in progress	2,054	2,645
Total real estate assets held for sale, net	$110,552	$561,449

Other assets held for sale, net:
Straight-line rent receivables	$10,756	$44,666
Prepaid expenses and other assets	430	2,067
Deferred lease costs, less accumulated amortization of $2,446 and $20,169 as of December 31, 2018 and 2017, respectively	9,605	37,560
Total other assets held for sale, net	$20,791	$84,293

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $0 and $935 as of December 31, 2018 and 2017, respectively	$—	$380

13.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2018, 2017, and 2016 (in thousands) are outlined below:

	2018	2017	2016
Accrued capital expenditures and deferred lease costs	$10,854	$11,276	$14,427
Change in accrued dividends and discount on dividend reinvestments	$(74,828)	$71,267	$30,532
Change in accrued share repurchases as part of an announced plan	$3,140	$1,276	$—
Investment in consolidated joint venture	$—	$63,026	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as reported, or previously reported, within the consolidated balance sheets to the consolidated statements of cash flows as of years ended ended December 31, 2018, 2017, and 2016 (in thousands).

	2018	2017	2016
Cash and cash equivalents, beginning of period	$7,382	$6,992	$5,441
Restricted cash and escrows, beginning of period	1,373	1,212	5,174
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$8,755	$8,204	$10,615

Cash and cash equivalents, end of period	$4,571	$7,382	$6,992
Restricted cash and escrows, end of period	1,463	1,373	1,212
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$6,034	$8,755	$8,204

Amounts in restricted cash and escrows typically represent escrow accounts for the payment of real estate taxes which are required under certain of Piedmont's debt agreements; earnest money deposited by a buyer to secure the purchase of one of our properties; or security or utility deposits held for tenants as a condition of their lease agreement.

14.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2018, 2017, and 2016, is calculated as follows (in thousands):

	2018	2017	2016
GAAP basis financial statement net income	$130,296	$133,564	$99,732
Increase/(decrease) in net income resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	54,420	62,916	69,214
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(9,681)	(25,432)	(18,964)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(7,453)	(6,041)	(4,895)
Gain on disposal of property for financial reporting purposes less than/(in excess of) amounts for income tax purposes	(36,241)	10,068	(118,713)
Taxable income or loss of Piedmont Washington Properties, Inc., in excess of/(less than) amount for financial reporting purposes	(2,089)	176	(1,042)
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of/ (less than) amounts for income tax purposes	(37,394)	49,859	42,019
Taxable income for POH in excess of/(less than) amount for financial reporting purposes	(64)	(28)	648
Income tax basis net income, prior to dividends paid deduction	$91,794	$225,082	$67,999

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2018	2017	2016
Ordinary income	100.00%	53.61%	81.77%
Return of capital	—%	—%	18.23%
Capital gains	—%	46.39%	—%
	100%	100%	100%

As of December 31, 2018 and 2017, the tax basis carrying value of Piedmont’s total assets was approximately $3.6 billion and $4.2 billion, respectively.

Approximately $2.4 million and $3.8 million of accrued interest and penalties related to uncertain tax positions was included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively. Piedmont recognized approximately $1.4 million and $0.1 million of recoveries of previously recorded estimated accrued interest and penalties during the year ended December 31, 2018 and 2017, respectively, and no additional expense or recoveries for the year ended December 31, 2016, related to such positions. The tax years 2015 to 2017 remain open to examination by various federal and state taxing authorities.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act ("H.R. 1"), which generally took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), made many significant changes to the U.S. federal income tax laws that profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). There are numerous interpretive issues related to H.R. 1 and the IRS continues to issue clarifying guidance; however, Piedmont has completed its initial taxable income estimates for the year ended December 31, 2018 and none of the revisions resulting from

H.R. 1 were significant enough to warrant a change to Piedmont's current distribution policy. However, Piedmont did record an approximate $0.2 million reduction to its tax liability related to its taxable REIT subsidiary as a result of the rate reduction included in H.R. 1 during the year ended December 31, 2018.

15.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017, is presented below (in thousands, except per-share data):

	2018
	First	Second	Third	Fourth
Revenues	$129,900	$129,174	$129,708	$137,185
Gain/(loss) on sale of real estate assets	$45,209	$(23)	$—	$30,505
Net income	$57,828	$10,940	$16,114	$45,409
Net income applicable to Piedmont	$57,830	$10,942	$16,114	$45,410
Basic earnings per share	$0.43	$0.09	$0.13	$0.35
Diluted earnings per share	$0.42	$0.09	$0.13	$0.35
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

	2017
	First	Second	Third	Fourth
Revenues	$148,463	$148,679	$137,587	$139,444
Gain/(loss) on sale of real estate assets	$(53)	$6,492	$109,512	$(77)
Net income/(loss)	$15,101	$23,707	$126,129	$(31,388)
Net income/(loss) applicable to Piedmont	$15,104	$23,710	$126,133	$(31,383)
Basic and diluted earnings/(loss) per share	$0.10	$0.16	$0.87	$(0.21)
Dividends declared per share	$0.21	$0.21	$0.21	$0.71	(1)

(1)	On December 13, 2017, Piedmont's board of directors declared a special dividend of $0.50 per share.

16.    Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheets
As of December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$471,328	$—	$507,422
Buildings and improvements, less accumulated depreciation	—	176,927	2,128,469	(300)	2,305,096
Intangible lease assets, less accumulated amortization	—	—	77,676	—	77,676
Construction in progress	—	5,708	10,140	—	15,848
Real estate assets held for sale, net	—	—	110,552	—	110,552
Total real estate assets	—	218,729	2,798,165	(300)	3,016,594
Cash and cash equivalents	150	—	4,939	(518)	4,571
Tenant and straight-line receivables, net	—	16,143	157,246	—	173,389
Investment in subsidiaries	1,744,122	2,704,337	166	(4,448,625)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	42	5,682	22,318	(24)	28,018
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,158	234,990	—	250,148
Other assets held for sale, net	—	—	20,791	—	20,791
Total assets	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429
Liabilities:
Debt, net	$—	$1,495,904	$335,717	$(145,310)	$1,686,311
Accounts payable, accrued expenses, dividends payable, interest rate swaps and accrued capital expenditures	32,174	14,543	83,316	(542)	129,491
Deferred income	—	2,274	26,505	—	28,779
Intangible lease liabilities, net	—	—	35,708	—	35,708
Total liabilities	32,174	1,512,721	481,246	(145,852)	1,880,289
Equity:
Total stockholders’ equity	1,712,140	1,547,056	2,901,869	(4,448,925)	1,712,140
Total liabilities and stockholders’ equity	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429

Condensed Consolidated Balance Sheets
As of December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$454,531	$—	$490,625
Buildings and improvements, less accumulated depreciation	—	180,886	2,062,933	(300)	2,243,519
Intangible lease assets, less accumulated amortization	—	181	77,624	—	77,805
Construction in progress	—	85	11,259	—	11,344
Real estate assets held for sale, net	—	32,815	528,634	—	561,449
Total real estate assets	—	250,061	3,134,981	(300)	3,384,742
Cash and cash equivalents	150	3,890	3,342	—	7,382
Tenant and straight-line rent receivables, net, and amounts from unconsolidated joint ventures	—	16,891	139,727	—	156,618
Advances to affiliates	1,674,276	6,297,632	—	(7,971,908)	—
Investment in subsidiary	3,437,299	—	172	(3,437,471)	—
Notes receivable	—	88,810	144,500	(233,310)	—
Prepaid expenses, restricted cash, escrows, interest swaps and other assets	2	5,094	18,483	(740)	22,839
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	16,611	228,564	—	245,175
Other assets held for sale, net	—	2,266	82,027	—	84,293
Total assets	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967
Liabilities:
Debt, net	$—	$1,535,239	$424,998	$(233,310)	$1,726,927
Accounts payable, accrued expenses, dividends payable, and accrued capital expenditures	104,028	20,279	93,086	(740)	216,653
Advances from affiliates	5,277,957	941,494	1,850,712	(8,070,163)	—
Deferred income	—	3,631	25,951	—	29,582
Intangible lease liabilities, net	—	—	38,458	—	38,458
Interest rate swaps	—	1,478	—	—	1,478
Liabilities held for sale, net	—	—	380	—	380
Total liabilities	5,381,985	2,502,121	2,433,585	(8,304,213)	2,013,478
Equity:
Total stockholders’ equity	(270,258)	4,278,052	1,318,211	(3,339,516)	1,986,489
Total liabilities and stockholders’ equity	$5,111,727	$6,780,173	$3,751,796	$(11,643,729)	$3,999,967

Condensed Consolidated Statements of Income
For the year ended December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$35,221	$378,473	$(2,027)	$411,667
Tenant reimbursements	—	9,489	83,700	(446)	92,743
Property management fee revenue	—	—	17,118	(15,668)	1,450
Other property related income	—	130	19,977	—	20,107
	—	44,840	499,268	(18,141)	525,967
Expenses:
Property operating costs	—	19,583	207,896	(18,141)	209,338
Depreciation	—	11,514	96,442	—	107,956
Amortization	—	1,990	61,305	—	63,295
Impairment loss on real estate assets	—	—	—	—	—
General and administrative	289	6,576	22,848	—	29,713
	289	39,663	388,491	(18,141)	410,302
	(289)	5,177	110,777	—	115,665
Other income (expense):
Interest expense	—	(54,095)	(14,558)	7,630	(61,023)
Other income/(expense)	—	144	9,124	(7,630)	1,638
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets	—	1,417	74,274	—	75,691
	—	(54,214)	68,840	—	14,626
Income/(loss) before consolidated subsidiaries	(289)	(49,037)	179,617	—	130,291
Income from subsidiaries	130,585	178,648	—	(309,233)	—
Net income	130,296	129,611	179,617	(309,233)	130,291
Net loss applicable to noncontrolling interest	—	—	5	—	5
Net income applicable to Piedmont	$130,296	$129,611	$179,622	$(309,233)	$130,296

Condensed Consolidated Statements of Income
For the year ended December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$42,407	$414,509	$(1,791)	$455,125
Tenant reimbursements	—	11,702	86,911	(474)	98,139
Property management fee revenue	—	—	18,205	(16,470)	1,735
Other property related income	—	144	19,030	—	19,174
	—	54,253	538,655	(18,735)	574,173
Expenses:
Property operating costs	—	22,805	218,371	(18,735)	222,441
Depreciation	—	12,995	106,293	—	119,288
Amortization	—	3,049	72,318	—	75,367
Impairment loss on real estate assets	—	87	46,374	—	46,461
General and administrative	347	6,443	22,529	—	29,319
	347	45,379	465,885	(18,735)	492,876
	(347)	8,874	72,770	—	81,297
Other income (expense):
Interest expense	—	(56,769)	(26,715)	15,360	(68,124)
Other income/(expense)	—	9,168	6,849	(15,360)	657
Equity in income of unconsolidated joint ventures	—	3,845	—	—	3,845
Gain on sale of real estate assets, net	—	6,431	109,443	—	115,874
	—	(37,325)	89,577	—	52,252
Net income/(loss)	(347)	(28,451)	162,347	—	133,549
Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(347)	$(28,451)	$162,362	$—	$133,564

Condensed Consolidated Statements of Income
For the year ended December 31, 2016
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental income	$—	$53,527	$389,022	$(2,631)	$439,918
Tenant reimbursements	—	14,295	81,104	(498)	94,901
Property management fee revenue	—	—	16,947	(15,033)	1,914
Other property related income	—	1,266	17,716	—	18,982
	—	69,088	504,789	(18,162)	555,715
Expenses:
Property operating costs	—	33,829	205,344	(18,377)	220,796
Depreciation	—	16,657	111,076	—	127,733
Amortization	—	3,715	71,404	—	75,119
Impairment loss	—	8,259	25,642	—	33,901
General and administrative	311	26,452	36,065	(35,446)	27,382
	311	88,912	449,531	(53,823)	484,931
	(311)	(19,824)	55,258	35,661	70,784
Other income (expense):
Interest expense	—	(49,108)	(27,636)	11,884	(64,860)
Other income/(expense)	282	9,560	2,029	(11,884)	(13)
Net recoveries from casualty events	—	—	34	—	34
Equity in income of unconsolidated joint ventures	—	362	—	—	362
Gain on sale of real estate assets, net	—	31,275	62,135	—	93,410
	282	(7,911)	36,562	—	28,933
Net income/(loss)	(29)	(27,735)	91,820	35,661	99,717
Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(29)	$(27,735)	$91,835	$35,661	$99,732

Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Piedmont (Consolidated)
Net income	$130,296	$129,611	$179,622	$(309,233)	$130,296
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges	692	692	—	(692)	692
Plus: Reclassification of net (gain)/loss included in net income	(300)	(300)	—	300	(300)
Other comprehensive income	392	392	—	(392)	392

Comprehensive income	$130,688	$130,003	$179,622	$(309,625)	$130,688

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$135,755	$141,293	$235,562	$(309,741)	$202,869

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	—	(14,479)	(209,540)	—	(224,019)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	36,572	538,655	—	575,227
Note receivable issuance	—	—	(3,200)	—	(3,200)
Note receivable payment	—	—	3,200	—	3,200
Deferred lease costs paid	—	(3,090)	(24,340)	—	(27,430)
Distributions from subsidiaries	349,135	5,405	—	(354,540)	—
Net cash provided by/(used in) investing activities	349,135	112,408	304,775	(442,540)	323,778
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(1,040)	—	—	(1,040)
Proceeds from debt	—	977,062	—	—	977,062
Repayments of debt	—	(1,019,000)	(1,455)	—	(1,020,455)
Intercompany note payable	—	—	(88,000)	88,000	—
Costs of issuance of common stock	(85)	—	—	—	(85)
Value of shares withheld to pay tax obligations related to employee stock compensation	(2,219)	—	—	—	(2,219)
Repurchases of common stock as part of announced plan	(298,538)	—	—	—	(298,538)
Distributions	(184,048)	(214,596)	(449,212)	663,763	(184,093)
Net cash provided by/(used in) financing activities	(484,890)	(257,574)	(538,667)	751,763	(529,368)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	(3,873)	1,670	(518)	(2,721)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	150	3,907	4,698	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of year	$150	$34	$6,368	$(518)	$6,034

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided By/(Used In) Operating Activities	$5,497	$(18,989)	$256,297	$—	$242,805

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	—	(1,614)	(113,479)	—	(115,093)
Intercompany note receivable	—	100	(48,710)	48,610	—
Net sales proceeds from wholly-owned properties	—	23,028	352,490	—	375,518
Net sales proceeds received from unconsolidated joint ventures	—	12,334	—	—	12,334
Investments in unconsolidated joint ventures	—	(1,162)	—	—	(1,162)
Deferred lease costs paid	—	(4,081)	(26,904)	—	(30,985)
Net cash provided by/(used in) investing activities	—	28,605	163,397	48,610	240,612
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(132)	—	—	(132)
Proceeds from debt	—	180,000	—	—	180,000
Repayments of debt	—	(335,000)	(141,401)	—	(476,401)
Intercompany note payable	—	(14,289)	62,899	(48,610)	—
Costs of issuance of common stock	(182)	—	—	—	(182)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,403)	—	—	—	(3,403)
Repurchases of common stock as part of announced plan	(60,474)	—	—	—	(60,474)
(Distributions to)/repayments from affiliates	180,791	160,019	(340,810)	—	—
Dividends paid and discount on dividend reinvestments	(122,229)	—	(45)	—	(122,274)
Net cash provided by/(used in) financing activities	(5,497)	(9,402)	(419,357)	(48,610)	(482,866)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	214	337	—	551
Cash, cash equivalents, and restricted cash and escrows, beginning of year	150	3,693	4,361	—	8,204
Cash, cash equivalents, and restricted cash and escrows, end of year	$150	$3,907	$4,698	$—	$8,755

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2016
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided/(Used In) by Operating Activities	$5,214	$(26,263)	$217,236	$35,660	$231,847

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net of accruals	—	(5,060)	(454,836)	—	(459,896)
Intercompany note receivable	—	440	(71,900)	71,460	—
Net sales proceeds from wholly-owned properties	—	200,220	165,698	—	365,918
Deferred lease costs paid	—	(2,758)	(23,138)	—	(25,896)
Net cash provided by/(used in) investing activities	—	192,842	(384,176)	71,460	(119,874)
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(264)	—	—	(264)
Proceeds from debt	—	695,000	—	—	695,000
Repayments of debt	—	(538,000)	(168,875)	—	(706,875)
Intercompany note payable	—	(9,600)	81,060	(71,460)	—
Costs of issuance of common stock	(342)	—	—	—	(342)
Value of shares withheld to pay tax obligations related to employee stock compensation	(2,344)	—	—	—	(2,344)
Repurchases of common stock as part of announced plan	(7,943)	—	—	—	(7,943)
(Distributions to)/repayments from affiliates	97,016	(312,218)	250,862	(35,660)	—
Dividends paid and discount on dividend reinvestments	(91,601)	—	(15)	—	(91,616)
Net cash provided by/(used in) financing activities	(5,214)	(165,082)	163,032	(107,120)	(114,384)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	1,497	(3,908)	—	(2,411)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	150	2,196	8,269	—	10,615
Cash, cash equivalents, and restricted cash and escrows, end of year	$150	$3,693	$4,361	$—	$8,204

17.    Subsequent events

Declaration of Dividend for the First Quarter 2019

On February 5, 2019, the board of directors of Piedmont declared dividends for the first quarter 2019 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 28, 2019. Such dividends are to be paid on March 15, 2019.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

				Initial Cost				Gross Amount at Which Carried at December 31, 2018
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	2,050	5,506	41,559	47,065	20,788	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	8,536	8,021	53,369	61,390	25,620	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	1,462	3,642	30,959	34,601	13,188	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	4,691	3,157	48,347	51,504	20,356	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	10,545	3,157	53,207	56,364	22,029	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	10,666	3,157	39,700	42,857	12,425	1999	8/15/2002	0	-	40
ONE INDEPENDENCE SQUARE	Washington, DC	100%	None	29,765	104,814	134,579	24,426	30,562	128,443	159,005	48,453	1991	11/22/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	23,472	11,138	199,101	210,239	78,042	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(16,208)	6,662	52,823	59,485	24,203	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(13,916)	8,328	70,098	78,426	28,421	2002	8/14/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	134	22,146	49,874	72,020	19,117	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	13,636	13,636	84,554	98,190	29,283	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	8,270	21,959	55,872	77,831	21,464	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	8,672	31,985	71,811	103,796	24,231	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	160,000	13,584	166,683	180,267	53,684	20,829	213,122	233,951	86,647	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	14,807	60,708	155,607	216,315	62,891	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(8,031)	4,365	27,635	32,000	10,421	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(23,725)	7,113	41,076	48,189	15,703	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	16,281	3,934	16,281	20,215	8,173	2005	3/16/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	46,315	11,791	115,929	127,720	29,690	1987	12/9/2004	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2018
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(14,215)	10,400	56,837	67,237	18,090	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,701)	2,543	16,498	19,041	6,281	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(3,846)	2,543	27,988	30,531	9,774	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	8,783	8,156	75,629	83,785	20,322	1991	12/7/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	318	2,919	24,716	27,635	5,749	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	673	2,661	26,415	29,076	6,167	1998	10/1/2010	0	-	40
500 WEST MONROE STREET	Chicago, IL	100%	None	36,990	185,113	222,103	52,437	36,990	237,550	274,540	54,023	1991	3/31/2011	0	-	40
THE DUPREE	Atlanta, GA	100%	None	4,080	14,310	18,390	894	4,080	15,204	19,284	5,235	1997	4/29/2011	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,473	1,780	16,983	18,763	4,690	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	217	3,612	37,147	40,759	11,241	2001	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	240	4,138	44,304	48,442	13,360	2000	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	4,725	2,570	25,280	27,850	5,811	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	(1,777)	36,930	127,293	164,223	19,521	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	6,653	7,190	62,098	69,288	10,185	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	(464)	4,820	37,303	42,123	5,690	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	1,428	6,640	46,238	52,878	8,151	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	(16)	2,020	10,664	12,684	2,698	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	29,706	9,560	50,276	59,836	365	9,560	50,641	60,201	9,378	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	32	5,870	66,881	72,751	12,969	2000	8/28/2014	0	-	40

				Initial Cost				Gross Amount at Which Carried at December 31, 2018
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total (a)	Costs Capitalized Subsequent to Acquisition (b)	Land	Buildings and Improvements	Total (c)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (in years) (d)
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	4,108	2,147	26,033	28,180	1,644	2017	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	2,836	4,470	40,884	45,354	6,079	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	245	1,980	9,175	11,155	1,451	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	3,756	1,890	63,850	65,740	5,188	2015	N/A	0	-	40
SUNTRUST CENTER	Orlando, FL	100%	None	11,660	139,015	150,675	923	11,660	139,938	151,598	16,979	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	1,880	4,000	75,434	79,434	9,400	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	157	5,960	50,170	56,130	6,321	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	(28)	6,470	77,830	84,300	8,382	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	455	4,550	56,064	60,614	5,458	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	(4,471)	6,240	52,653	58,893	3,289	1997 / 2008	8/10/2016	0	-	40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	549	6,470	56,374	62,844	5,179	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY	Irving, TX	100%	None	7,860	36,303	44,163	1,931	7,860	38,234	46,094	4,196	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	251	4,360	22,571	26,931	1,034	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	—	2,805	28,119	30,924	1,035	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	—	3,760	35,289	39,049	408	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	—	10,230	54,787	65,017	555	1987	12/12/2018	0	-	40
PIEDMONT POWER, LLC (e)	Bridgewater, NJ	100%	None	—	79	79	2,740	—	2,819	2,819	818	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (f)	Various	100%	None	18,061	—	18,061	(860)	15,914	1,287	17,201	41	N/A	Various			N/A
Total—All Properties				$504,209	$3,161,864	$3,666,073	$258,458	$537,984	$3,386,547	$3,924,531	$907,937

(a)	Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.

(b)	Includes write-offs of fully depreciated/amortized capitalized assets, as well as impairment loss on real estate assets.

(c)	The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $3.6 billion.

(d)
Piedmont’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.

(e)	Represents solar panels at the 400 Bridgewater Crossing building.

(f)	Undeveloped Land Parcels includes land parcels which Piedmont may develop in the future.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

	2018	2017		2016
Real Estate:
Balance at the beginning of the year	$4,438,209	$4,800,025		$4,725,096
Additions to/improvements of real estate	206,442	85,368		422,908
Assets disposed	(675,692)	(353,911)	(1)	(296,319)
Assets impaired	—	(46,461)	(2)	(30,898)	(3)
Write-offs of intangible assets (4)	(33,067)	(37,188)		(11,896)
Write-offs of fully depreciated/amortized assets	(11,361)	(9,624)		(8,866)
Balance at the end of the year	$3,924,531	$4,438,209		$4,800,025
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,053,467	$1,058,704		$1,019,663
Depreciation and amortization expense	128,456	145,837		155,274
Assets disposed	(229,558)	(104,262)	(1)	(95,471)
Write-offs of intangible assets (4)	(33,067)	(37,188)		(11,896)
Write-offs of fully depreciated/amortized assets	(11,361)	(9,624)		(8,866)
Balance at the end of the year	$907,937	$1,053,467		$1,058,704

(1)	Includes the disposition of the 8560 Upland Drive property, Piedmont's last remaining investment in an unconsolidated joint venture.

(2)	Piedmont recognized an impairment loss on a disposal group of real estate assets as part of the 2017 Disposition Portfolio (see Note 7).

(3)	Does not include impairment loss recognized on other assets as a result of the allocation of goodwill (see Note 7).

(4)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S- 4