Form 10-Q
period 2019-03-31
Piedmont Office Realty Trust, Inc.
filed 2019-05-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 30, 2019:
125,597,374 shares

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

•	Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;

•	Changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021;

•	The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;

•	Uncertainties associated with environmental and other regulatory matters;

•	Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;

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

•	The future effectiveness of our internal controls and procedures; and

•	Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2018. Piedmont’s results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$507,369	$507,422
Buildings and improvements, less accumulated depreciation of $797,112 and $772,093 as of March 31, 2019 and December 31, 2018, respectively	2,293,629	2,305,096
Intangible lease assets, less accumulated amortization of $91,235 and $87,391 as of March 31, 2019 and December 31, 2018, respectively	71,274	77,676
Construction in progress	13,225	15,848
Real estate assets held for sale, net	—	110,552
Total real estate assets	2,885,497	3,016,594
Cash and cash equivalents	4,625	4,571
Tenant receivables	11,693	10,800
Straight-line rent receivables	167,346	162,589
Restricted cash and escrows	1,433	1,463
Prepaid expenses and other assets	23,529	25,356
Goodwill	98,918	98,918
Interest rate swaps	554	1,199
Deferred lease costs, less accumulated amortization of $192,949 and $183,611 as of March 31, 2019 and December 31, 2018, respectively	239,847	250,148
Other assets held for sale, net	—	20,791
Total assets	$3,433,442	$3,592,429
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $9,354 and $9,879 as of March 31, 2019 and December 31, 2018, respectively	$1,375,646	$1,495,121
Secured debt, net of premiums and unamortized debt issuance costs of $569 and $645 as of March 31, 2019 and December 31, 2018, respectively	190,109	190,351
Accounts payable, accrued expenses and accrued capital expenditures	81,309	102,519
Dividends payable	—	26,972
Deferred income	27,053	28,779
Intangible lease liabilities, less accumulated amortization of $61,382 and $59,144 as of March 31, 2019 and December 31, 2018, respectively	33,360	35,708
Interest rate swaps	2,443	839
Total liabilities	1,709,920	1,880,289
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2019 or December 31, 2018	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2019 or December 31, 2018	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 125,597,374 and 126,218,554 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,256	1,262
Additional paid-in capital	3,686,017	3,683,186
Cumulative distributions in excess of earnings	(1,971,184)	(1,982,542)
Other comprehensive income	5,667	8,462
Piedmont stockholders’ equity	1,721,756	1,710,368
Noncontrolling interest	1,766	1,772
Total stockholders’ equity	1,723,522	1,712,140
Total liabilities and stockholders’ equity	$3,433,442	$3,592,429
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental and tenant reimbursement revenue	$126,166	$124,448
Property management fee revenue	1,992	309
Other property related income	4,778	5,143
	132,936	129,900
Expenses:
Property operating costs	51,805	51,859
Depreciation	26,525	27,145
Amortization	17,700	16,733
General and administrative	9,368	6,552
	105,398	102,289
Other income (expense):
Interest expense	(15,493)	(13,758)
Other income	277	446
Loss on extinguishment of debt	—	(1,680)
Gain on sale of real estate assets	37,887	45,209
Net income	50,209	57,828
Net (income)/loss applicable to noncontrolling interest	(1)	2
Net income applicable to Piedmont	$50,208	$57,830
Per share information – basic:
Net income applicable to common stockholders	$0.40	$0.43
Per share information – diluted:
Net income applicable to common stockholders	$0.40	$0.42
Weighted-average common shares outstanding – basic	125,573,528	135,876,652
Weighted-average common shares outstanding – diluted	126,180,558	136,182,728
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2019		2018

Net income applicable to Piedmont		$50,208		$57,830
Other comprehensive income:
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(2,024)		1,517
Plus: Reclassification of net (gain)/loss included in net income (See Note 4)	(771)		1,052
Other comprehensive income		(2,795)		2,569
Comprehensive income applicable to Piedmont		$47,413		$60,399

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED
MARCH 31, 2018 (UNAUDITED) AND MARCH 31, 2019 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	142,359	$1,424	$3,677,360	$(1,702,281)	$8,164	$1,822	$1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(12,482)	(125)	—	(231,763)	—	—	(231,888)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(19)	(28,284)	—	(8)	(28,311)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	148	1	2,900	—	—	—	2,901
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	57,830	—	—	57,830
Other comprehensive income	—	—	—	—	2,569	—	2,569
Balance, March 31, 2018	130,025	$1,300	$3,680,241	$(1,904,404)	$10,639	$1,812	$1,789,588

Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of an announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(48)	(26,375)	—	(7)	(26,430)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	106	1	2,879	—	—	—	2,880
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net income applicable to Piedmont	—	—	—	50,208	—	—	50,208
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Balance, March 31, 2019	125,597	$1,256	$3,686,017	$(1,971,184)	$5,667	$1,766	$1,723,522

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$50,209	$57,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,525	27,145
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	100	(201)
Other amortization	16,427	15,984
Loss on extinguishment of debt	—	1,665
Stock compensation expense	3,835	1,025
Gain on sale of real estate assets	(37,887)	(45,209)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(4,333)	(5,048)
Decrease in prepaid expenses and other assets	1,570	1,975
Cash received upon settlement of interest rate swaps	—	807
Decrease in accounts payable and accrued expenses	(14,440)	(22,716)
(Decrease)/increase in deferred income	(1,762)	55
Net cash provided by operating activities	40,244	33,310
Cash Flows from Investing Activities:
Return of escrowed purchase price/(acquisition of real estate assets and intangibles)	700	(28,147)
Capitalized expenditures	(15,435)	(12,760)
Net sales proceeds from wholly-owned properties	168,341	415,078
Note receivable issuance	—	(3,200)
Deferred lease costs paid	(2,145)	(2,596)
Net cash provided by investing activities	151,461	368,375
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(36)	(101)
Proceeds from debt	115,000	716,225
Repayments of debt	(235,289)	(754,359)
Value of shares withheld for payment of taxes related to employee stock compensation	(1,055)	(737)
Repurchases of common stock as part of announced plan	(16,899)	(233,164)
Dividends paid and discount on dividend reinvestments	(53,402)	(130,111)
Net cash used in financing activities	(191,681)	(402,247)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	24	(562)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	6,034	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$6,058	$8,193

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(unaudited)

1.Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, redevelopment, management, and ownership of commercial real estate properties located primarily in eight major office markets in the Eastern-half of the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of March 31, 2019, Piedmont owned 53 in-service office properties and one 487,000-square foot redevelopment asset. As of March 31, 2019, Piedmont's 53 in-service office properties comprised approximately 15.9 million square feet of primarily Class A commercial office space and were approximately 93.3% leased. As of March 31, 2019, 93% of Piedmont's Annualized Lease Revenue was generated from select sub-markets located within eight major office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") for which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Accounting Pronouncements Adopted during the Three Months Ended March 31, 2019

Leases

Piedmont has adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as well as various associated updates and amendments, which together comprise the requirements for lease accounting under Accounting Standards Codification 842 ("ASC 842"). ASC 842 fundamentally changes the definition of a lease, as well as the accounting for operating leases, by requiring lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the leased asset over the term of the lease. ASC 842 also prohibits the capitalization of internal direct payroll costs associated with negotiating and executing leases. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis.
In conjunction with adopting ASC 842, Piedmont has adopted the following optional practical expedients, transition amendments, or made accounting policy elections as follows:

•
a package of optional practical expedients which: (1) does not require the reassessment of any expired or existing contracts to determine if they contain a lease or to determine lease classification; and (2) does not require the write-off of any unamortized, previously capitalized, initial direct costs for any existing leases;

•	an optional practical transition expedient provided by ASU No. 2018-01 which allows Piedmont to exclude certain land easements in place as of January 1, 2019 from the new guidance;

•
an optional practical expedient provided by ASU No. 2018-11 which allows certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of an operating lease where Piedmont is the lessor;

•
a transitional amendment which allows for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), effectively allowing for an initial adoption of ASC 842 (the new leasing guidance) on January 1, 2019 (the "Comparatives Under ASC 840 Option");

•
an accounting policy election allowed by ASC 842 related to a recognition and measurement exception for short-term leases (defined as leases which are 12 months or less in duration) where Piedmont is the lessee. Piedmont's short-term lease expense reasonably reflects its lease commitments under such leases; and

•
an accounting policy election allowed by ASU No. 2018-20 which permits Piedmont to exclude sales and other similar taxes from analysis to ascertain whether they are Piedmont's primary obligation (as lessor), and instead exclude such costs from revenue and account for them as costs of the lessee.

The nature of Piedmont's change in accounting principle relates primarily to its accounting for operating leases where Piedmont is a lessee for office space, as prescribed by ASC 842. This change in accounting principle is preferable because it increases transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Due to the adoption of the practical expedients outlined above, Piedmont has not adjusted prior-period information retrospectively, and there is a negligible decrease in net income attributable to Piedmont as a result of accounting for leases where Piedmont is the lessee under ASC 842 as compared to prior operating lease accounting.

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by a third party. Piedmont recorded a right to use asset and corresponding lease liability of approximately $0.2 million using Piedmont's incremental borrowing rate as the lease discount rate. For the three months ended March 31, 2019, Piedmont recognized approximately $20,000 of operating lease costs. The weighted-average lease term of Piedmont's right of use assets is 3 years, and the weighted-average discount rate is 3.35%.

Piedmont evaluates contracts at commencement to determine if the contract contains a lease. If a contract is determined to contain a lease, the lease is evaluated to determine whether it is an operating or a financing lease. All of Piedmont's leases where Piedmont is the lessor are for the lessee's use of space in Piedmont's commercial office properties and are classified as operating leases. Lease payments are typically comprised of both fixed base rental payments and separately billed variable lease payments for reimbursement of services performed by Piedmont for the tenant as prescribed by the lease. Fixed base rental payments, as well as any fixed portion of reimbursement income, are recognized on a straight-line basis over the lease term. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred. The option to extend or terminate our leases is specific to each underlying tenant agreement; however, generally Piedmont's leases contain penalties for early terminations. None of Piedmont's leases convey the right for the lessee to purchase the underlying property; however, certain leases convey the right of first offer or first refusal on the potential sale of the underlying real estate to the lessee.

Piedmont's future minimum lease payments from lessees under non-cancelable operating leases where Piedmont is the lessor as of March 31, 2019 is presented below (in thousands):

Years ending December 31:
2019 (1)	$275,641
2020	344,320
2021	330,010
2022	317,605
2023	284,073
Thereafter	1,188,029
Total	$2,739,678

(1)    Reflects rental payments for the fiscal period April 1, 2019 through December 31, 2019.

As required under the Comparatives Under ASC 840 Option described above, Piedmont's future minimum rental income from lessees under non-cancelable operating leases where Piedmont is the lessor as of December 31, 2018 is also presented below (in thousands):

Years ending December 31:
2019	$370,495
2020	352,541
2021	337,951
2022	324,960
2023	291,603
Thereafter	1,247,649
Total	$2,925,199

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three months ended March 31, 2019 as follows (in thousands):

Three Months Ended
March 31,
2019
Fixed payments	$103,659
Variable payments	22,507
Total Rental and Tenant Reimbursement Revenue	$126,166

Additionally, ASU No. 2018-19 clarifies that operating lease receivables are within the scope of ASC 842; therefore, in accordance with ASC 842, effective January 1, 2019, Piedmont began recognizing changes in the collectability assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenue, rather than as a property operating cost. Consequently, during the three months ended March 31, 2019, Piedmont recognized $9,000 of uncollectible operating lease receivables as a reduction of rental and reimbursement revenue, and during the three months ended March 31, 2018, Piedmont recognized $61,000 of recoveries of uncollectible operating lease receivables as a reduction of property operating costs.

Stock Compensation to Non-employees

During the three months ended March 31, 2019, Piedmont adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Piedmont's only awards affected by ASU 2018-07 are equity-classified award grants to its independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there were no cumulative effect adjustments recognized in cumulative distributions in excess of earnings upon adoption.

Reclassifications

Although Piedmont has adopted the transitional amendment under ASC 842 described above, Piedmont has combined the presentation of rental income and tenant reimbursements in the accompanying consolidated statements of income for the prior period to conform to the current period financial presentation under presentation guidance detailed in Accounting Standards Codification 205 Presentation of Financial Statements. These amounts included the presentation of approximately $101.4 million of rental income and $23.0 million of tenant reimbursements for the three months ended March 31, 2018, respectively, as rental and tenant reimbursement revenue of $124.4 million. Further, certain subtotals within the accompanying consolidated statements of income for the three months ended March 31, 2018 were removed to conform to the current period presentation.

Other Recent Accounting Pronouncements

The FASB has issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. Further, the FASB has issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with ASU 2016-13, and excludes receivables arising from operating leases from the scope of ASU 2016-13. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. Piedmont is currently evaluating the potential impact of adoption; however, substantially all of Piedmont's receivables are operating lease receivables and as such, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption.

3.Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2019 and December 31, 2018 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2019	December 31, 2018
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$29,540	$29,706
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						569	645
Subtotal/Weighted Average (5)	3.80%					190,109	190,351
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	3.20%	(7)	11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	3.40%		9/30/2022	(8)	85,000	205,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	4.11%	(9)	3/31/2025		250,000	250,000
Discounts and unamortized debt issuance costs						(9,354)	(9,879)
Subtotal/Weighted Average (5)	3.79%					1,375,646	1,495,121
Total/Weighted Average (5)	3.79%					$1,565,755	$1,685,472

(1)	Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2019 and December 31, 2018 is interest-only.

(2)	Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.

(3)	Collateralized by the 5 Wall Street building in Burlington, Massachusetts.

(4)	Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.

(5)	Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2019.

(6)
On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes in Piedmont's credit rating, the rate to that shown as the effective rate through the maturity date of the interest rate swap agreements (see Note 4 for more detail).

(8)
Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.

(9)
The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of March 31, 2019.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $17.6 million and $15.9 million for the three months ended March 31, 2019 and 2018, respectively. Also, Piedmont capitalized interest of approximately $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2019.

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

As of March 31, 2019, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the Amended and Restated $300 Million Unsecured 2011 Term Loan, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 72 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2019 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2019 and December 31, 2018, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2019	December 31, 2018
Gross derivative assets	$554	$1,199
Gross derivative liabilities	(2,443)	(839)
Net derivative asset/(liability)	$(1,889)	$360

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three months ended March 31, 2019 and 2018, respectively, was as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2019	March 31, 2018
Amount of gain/(loss) recognized in OCI	$(2,024)	$1,517
Amount of previously recorded gain reclassified from OCI into Interest Expense	$771	$206
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$(1,258)

Total amount of Interest Expense presented in the consolidated statements of income	$(15,493)	$(13,758)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$—	$(1,680)

(1)	Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of debt.

Piedmont estimates that approximately $2.2 million will be reclassified from OCI as a reduction of interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three months ended March 31, 2019 and 2018, respectively.

Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $2.1 million as of March 31, 2019. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019			December 31, 2018
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$4,625	$4,625	Level 1	$4,571	$4,571	Level 1
Tenant receivables(1)	$11,693	$11,693	Level 1	$10,800	$10,800	Level 1
Restricted cash and escrows(1)	$1,433	$1,433	Level 1	$1,463	$1,463	Level 1
Interest rate swaps	$554	$554	Level 2	$1,199	$1,199	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$10,238	$10,238	Level 1	$47,328	$47,328	Level 1
Interest rate swaps	$2,443	$2,443	Level 2	$839	$839	Level 2
Debt, net	$1,565,755	$1,586,900	Level 2	$1,685,472	$1,698,213	Level 2

(1)	For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2019 and December 31, 2018; however, to estimate its fair value as disclosed in the table above, Piedmont used widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above (further discussed in Note 4) are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2019 and December 31, 2018. The estimated fair value of these derivative instruments was determined using widely accepted valuation techniques such as discounted cash flow analysis based on the contractual terms of the derivatives including the period to maturity of each instrument. Observable market-based inputs, including interest rate curves and implied volatilities, were also used. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments for both Piedmont and the counterparties that were at risk as of the valuation date. The credit risks of both Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2019 and December 31, 2018, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

6.Commitments and Contingencies

Commitments Under Existing Lease Agreements

Under its existing lease agreements, Piedmont may be required to fund significant tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Piedmont classifies its capital improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of March 31, 2019, commitments related to Piedmont's existing lease portfolio to fund potential non-incremental capital expenditures over the next five years for tenant improvements totaled approximately $48.9 million, the majority of which Piedmont estimates may be required to be funded over the next three years based on when the underlying leases commence. For most of Piedmont’s leases, the timing of the actual funding of these tenant improvements is largely dependent upon tenant requests for reimbursement. In some cases, these obligations may expire with the leases without further recourse to Piedmont. As of March 31, 2019, commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $32.6 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded reductions in reimbursement revenues related to such tenant audits/disputes of approximately of $0 and $0.4 million of during the three months ended March 31, 2019 and 2018, respectively.

7.Assets Held for Sale

As of March 31, 2019, no properties met the criteria for held for sale classification; however, as of December 31, 2018, the One Independence Square building in Washington, D.C. met the criteria for held for sale classification. Consequently its assets and liabilities as of December 31, 2018 were presented as held for sale in the accompanying consolidated balance sheets. The One Independence Square building was sold on February 28, 2019. In conjunction with the sale of One Independence Square, Piedmont recognized a gain on real estate assets of approximately $33.2 million, and net sales proceeds of approximately $163.6 million. Details of assets held for sale as of March 31, 2019 and December 31, 2018 are presented below (in thousands):

	March 31, 2019	December 31, 2018
Real estate assets held for sale, net:
Land	$—	$30,562
Building and improvements, less accumulated depreciation of $0 and $48,453 as of March 31, 2019 and December 31, 2018, respectively	—	77,936
Construction in progress	—	2,054
Total real estate assets held for sale, net	$—	$110,552

Other assets held for sale, net:
Straight-line rent receivables	$—	$10,756
Prepaid expenses and other assets	—	430
Deferred lease costs, less accumulated amortization of $0 and $2,446 as of March 31, 2019 and December 31, 2018, respectively	—	9,605
Total other assets held for sale, net	$—	$20,791

8.Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock award units to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain employees' long-term equity incentive program is split equally between the time-vested award units described above and a multi-year performance share program whereby the actual awards are contingent upon Piedmont's total stockholder return ("TSR") relative to a peer group of office REITs' TSR. The long-term equity incentives for these certain employees, as well as the peer group, is predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award. The fair values of the multi-year performance share awards are estimated using a Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2018	1,227,483	$23.14
Performance Stock Awards Vested	(139,127)	$23.02
Deferred Stock Awards Vested	(20,032)	$16.95
Deferred Stock Awards Forfeited	(4,484)	$17.84
Unvested and Potential Stock Awards as of March 31, 2019	1,063,840	$23.29

The following table provides additional information regarding stock award activity during the three months ended March 31, 2019 and 2018, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019	March 31, 2018
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$340	$723
Share-based Liability Awards Paid During the Period(1)	$3,239	$2,947

(1)	Amounts reflect the issuance of performance share awards related to the 2016-18 and 2015-17 Performance Share Plans during the three months ended March 31, 2019 and 2018, respectively.

A detail of Piedmont’s outstanding stock awards as of March 31, 2019 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 24, 2016	Deferred Stock Award	207,753	$19.91	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 24, 2017, 2018, and 2019, respectively.	59,781
May 18, 2017	Deferred Stock Award	219,512	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	122,336
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	251,123	(2)
May 17, 2018	Deferred Stock Award-Board of Directors	26,904	$17.84	Of the shares granted, 100% will vest by May 17, 2019.	26,904
May 17, 2018	Deferred Stock Award	302,042	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	237,664
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	366,032	(2)
Total					1,063,840

(1)	Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2019.

(2)
Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2019. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended March 31, 2019 and 2018, Piedmont recognized approximately $3.8 million and $1.0 million of compensation expense related to stock awards all of which is related to the amortization of unvested shares. During the three months ended March 31, 2019, a net total of 106,641 shares were issued to employees. As of March 31, 2019, approximately $2.7 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

9.Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non cash investing and financing activities for the three months ended March 31, 2019 and 2018, (in thousands) are outlined below:

	Three Months Ended
	March 31, 2019	March 31, 2018
Accrued capital expenditures and deferred lease costs	$7,055	$6,222
Change in accrued dividends and discount on dividend reinvestments	$(26,972)	$(101,800)
Change in accrued share repurchases as part of an announced plan	$(4,417)	$(1,276)
Accrued deferred financing costs	$37	$44

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as reported, or previously reported, within the consolidated balance sheet to the consolidated statement of cash flows as of the three months ended March 31, 2019 and 2018, respectively (in thousands).

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash and cash equivalents, beginning of period	$4,571	$7,382
Restricted cash and escrows, beginning of period	1,463	1,373
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$6,034	$8,755

Cash and cash equivalents, end of period	$4,625	$6,729
Restricted cash and escrows, end of period	1,433	1,464
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$6,058	$8,193

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For both the three months ended March 31, 2019 and 2018, Piedmont calculated no anti-dilutive shares to exclude.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Weighted-average common shares – basic	125,574	135,877
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	607	306
Weighted-average common shares – diluted	126,181	136,183

Common stock issued and outstanding as of period end	125,597	130,025

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

Condensed Consolidating Balance Sheets
As of March 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$471,275	$—	$507,369
Buildings and improvements, less accumulated depreciation	—	182,302	2,111,627	(300)	2,293,629
Intangible lease assets, less accumulated amortization	—	—	71,274	—	71,274
Construction in progress	—	251	12,974	—	13,225
Total real estate assets	—	218,647	2,667,150	(300)	2,885,497
Cash and cash equivalents	150	1,411	3,064	—	4,625
Tenant and straight-line rent receivables	—	16,638	162,401	—	179,039
Investment in subsidiaries	1,724,045	2,692,100	164	(4,416,309)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	146	5,025	20,383	(38)	25,516
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	14,913	224,934	—	239,847
Total assets	$1,724,341	$3,048,462	$3,222,596	$(4,561,957)	$3,433,442
Liabilities:
Debt, net	$—	$1,375,594	$335,471	$(145,310)	$1,565,755
Accounts payable, accrued expenses, interest rate swaps and accrued capital expenditures	819	12,110	68,418	(38)	81,309
Deferred income	—	2,756	24,297	—	27,053
Intangible lease liabilities, net	—	—	33,360	—	33,360
Interest rate swaps	—	2,443	—	—	2,443
Total liabilities	819	1,392,903	461,546	(145,348)	1,709,920
Equity:
Total stockholders’ equity	1,723,522	1,655,559	2,761,050	(4,416,609)	1,723,522
Total liabilities and stockholders’ equity	$1,724,341	$3,048,462	$3,222,596	$(4,561,957)	$3,433,442

Condensed Consolidating Balance Sheets
As of December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$471,328	$—	$507,422
Buildings and improvements, less accumulated depreciation	—	176,927	2,128,469	(300)	2,305,096
Intangible lease assets, less accumulated amortization	—	—	77,676	—	77,676
Construction in progress	—	5,708	10,140	—	15,848
Real estate assets held for sale, net	—	—	110,552	—	110,552
Total real estate assets	—	218,729	2,798,165	(300)	3,016,594
Cash and cash equivalents	150	—	4,939	(518)	4,571
Tenant and straight-line rent receivables	—	16,143	157,246	—	173,389
Investment in subsidiaries	1,744,122	2,704,337	166	(4,448,625)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	42	5,682	22,318	(24)	28,018
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,158	234,990	—	250,148
Other assets held for sale, net	—	—	20,791	—	20,791
Total assets	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429
Liabilities:
Debt, net	$—	$1,495,904	$335,717	$(145,310)	$1,686,311
Accounts payable, accrued expenses, dividends payable, interest rate swaps and accrued capital expenditures	32,174	14,543	83,316	(542)	129,491
Deferred income	—	2,274	26,505	—	28,779
Intangible lease liabilities, net	—	—	35,708	—	35,708
Total liabilities	32,174	1,512,721	481,246	(145,852)	1,880,289
Equity:
Total stockholders’ equity	1,712,140	1,547,056	2,901,869	(4,448,925)	1,712,140
Total liabilities and stockholders’ equity	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429

Consolidating Statements of Income
For the three months ended March 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$11,265	$115,597	$(696)	$126,166
Property management fee revenue	—	—	6,007	(4,015)	1,992
Other property related income	—	37	4,741	—	4,778
	—	11,302	126,345	(4,711)	132,936
Expenses:
Property operating costs	—	5,086	51,430	(4,711)	51,805
Depreciation	—	2,970	23,555	—	26,525
Amortization	—	479	17,221	—	17,700
General and administrative	101	1,760	7,507	—	9,368
	101	10,295	99,713	(4,711)	105,398
Other income (expense):
Interest expense	—	(13,770)	(3,590)	1,867	(15,493)
Other income/(expense)	—	71	2,073	(1,867)	277
Gain on sale of real estate assets	—	128	37,759	—	37,887
Income/(loss) before consolidated subsidiaries	(101)	(12,564)	62,874	—	50,209
Income from subsidiaries	50,309	26,347	—	(76,656)	—
Net income	50,208	13,783	62,874	(76,656)	50,209
Plus: Net income applicable to noncontrolling interest	—	—	(1)	—	(1)
Net income applicable to Piedmont	$50,208	$13,783	$62,873	$(76,656)	$50,208

Consolidating Statements of Income
For the three months ended March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$11,461	$113,503	$(516)	$124,448
Property management fee revenue	—	—	4,181	(3,872)	309
Other property related income	—	27	5,116	—	5,143
	—	11,488	122,800	(4,388)	129,900
Expenses:
Property operating costs	—	4,713	51,534	(4,388)	51,859
Depreciation	—	2,865	24,280	—	27,145
Amortization	—	611	16,122	—	16,733
General and administrative	100	1,887	4,565	—	6,552
	100	10,076	96,501	(4,388)	102,289
Other income (expense):
Interest expense	—	(12,021)	(3,699)	1,962	(13,758)
Other income/(expense)	—	124	2,284	(1,962)	446
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets, net	—	1,430	43,779	—	45,209
Income/(loss) before consolidated subsidiaries	(100)	(10,735)	68,663	—	57,828
Income from subsidiaries	57,930	67,669	—	(125,599)	$—
Net income	57,830	56,934	68,663	(125,599)	57,828
Net loss applicable to noncontrolling interest	—	—	2	—	2
Net income applicable to Piedmont	$57,830	$56,934	$68,665	$(125,599)	$57,830

Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$50,208	$13,783	$62,873	$(76,656)	$50,208
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	(2,024)	(2,024)	—	2,024	(2,024)
Plus: Reclassification of gain included in net income	(771)	(771)	—	771	(771)
Other comprehensive income	(2,795)	(2,795)	—	2,795	(2,795)

Comprehensive income	$47,413	$10,988	$62,873	$(73,861)	$47,413

Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$57,830	$56,934	$68,665	$(125,599)	$57,830
Effective portion of gain on derivatives instruments that are designated and qualify as cash flow hedges	1,517	1,517	—	(1,517)	1,517
Plus: Reclassification of net loss included in net income	1,052	1,052	—	(1,052)	1,052
Other comprehensive income	2,569	2,569	—	(2,569)	2,569

Comprehensive income	$60,399	$59,503	$68,665	$(128,168)	$60,399

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$51,224	$14,213	$50,947	$(76,140)	$40,244

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles	—	(2,498)	(12,237)	—	(14,735)
Net sales proceeds from wholly-owned properties	—	128	168,213	—	168,341
Deferred lease costs paid	—	(147)	(1,998)	—	(2,145)
Distributions from subsidiaries	20,125	195,260	—	(215,385)	—
Net cash provided by investing activities	20,125	192,743	153,978	(215,385)	151,461
Cash Flows from Financing Activities:
Debt issuance and other costs paid	—	(36)	—	—	(36)
Proceeds from debt	—	115,000	—	—	115,000
Repayments of debt	—	(235,000)	(289)	—	(235,289)
Value of shares withheld to pay tax obligations related to employee stock compensation	(1,055)	—	—	—	(1,055)
Repurchases of common stock as part of announced plan	(16,899)	—	—	—	(16,899)
Distributions	(53,395)	(85,510)	(206,540)	292,043	(53,402)
Net cash used in financing activities	(71,349)	(205,546)	(206,829)	292,043	(191,681)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	1,410	(1,904)	518	24
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	32	6,370	(518)	6,034
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$1,442	$4,466	$—	$6,058

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$58,739	$56,468	$43,698	$(125,595)	$33,310

Cash Flows from Investing Activities:
Investment in real estate assets and real estate related intangibles, net of accruals	—	(2,004)	(38,903)	—	(40,907)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	32,086	382,992	—	415,078
Note receivable issuance	—	—	(3,200)	—	(3,200)
Deferred lease costs paid	—	(5)	(2,591)	—	(2,596)
Distributions from subsidiaries	305,266	62,437	—	(367,703)	—
Net cash provided by investing activities	305,266	180,514	338,298	(455,703)	368,375
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(101)	—	—	(101)
Proceeds from debt	—	716,225	—	—	716,225
Repayments of debt	—	(754,000)	(359)	—	(754,359)
Intercompany note payable	—	—	(88,000)	88,000	—
Value of shares withheld to pay tax obligations related to employee stock compensation	(737)	—	—	—	(737)
Repurchases of common stock as part of announced plan	(233,164)	—	—	—	(233,164)
Distributions	(130,104)	(198,964)	(294,341)	493,298	(130,111)
Net cash used in financing activities	(364,005)	(236,840)	(382,700)	581,298	(402,247)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	142	(704)	—	(562)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,906	4,699	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$4,048	$3,995	$—	$8,193

12.Subsequent Events

Acquisition of Galleria 100

On April 25, 2019, Piedmont entered into a binding contract to acquire Galleria 100, an 18-story, approximately 414,000 square foot, Class A office building located within the Galleria development in Atlanta's Cumberland/Galleria office submarket where Piedmont has two existing assets, Galleria 200 and 300.

Second Quarter Dividend Declaration

On May 1, 2019, the Board of Directors of Piedmont declared dividends for the second quarter 2019 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 31, 2019. Such dividends are to be paid on June 21, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. As of the filing date, we have $422.0 million of unused capacity under our line of credit. When necessary, we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2019 and 2018 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Capital expenditures for new development	$—	$—
Capital expenditures for redevelopment/renovations	2,970	634
Other capital expenditures, including building and tenant improvements	12,465	12,126
Total capital expenditures(1)	$15,435	$12,760

(1)
Of the total amounts paid, approximately $0.4 million and $0.2 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively.

"Capital expenditures for new development" relate to new office development projects. No such capital expenditures were made during the quarters ended March 31, 2019 or 2018, respectively.

"Capital expenditures for redevelopment/renovations" during the three months ended March 31, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota. Expenditures during the three months ended March 31, 2018 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from single-tenant/governmental use into Class A, private sector, multi-tenant, office space, as well as work begun on a redevelopment project to upgrade common areas, amenities, and parking, at our Two Pierce Place building in Itasca, Illinois.

"Other capital expenditures" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

We classify our tenant and building improvements into two categories: (i) improvements which maintain the building's existing asset value and its revenue generating capacity (“non-incremental capital expenditures”) and (ii) improvements which incrementally enhance the building's asset value by expanding its revenue generating capacity (“incremental capital expenditures”). As of March 31, 2019, commitments for funding non-incremental capital expenditures for tenant improvements over the next five years related to our existing lease portfolio totaled approximately $48.9 million. The timing of the funding of these commitments is largely dependent upon tenant requests for reimbursement; however, we anticipate that a significant portion of these improvement allowances may be requested over the next three years based on when the underlying leases commence. In some instances, these obligations may expire with the respective lease, without further recourse to us. Commitments for incremental capital expenditures for tenant improvements associated with executed leases totaled approximately $32.6 million as of March 31, 2019.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in significant capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the three months ended March 31, 2019, we committed to spend approximately $4.07 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments). This amount is substantially lower than our historical average. In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. In particular, we are currently in the advanced stages of negotiating the long-term renewal of the lease with our largest tenant, State of New York, and anticipate expending significant capital for market-based tenant improvement allowances and leasing commissions over the next 3-4 years associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. Specifically, we have entered into a binding contract to acquire Galleria 100, an 18-story, approximately 414,000 square foot, Class A office building located in the same office development as two of our existing assets, and we may continue to identify other suitable acquisition opportunities in the future. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading at a significant discount to net asset value. As of March 31, 2019, we had approximately $74.1 million of board-authorized capacity remaining for future stock repurchases. Finally, although we currently have no scheduled debt maturities until the third quarter of 2021, on a longer term basis we expect to use capital to repay debt obligations when they become due.

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

Comparison of the accompanying consolidated statements of income for the three months ended March 31, 2019 versus the three months ended March 31, 2018

Overview

Due to decreased gains from disposition activity, net income per diluted share applicable to common stockholders decreased from $0.42 for the three months ended March 31, 2018 to $0.40 for the three months ended March 31, 2019. The current quarter's results include a $0.30 per diluted share gain on sale primarily associated with the sale of One Independence Square in Washington, D.C, whereas the first quarter of 2018 included a $0.33 per diluted share gain associated with the sale of certain non-core assets in a 14-property portfolio. Additionally, when compared to the previous year, the current quarter's results per share reflect increased operating income as a result of higher overall occupancy in the portfolio during the three months ended March 31, 2019 and a 10 million share decrease in our weighted average shares outstanding as a result of stock repurchases made pursuant to our stock repurchase program during the twelve months ended March 31, 2019.

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2019 and 2018, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2019	% of Revenues	March 31, 2018	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$126.1		$124.5		$1.6
Property management fee revenue	2.0		0.3		1.7
Other property related income	4.8		5.1		(0.3)
Total revenues	132.9	100%	129.9	100%	3.0
Expense:
Property operating costs	51.8	39%	51.9	40%	(0.1)
Depreciation	26.5	20%	27.1	22%	(0.6)
Amortization	17.7	13%	16.7	13%	1.0
General and administrative	9.4	7%	6.6	5%	2.8
	105.4		102.3		3.1
Other income (expense):
Interest expense	(15.5)	12%	(13.8)	11%	(1.7)
Other income	0.3	—%	0.5	—%	(0.2)
Loss on extinguishment of debt	—	—%	(1.7)	—%	1.7
Gain on sale of real estate assets	37.9	29%	45.2	35%	(7.3)
Net income	$50.2	38%	$57.8	44%	$(7.6)

Revenue

Rental and tenant reimbursement revenue increased approximately $1.6 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase is primarily due to the recognition of $1.2 million more accelerated lease revenue related to terminations during the three months ended March 31, 2019 as compared to the same period in the prior year. New leases commencing during 2018 and 2019 across our portfolio also contributed to the increase as compared to the same period in the prior year.

Property management fee revenue increased approximately $1.7 million for the three months ended March 31, 2019 as compared to the same period in the prior year. The increase is primarily due to construction management fees received from one of our former Independence Square properties during the three months ended March 31, 2019, with such fees varying from period-to-period due to the variability of construction activity.

Expense

Property operating costs decreased approximately $0.1 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Approximately $1.3 million of the decrease was due to lower overall expenses resulting from net disposition activity subsequent to January 1, 2018; however, this variance was substantially offset by higher overall occupancy costs, particularly higher recoverable property tax expense and repairs and maintenance costs at certain of our existing properties.

Depreciation expense decreased approximately $0.6 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Approximately $1.8 million of the decrease was attributable to net disposition activity subsequent to January 1, 2018; however, this decrease was partially offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2018.

Amortization expense increased approximately $1.0 million for the three months ended March 31, 2019 as compared to the same period in the prior year. Approximately $3.5 million of the increase is due to an increase in the amortization of lease intangible assets associated with properties acquired subsequent to January 1, 2018. The increase is substantially offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized either as a result of the expiration or early termination of leases subsequent to January 1, 2018.

General and administrative expenses increased approximately $2.8 million for the three months ended March 31, 2019 as compared to the same period in the prior year due largely to increased accruals for potential performance-based compensation. This increase was partially offset by a decrease in state and local tax expense as a result of a reduction in property-related deferred tax liabilities.

Other Income (Expense)

Interest expense increased approximately $1.7 million for the three months ended March 31, 2019 as compared to the same period in the prior year primarily as a result of higher average balances outstanding during the current quarter and higher variable interest rates.

The loss on extinguishment of debt for the three months ended March 31, 2018 is associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss includes the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets during the three months ended March 31, 2019 represents an approximate $33 million gain recognized on the sale of the One Independence Square building in Washington, D.C. that closed in February 2019, as well as an approximate $4 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of previously disputed tenant improvement overages. Gain on sale of real estate assets during the three months ended March 31, 2018 represents the gain recognized on the sale of the 2017 Disposition Portfolio comprised of 14 properties in various markets that closed in January 2018.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real estate and impairment charges, plus the add back of depreciation and amortization on real estate assets. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance.

We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain infrequent or non-recurring items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to that of other REITs.

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and then adding back non-cash items including: non-real estate depreciation, straight-line rent adjustments and fair value lease adjustments, non-cash components of interest expense and compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to that of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2019	Per Share(1)	March 31, 2018	Per Share(1)
GAAP net income applicable to common stock	$50,208	$0.40	$57,830	$0.42
Depreciation of real estate assets	26,309	0.21	26,969	0.20
Amortization of lease-related costs	17,685	0.14	16,716	0.12
Gain on sale of real estate assets	(37,887)	(0.30)	(45,209)	(0.33)
NAREIT Funds From Operations applicable to common stock	$56,315	$0.45	$56,306	$0.41
Adjustments:
Loss on extinguishment of debt	—	—	1,680	0.02
Core Funds From Operations applicable to common stock	$56,315	$0.45	$57,986	$0.43
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	523		466
Depreciation of non real estate assets	208		169
Straight-line effects of lease revenue	(2,683)		(3,473)
Stock-based and other non-cash compensation	2,780		288
Net effect of amortization of above and below-market in-place lease intangibles	(1,998)		(1,643)
Non-incremental capital expenditures (2)	(3,367)		(7,953)
Adjusted Funds From Operations applicable to common stock	$51,778		$45,840
Weighted-average shares outstanding – diluted	126,181		136,183
Common stock issued and outstanding as of period end	125,597		130,025

(1)	Based on weighted average shares outstanding – diluted.

(2)
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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and removing any impairment losses, gains or losses from sales of any property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Net income applicable to Piedmont (GAAP basis)	$50,208	$57,830	$50,208	$57,830

Net income/(loss) applicable to noncontrolling interest	1	(2)	1	(2)
Interest expense	15,493	13,758	15,493	13,758
Loss on extinguishment of debt	—	1,680	—	1,680
Depreciation	26,518	27,139	26,518	27,139
Amortization	17,685	16,716	17,685	16,716
Gain on sale of real estate assets	(37,887)	(45,209)	(37,887)	(45,209)
General & administrative expenses	9,368	6,552	9,368	6,552
Management fee revenue (1)	(1,822)	(150)	(1,822)	(150)
Other income	(62)	(230)	(62)	(230)
Straight-line rent effects of lease revenue	(2,683)	(3,473)
Amortization of lease-related intangibles	(1,998)	(1,643)

Property NOI	$74,821	$72,968	$79,502	$78,084

Net operating income from:
Acquisitions (2)	(3,101)	(175)	(3,478)	(263)
Dispositions (3)	(2,853)	(5,427)	(1,616)	(4,846)
Other investments (4)	(38)	(992)	(50)	(854)

Same Store NOI	$68,829	$66,374	$74,358	$72,121

Change period over period in Same Store NOI	3.7%	N/A	3.1%	N/A

(1)	Presented net of related operating expenses incurred to earn such management fee revenue.

(2)
Acquisitions consist of 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; and 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018.

(3)
Dispositions consist of a 14-property portfolio sold on January 4, 2018; 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018; and One Independence Square in Washington, D.C., sold on February 28, 2019.

(4)
Other investments consist of active or recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods and land. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties primarily located in select sub-markets within eight major office markets in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of March 31, 2019, our average lease is approximately 20,000 square feet with over six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current in-service portfolio of 53 office properties was 93.3% leased as of March 31, 2019 and December 31, 2018, and scheduled lease expirations for the portfolio as a whole for the remainder of 2019 are 11.9% of our ALR of which one 480,000 square foot lease with our largest tenant, State of New York, represents almost half of the expirations in 2019. This tenant is currently in lease renewal discussions with us for a substantial majority of the space. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2019, we had approximately 522,000 square feet of executed leases related to currently vacant space that had not yet commenced (301,000 square feet of which relates to a new, full-building lease at our Enclave Place building in Houston, Texas) and approximately 715,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

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

Same Store NOI increased 3.7% and 3.1% on a cash and accrual basis, respectively for the three months ended March 31, 2019 as compared with the three months ended March 31, 2018. In addition to improved occupancy, Same Store NOI (cash basis) was favorably impacted by the expiration of several large lease abatements at certain properties and $1.4 million more of termination fee income received, net of termination expenses, during the three months ended March 31, 2019 as compared to the first quarter of the prior year. Same Store NOI (accrual basis) was additionally favorably impacted by the commencement of several large leases throughout the portfolio. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2019, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table included in Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. There have been no material changes to these policies during the three months ended March 31, 2019.

Accounting Pronouncements Adopted during the Three Months Ended March 31, 2019

Leases

We have adopted ASU No. 2016-02, Leases (Topic 842), as well as various associated updates and amendments, which together comprise the requirements for lease accounting under Accounting Standards Codification 842 ("ASC 842"). ASC 842 fundamentally changes the definition of a lease, as well as the accounting for operating leases, by requiring lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the leased asset over the term of the lease. ASC 842 also prohibits the capitalization of internal direct payroll costs associated with negotiating and executing leases. Accounting for leases by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. Substantially all of our leases are with tenants (as lessees) in buildings owned and operated by us (as lessor). Operating leases where we are the lessee consist primarily of office space in buildings owned by a third party. The accounting for these leases resulted in recording immaterial right-of-use assets and lease liabilities.
In conjunction with adopting ASC 842, we adopted certain optional practical expedients, transition amendments, or made accounting policy elections as further detailed in Note 2 to our accompanying consolidated financial statements.
Stock Compensation to Nonemployees

During the three months ended March 31, 2019, we adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Our only awards affected by ASU 2018-07 are equity-classified award grants to our independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there were no cumulative effect adjustments recognized in cumulative distributions in excess of earnings upon adoption.

Other Recent Accounting Pronouncements

The FASB has issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The provisions of ASU 2016-13 replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. Further, the FASB has issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with ASU 2016-13, and excludes receivables arising from operating leases from the scope of ASU 2016-13. ASU 2016-13 is effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the potential impact of adoption; however, substantially all of our receivables are operating lease receivables and as such, we do not anticipate any material impact to our consolidated financial statements as a result of adoption.

Related-Party Transactions and Agreements

During the three months ended March 31, 2019, we entered into employment agreements with our President and Chief Investment Officer and with our Executive Vice President of Finance and Strategy and a retirement agreement with our Chief Executive Officer, as further described in our Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. There were no other related-party transactions during the three months ended March 31, 2019.

Contractual Obligations

There were no material changes in our contractual obligations during the three months ended March 31, 2019. For further information, see our annual disclosures related to contractual obligations in Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments Under Existing Lease Agreements; and

•	Contingencies Related to Tenant Audits/Disputes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2018 Line of Credit and $100 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

The estimated fair value of our debt was approximately $1.6 billion and $1.7 billion as of March 31, 2019 and December 31, 2018, respectively. Our interest rate swap agreements in place as of both March 31, 2019 and December 31, 2018 carried a notional amount totaling $450 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30%.

As of March 31, 2019, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.79% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2019, we had $85 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in an total interest rate of 3.40%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of March 31, 2019, resulted in a total interest rate of 4.10%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2019 would increase interest expense approximately $1.9 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no unregistered sales of equity securities during the first quarter of 2019.

(b)	Not applicable.

(c)
During the three months ended March 31, 2019, we repurchased shares of our common stock in the open market in order to reissue such shares under our Amended and Restated Dividend Reinvestment Plan (the "DRP"), as well as repurchased and retired shares as part of our Board-authorized stock repurchase plan. Of the 917,690 shares repurchased during the first quarter 2019, 727,821 shares (at an average price of $17.14 per share) related to repurchases of our common stock pursuant to our Board-authorized stock repurchase plan, and 189,869 shares (at an average price of $18.91 per share) related to shares purchased by our transfer agent on the open market and conveyed to participants in our DRP cumulatively for the fourth quarter 2018 dividend (paid on January 3, 2019) and the first quarter 2019 dividend (paid on March 15, 2019). Such stock repurchases for the quarter ended March 31, 2019 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2019 to January 31, 2019	802	$17.12	728	$74,089
February 1, 2019 to February 28, 2019	—	$—	—	$74,089
March 1, 2019 to March 31, 2019	116	$20.19	—	$74,089	(1)
Total	918	$17.51	728

(1)	Amounts available for purchase relate only to our Board-authorized stock repurchase plan under our current authorization to repurchase shares of our common stock through February 21, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
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

3.4
Articles Supplementary to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 14, 2016)

3.5
Articles of Amendment to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 23, 2018)

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019)

10.1
Retirement Agreement and General Release, dated as of March 19, 2019, between Donald A. Miller, CFA and Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.2
Employment Agreement, dated as of March 19, 2019, between C. Brent Smith and Piedmont Office Realty Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 1, 2019	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)