Form 10-Q
period 2019-06-30
Piedmont Office Realty Trust, Inc.
filed 2019-07-31
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2019
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
(770) 418-8800
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	PDM	NYSE

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 30, 2019:
125,783,408 shares

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic changes, and/or technology changes (including accounting standards) that impact the real estate market generally, or that could affect patterns of use of commercial office space;
•The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;
•Changes in the economies and other conditions affecting the office sector in general and specifically the eight markets in which we primarily operate where we have high concentrations of our Annualized Lease Revenue (see definition below);
•Lease terminations, lease defaults, or changes in the financial condition of our tenants, particularly by one of our large lead tenants;
•Adverse market and economic conditions, including any resulting impairment charges on both our long-lived assets or goodwill resulting therefrom;
•The success of our real estate strategies and investment objectives, including our ability to identify and consummate suitable acquisitions and divestitures;
•The illiquidity of real estate investments, including regulatory restrictions to which REITs are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
•The risks and uncertainties associated with our acquisition and disposition of properties, many of which risks and uncertainties may not be known at the time of acquisition or disposition;
•Development and construction delays and resultant increased costs and risks;
•Our real estate development strategies may not be successful;
•Future acts of terrorism in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;
•Costs of complying with governmental laws and regulations;
•Additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by government tenants during periods in which state or federal governments are shut down or on furlough;
•Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;
•Changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021;
•The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;
•Uncertainties associated with environmental and other regulatory matters;
•Potential changes in political environment and reduction in federal and/or state funding of our governmental tenants;
•Changes in the financial condition of our tenants directly or indirectly resulting from geopolitical developments that could negatively affect international trade, including the United Kingdom's referendum to withdraw from the European Union, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods;
•The effect of any litigation to which we are, or may become, subject;

•Changes in tax laws impacting real estate investment trusts ("REITs") and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”) or otherwise adversely affect our stockholders;
•The future effectiveness of our internal controls and procedures; and
•Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that is currently covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development/re-development properties, if any.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

The information presented in the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with GAAP.
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2018. Piedmont’s results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$517,479	$507,422
Buildings and improvements, less accumulated depreciation of $812,664 and $772,093 as of June 30, 2019 and December 31, 2018, respectively	2,342,028	2,305,096
Intangible lease assets, less accumulated amortization of $92,881 and $87,391 as of June 30, 2019 and December 31, 2018, respectively	79,331	77,676
Construction in progress	13,252	15,848
Real estate assets held for sale, net	—	110,552
Total real estate assets	2,952,090	3,016,594
Cash and cash equivalents	7,748	4,571
Tenant receivables	10,494	10,800
Straight-line rent receivables	171,422	162,589
Restricted cash and escrows	1,480	1,463
Prepaid expenses and other assets	33,086	25,356
Goodwill	98,918	98,918
Interest rate swaps	10	1,199
Deferred lease costs, less accumulated amortization of $196,339 and $183,611 as of June 30, 2019 and December 31, 2018, respectively	250,119	250,148
Other assets held for sale, net	—	20,791
Total assets	$3,525,367	$3,592,429
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $8,806 and $9,879 as of June 30, 2019 and December 31, 2018, respectively	$1,472,194	$1,495,121
Secured debt, net of premiums and unamortized debt issuance costs of $494 and $645 as of June 30, 2019 and December 31, 2018, respectively	189,782	190,351
Accounts payable, accrued expenses and accrued capital expenditures	97,502	102,519
Dividends payable	—	26,972
Deferred income	24,641	28,779
Intangible lease liabilities, less accumulated amortization of $63,491 and $59,144 as of June 30, 2019 and December 31, 2018, respectively	32,724	35,708
Interest rate swaps	5,549	839
Total liabilities	1,822,392	1,880,289
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2019 or December 31, 2018	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2019 or December 31, 2018	—	—
Common stock, $.01 par value, 750,000,000 shares authorized; 125,783,408 and 126,218,554 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,258	1,262
Additional paid-in capital	3,687,881	3,683,186
Cumulative distributions in excess of earnings	(1,989,446)	(1,982,542)
Other comprehensive income	1,530	8,462
Piedmont stockholders’ equity	1,701,223	1,710,368
Noncontrolling interest	1,752	1,772
Total stockholders’ equity	1,702,975	1,712,140
Total liabilities and stockholders’ equity	$3,525,367	$3,592,429
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental and tenant reimbursement revenue	$125,468	$123,525	$251,634	$247,973
Property management fee revenue	422	382	2,414	691
Other property related income	4,778	5,267	9,556	10,410
	130,668	129,174	263,604	259,074
Expenses:
Property operating costs	52,380	52,637	104,185	104,496
Depreciation	26,348	27,115	52,873	54,260
Amortization	18,461	15,245	36,161	31,978
General and administrative	12,418	8,258	21,786	14,810
	109,607	103,255	215,005	205,544
Other income (expense):
Interest expense	(15,112)	(15,687)	(30,605)	(29,445)
Other income	752	731	1,029	1,177
Loss on extinguishment of debt	—	—	—	(1,680)
Gain/(loss) on sale of real estate assets	1,451	(23)	39,338	45,186
Net income	8,152	10,940	58,361	68,768
Net loss applicable to noncontrolling interest	1	2	—	4
Net income applicable to Piedmont	$8,153	$10,942	$58,361	$68,772
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.06	$0.09	$0.46	$0.52
Weighted-average common shares outstanding – basic	125,693,365	128,346,433	125,633,777	132,090,741
Weighted-average common shares outstanding – diluted	126,490,507	128,700,743	126,404,294	132,431,642
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018

Net income applicable to Piedmont		$8,153		$10,942		$58,361		$68,772
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(3,465)		1,747		(5,489)		3,264
Plus: Reclassification of net (gain)/loss included in net income (See Note 5)	(672)		(245)		(1,443)		807
Other comprehensive income/(loss)		(4,137)		1,502		(6,932)		4,071
Comprehensive income applicable to Piedmont		$4,016		$12,444		$51,429		$72,843

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of an announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(48)	(26,375)	—	(7)	(26,430)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	106	1	2,879	—	—	—	2,880
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net income applicable to Piedmont	—	—	—	50,208	—	—	50,208
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Balance, March 31, 2019	125,597	$1,256	$3,686,017	$(1,971,184)	$5,667	$1,766	$1,723,522
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(94)	(26,415)	—	(13)	(26,522)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	186	2	1,958	—	—	—	1,960
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	8,153	—	—	8,153
Other comprehensive income	—	—	—	—	(4,137)	—	(4,137)
Balance, June 30, 2019	125,783	$1,258	$3,687,881	$(1,989,446)	$1,530	$1,752	$1,702,975

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	142,359	$1,424	$3,677,360	$(1,702,281)	$8,164	$1,822	$1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(12,482)	(125)	—	(231,763)	—	—	(231,888)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(19)	(28,284)	—	(8)	(28,311)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	148	1	2,900	—	—	—	2,901
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	57,830	—	—	57,830
Other comprehensive income	—	—	—	—	2,569	—	2,569
Balance, March 31, 2018	130,025	$1,300	$3,680,241	$(1,904,404)	$10,639	$1,812	$1,789,588
Share repurchases as part of an announced plan	(1,861)	(18)	—	(32,879)	—	—	(32,897)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(32)	(26,950)	—	(15)	(26,997)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	207	2	918	—	—	—	920
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	10,942	—	—	10,942
Other comprehensive income	—	—	—	—	1,502	—	1,502
Balance, June 30, 2018	128,371	$1,284	$3,681,127	$(1,953,291)	$12,141	$1,795	$1,743,056

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$58,361	$68,768
Operating distributions received from unconsolidated joint ventures	—	10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,873	54,260
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	261	(207)
Other amortization	33,650	29,061
Loss on extinguishment of debt	—	1,665
Stock compensation expense	9,831	5,004
Gain on sale of real estate assets	(39,338)	(45,186)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(8,683)	(6,974)
Increase in prepaid expenses and other assets	(7,644)	(6,452)
Cash received upon settlement of interest rate swaps	—	807
Decrease in accounts payable and accrued expenses	(5,255)	(13,672)
Decrease in deferred income	(2,117)	(3,839)
Net cash provided by operating activities	91,939	83,245
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(94,581)	(28,176)
Capitalized expenditures	(32,279)	(26,476)
Net sales proceeds from wholly-owned properties	168,342	419,557
Note receivable issuance	—	(3,200)
Deferred lease costs paid	(5,358)	(10,219)
Net cash provided by investing activities	36,124	351,486
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(88)	(248)
Proceeds from debt	253,000	773,225
Repayments of debt	(277,663)	(780,721)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,295)	(2,213)
Repurchases of common stock as part of announced plan	(16,899)	(266,062)
Dividends paid and discount on dividend reinvestments	(79,924)	(157,108)
Net cash used in financing activities	(124,869)	(433,127)
Net increase in cash, cash equivalents, and restricted cash and escrows	3,194	1,604
Cash, cash equivalents, and restricted cash and escrows, beginning of period	6,034	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$9,228	$10,359

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

1. Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, redevelopment, management, and ownership of commercial real estate properties located primarily in eight major office markets in the Eastern-half of the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned, taxable REIT subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of June 30, 2019, Piedmont owned 54 in-service office properties and one 487,000-square foot redevelopment asset. As of June 30, 2019, Piedmont's 54 in-service office properties comprised approximately 16.3 million square feet of primarily Class A commercial office space and were 92.6% leased. As of June 30, 2019, approximately 93% of Piedmont's Annualized Lease Revenue was generated primarily from select sub-markets located within eight major office markets: Atlanta, Boston, Chicago, Dallas, Minneapolis, New York, Orlando, and Washington, D.C.

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

Accounting Pronouncements Adopted during the Six Months Ended June 30, 2019

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
In conjunction with adopting ASC 842, Piedmont has adopted the following optional practical expedients, transition amendments, or made accounting policy elections as follows:
•a package of optional practical expedients which: (1) does not require the reassessment of any expired or existing contracts to determine if they contain a lease or to determine lease classification; and (2) does not require the write-off of any unamortized, previously capitalized, initial direct costs for any existing leases;
•an optional practical transition expedient provided by ASU No. 2018-01 which allows Piedmont to exclude certain land easements in place as of January 1, 2019 from the new guidance;
•an optional practical expedient provided by ASU No. 2018-11 which allows certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of an operating lease where Piedmont is the lessor;
•a transitional amendment which allows for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), effectively allowing for an initial adoption of ASC 842 (the new leasing guidance) on January 1, 2019 (the "Comparatives Under ASC 840 Option");
•an accounting policy election allowed by ASC 842 related to a recognition and measurement exception for short-term leases (defined as leases which are 12 months or less in duration) where Piedmont is the lessee. Piedmont's short-term lease expense reasonably reflects its lease commitments under such leases; and
•an accounting policy election allowed by ASU No. 2018-20 which permits Piedmont to exclude sales and other similar taxes from analysis to ascertain whether they are Piedmont's primary obligation (as lessor), and instead exclude such costs from revenue and account for them as costs of the lessee.
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

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by a third party. Piedmont recorded a right to use asset and corresponding lease liability of approximately $0.2 million using Piedmont's incremental borrowing rate as the lease discount rate. For the three and six months ended June 30, 2019, Piedmont recognized approximately $18,400 and $36,900 of operating lease costs, respectively. As of June 30, 2019, the weighted-average lease term of Piedmont's right of use assets is two years, and the weighted-average discount rate is 3.35%.

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

Piedmont's future minimum lease payments from lessees under non-cancelable operating leases where Piedmont is the lessor as of June 30, 2019 is presented below (in thousands):

Years ending December 31:
2019 (1)	$186,581
2020	360,273
2021	348,129
2022	336,398
2023	302,958
Thereafter	1,306,536
Total	$2,840,875

(1) Reflects rental payments for the fiscal period July 1, 2019 through December 31, 2019.

As required under the Comparatives Under ASC 840 Option described above, Piedmont's future minimum rental income from lessees under non-cancelable operating leases where Piedmont is the lessor as of December 31, 2018 is also presented below (in thousands):

Years ending December 31:
2019	$370,495
2020	352,541
2021	337,951
2022	324,960
2023	291,603
Thereafter	1,247,649
Total	$2,925,199

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and six months ended June 30, 2019, respectively, as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Fixed payments	$102,637	$206,296
Variable payments	22,831	45,338
Total Rental and Tenant Reimbursement Revenue	$125,468	$251,634

Additionally, ASU No. 2018-19 clarifies that operating lease receivables are within the scope of ASC 842; therefore, in accordance with ASC 842, effective January 1, 2019, Piedmont elected to evaluate the collectibility of its operating lease receivables on a tenant/lease-specific basis and began recognizing changes in the collectibility assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenue, rather than as a bad debt expense, a component of property operating costs. Consequently, during the three and six months ended June 30, 2019, Piedmont recognized approximately $51,000 and $42,000 of previously uncollectible operating lease receivables as an increase in rental and reimbursement revenue, respectively, and during the three and six months ended ended June 30, 2018, Piedmont recognized approximately $142,000 and $82,000 of expense related to uncollectible operating lease receivables as additional property operating costs, respectively.

Stock Compensation to Non-employees

During the six months ended June 30, 2019, Piedmont adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Piedmont's only awards affected by ASU 2018-07 are equity-classified award grants to its independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there was no cumulative effect adjustment recognized upon adoption.

Reclassifications

Although Piedmont has adopted the transitional amendment under ASC 842 described above, Piedmont has combined the presentation of rental income and tenant reimbursements in the accompanying consolidated statements of income for the prior periods to conform to the current period financial presentation under presentation guidance detailed in Accounting Standards Codification 205 Presentation of Financial Statements. These amounts included the presentation of approximately $101.5 million of rental income, and $22.0 million of tenant reimbursements for the three months ended June 30, 2018 as rental and tenant reimbursement revenue of $123.5 million. For the six months ended June 30, 2018, these amounts included the presentation of approximately $202.9 million of rental income, and $45.1 million of tenant reimbursements as rental and tenant reimbursement revenue of $248.0 million. Further, we intend to make a similar reclassification for the years ended December 31, 2018 and 2017 in our Form 10-K for the year ending December 31, 2019. We will present approximately $411.7 million of rental income and $92.7 million of tenant reimbursements for the year ended December 31, 2018 as rental and tenant reimbursement revenue of $504.4 million. We will present approximately $455.1 million of rental income and $98.2 million million of tenant reimbursements for the year ended December 31, 2017 as rental and tenant reimbursement revenue of $553.3 million. Finally, the subtotal of Revenues less Expenses was removed within the accompanying consolidated statements of income for the three and six months ended June 30, 2018 to correct the prior period presentation, and will also be removed from prior annual periods in subsequent filings.

Other Recent Accounting Pronouncements

The FASB has issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as well as ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments- Credit Losses: Targeted Transition Relief (collectively the "Credit Loss Amendments"). The provisions of the Credit Loss Amendments replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. Further, the FASB has issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with the Credit Loss Amendments, and excludes receivables arising from operating leases from the scope of the Credit Loss Amendments. Both ASU 2018-19 and the Credit Loss Amendments are effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. Piedmont is currently evaluating the potential impact of adoption; however, substantially all of Piedmont's receivables are operating lease receivables and as such, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of the Credit Loss Amendments and ASU 2018-19.

3. Acquisitions

During the six months ended June 30, 2019, Piedmont acquired one property using cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price(1)(in millions)
Galleria 100	Atlanta, Georgia	May 6, 2019	100%	414,293	91%	$95.1

(1) Price includes the purchase of an adjacent parcel of developable land.

4. Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2019 and December 31, 2018 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						June 30, 2019	December 31, 2018
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$29,288	$29,706
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						494	645
Subtotal/Weighted Average (5)	3.80%					189,782	190,351
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	3.20%	(7)	11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	3.31%		9/30/2022	(8)	181,000	205,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	4.07%	(9)	3/31/2025		250,000	250,000
Discounts and unamortized debt issuance costs						(8,806)	(9,879)
Subtotal/Weighted Average (5)	3.75%					1,472,194	1,495,121
Total/Weighted Average (5)	3.75%					$1,661,976	$1,685,472

(1) Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of June 30, 2019 and December 31, 2018 is interest-only.
(2) Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3) Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4) Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.
(5) Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of June 30, 2019.
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
(9) The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of June 30, 2019.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $14.3 million and $14.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $31.9 million and $30.7 million for the six months ended June 30, 2019 and 2018, respectively. Also, Piedmont capitalized interest of approximately $0.6 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $1.1 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of June 30, 2019.

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

As of June 30, 2019, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the Amended and Restated $300 Million Unsecured 2011 Term Loan, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 69 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2019 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2019 and December 31, 2018, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2019	December 31, 2018
Gross derivative assets	$10	$1,199
Gross derivative liabilities	(5,549)	(839)
Net derivative asset/(liability)	$(5,539)	$360

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and six months ended June 30, 2019 and 2018, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amount of gain/(loss) recognized in OCI	$(3,465)	$1,747	$(5,489)	$3,264
Amount of previously recorded gain reclassified from OCI into Interest Expense	$672	$245	$1,443	$451
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$—	$—	$(1,258)

Total amount of Interest Expense presented in the consolidated statements of income	$(15,112)	$(15,687)	$(30,605)	$(29,445)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$—	$—	$—	$(1,680)

(1) Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of debt.

Piedmont estimates that approximately $0.5 million will be reclassified from OCI as a reduction of interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and six months ended June 30, 2019 and 2018, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $5.7 million as of June 30, 2019. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6. Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019			December 31, 2018
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents(1)	$7,748	$7,748	Level 1	$4,571	$4,571	Level 1
Tenant receivables(1)	$10,494	$10,494	Level 1	$10,800	$10,800	Level 1
Restricted cash and escrows(1)	$1,480	$1,480	Level 1	$1,463	$1,463	Level 1
Interest rate swaps	$10	$10	Level 2	$1,199	$1,199	Level 2
Liabilities:
Accounts payable and accrued expenses(1)	$10,708	$10,708	Level 1	$47,328	$47,328	Level 1
Interest rate swaps	$5,549	$5,549	Level 2	$839	$839	Level 2
Debt, net	$1,661,976	$1,695,546	Level 2	$1,685,472	$1,698,213	Level 2

(1) For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2019 and December 31, 2018; however, to estimate its fair value as disclosed in the table above, Piedmont used widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above (further discussed in Note 5) are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2019 and December 31, 2018. The estimated fair value of these derivative instruments was determined using widely accepted valuation techniques such as discounted cash flow analysis based on the contractual terms of the derivatives including the period to maturity of each instrument. Observable market-based inputs, including interest rate curves and implied volatilities, were also used. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments for both Piedmont and the counterparties that were at risk as of the valuation date. The credit risks of both Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2019 and December 31, 2018, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7. Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2019, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $25.5 million for the 17 year, full-building lease with Transocean at its Enclave Place property (301,000 square feet). These commitments will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no such reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three and six months ended June 30, 2019 and approximately $0 and $0.4 million of such reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three and six months ended June 30, 2018, respectively.

8. Related Party Transactions

During the six months ended June 30, 2019, Piedmont entered into employment or retirement agreements with certain of its current and former executive officers as more fully described in its Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. There were no other related-party transactions during the six months ended June 30, 2019.

9. Assets Held for Sale

As of June 30, 2019, no properties met the criteria for held for sale classification; however, as of December 31, 2018, the One Independence Square building in Washington, D.C. met the criteria for held for sale classification. Consequently its assets as of December 31, 2018 are presented as held for sale in the accompanying consolidated balance sheets. The One Independence Square building was sold on February 28, 2019. In conjunction with the sale of One Independence Square, Piedmont recognized a gain on real estate assets of approximately $33.1 million, and net sales proceeds of approximately $163.6 million. Details of assets held for sale as of June 30, 2019 and December 31, 2018 are presented below (in thousands):

	June 30, 2019	December 31, 2018
Real estate assets held for sale, net:
Land	$—	$30,562
Building and improvements, less accumulated depreciation of $0 and $48,453 as of June 30, 2019 and December 31, 2018, respectively	—	77,936
Construction in progress	—	2,054
Total real estate assets held for sale, net	$—	$110,552

Other assets held for sale, net:
Straight-line rent receivables	$—	$10,756
Prepaid expenses and other assets	—	430
Deferred lease costs, less accumulated amortization of $0 and $2,446 as of June 30, 2019 and December 31, 2018, respectively	—	9,605
Total other assets held for sale, net	$—	$20,791

10. Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock award units to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain management employees' long-term equity incentive program is split equally between the time-vested award units described above and a multi-year performance share program whereby the actual awards are contingent upon Piedmont's total stockholder return ("TSR") relative to a peer group of office REITs' TSR. The long-term equity incentives for these certain employees, as well as the peer group, is predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award. The fair values of the multi-year performance share awards are estimated using a Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2018	1,227,483	$23.14
Deferred Stock Awards Granted	354,057	$21.02
Increase in Estimated Potential Share Award	420,894	$29.52
Performance Stock Awards Vested	(139,127)	$23.02
Deferred Stock Awards Vested	(440,450)	$19.66
Deferred Stock Awards Forfeited	(11,554)	$18.96
Unvested and Potential Stock Awards as of June 30, 2019	1,411,303	$25.64

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2019 and 2018, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$21.02	$17.84	$21.02	$17.84
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$8,318	$5,639	$8,658	$6,363
Share-based Liability Awards Paid During the Period(1)	$—	$—	$3,239	$2,947

(1) Amounts reflect the issuance of performance share awards related to the 2016-18 and 2015-17 Performance Share Plans during the six months ended June 30, 2019 and 2018, respectively.

A detail of Piedmont’s outstanding stock awards as of June 30, 2019 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 18, 2017	Deferred Stock Award	196,036	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	41,341
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	286,670	(2)
May 17, 2018	Deferred Stock Award	271,169	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	109,306
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	366,032	(2)
May 15, 2019	Deferred Stock Award-Board of Directors	25,974	$20.79	Of the shares granted, 100% will vest by May 15, 2020.	25,974
May 3, 2019	Deferred Stock Award	300,825	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	196,633
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	385,347	(2)
Total					1,411,303

(1) Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2019.
(2) Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2019. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended June 30, 2019 and 2018, Piedmont recognized approximately $4.4 million and $4.0 million of compensation expense related to stock awards of which $2.9 million and $2.6 million is related to the amortization of unvested shares, respectively. During the six months ended June 30, 2019 and 2018, Piedmont recognized approximately $5.9 million and $5.0 million of compensation expense related to stock awards of which $4.4 million and $3.9 million is related to the amortization of unvested shares, respectively. During the six months ended June 30, 2019, a net total of 292,675 shares were issued to employees. As of June 30, 2019, approximately $5.5 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

11. Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non cash investing and financing activities for the six months ended June 30, 2019 and 2018, (in thousands) are outlined below:

	Six Months Ended
	June 30, 2019	June 30, 2018
Accrued capital expenditures and deferred lease costs	$11,989	$8,920
Change in accrued dividends and discount on dividend reinvestments	$(26,972)	$(101,800)
Change in accrued share repurchases as part of an announced plan	$(4,417)	$(1,277)
Accrued deferred financing costs	$37	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as reported, or previously reported, within the consolidated balance sheet to the consolidated statement of cash flows as of the six months ended June 30, 2019 and 2018, respectively (in thousands).

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash and cash equivalents, beginning of period	$4,571	$7,382
Restricted cash and escrows, beginning of period	1,463	1,373
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$6,034	$8,755

Cash and cash equivalents, end of period	$7,748	$8,944
Restricted cash and escrows, end of period	1,480	1,415
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$9,228	$10,359

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended June 30, 2019 and 2018, Piedmont calculated and excluded anti-dilutive shares of 104,439 and 155,529, respectively, and for the six months ended June 30, 2019 and 2018, Piedmont calculated and excluded anti-dilutive shares of 200,111 and 223,233, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted-average common shares – basic	125,693	128,346	125,634	132,091
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	798	355	770	341
Weighted-average common shares – diluted	126,491	128,701	126,404	132,432

13. Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheets
As of June 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$481,385	$—	$517,479
Buildings and improvements, less accumulated depreciation	—	186,061	2,156,267	(300)	2,342,028
Intangible lease assets, less accumulated amortization	—	—	79,331	—	79,331
Construction in progress	—	785	12,467	—	13,252
Total real estate assets	—	222,940	2,729,450	(300)	2,952,090
Cash and cash equivalents	150	3,484	4,114	—	7,748
Tenant and straight-line rent receivables	—	16,744	165,172	—	181,916
Investment in subsidiaries	1,703,277	2,839,828	164	(4,543,269)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	71	5,868	28,689	(52)	34,576
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	14,369	235,750	—	250,119
Total assets	$1,703,498	$3,202,961	$3,307,839	$(4,688,931)	$3,525,367
Liabilities:
Debt, net	$—	$1,472,146	$335,140	$(145,310)	$1,661,976
Accounts payable, accrued expenses, and accrued capital expenditures	523	13,085	83,946	(52)	97,502
Deferred income	—	2,210	22,431	—	24,641
Intangible lease liabilities, net	—	—	32,724	—	32,724
Interest rate swaps	—	5,549	—	—	5,549
Total liabilities	523	1,492,990	474,241	(145,362)	1,822,392
Equity:
Total stockholders’ equity	1,702,975	1,709,971	2,833,598	(4,543,569)	1,702,975
Total liabilities and stockholders’ equity	$1,703,498	$3,202,961	$3,307,839	$(4,688,931)	$3,525,367

Condensed Consolidating Balance Sheets
As of December 31, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$471,328	$—	$507,422
Buildings and improvements, less accumulated depreciation	—	176,927	2,128,469	(300)	2,305,096
Intangible lease assets, less accumulated amortization	—	—	77,676	—	77,676
Construction in progress	—	5,708	10,140	—	15,848
Real estate assets held for sale, net	—	—	110,552	—	110,552
Total real estate assets	—	218,729	2,798,165	(300)	3,016,594
Cash and cash equivalents	150	—	4,939	(518)	4,571
Tenant and straight-line rent receivables	—	16,143	157,246	—	173,389
Investment in subsidiaries	1,744,122	2,704,337	166	(4,448,625)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	42	5,682	22,318	(24)	28,018
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,158	234,990	—	250,148
Other assets held for sale, net	—	—	20,791	—	20,791
Total assets	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429
Liabilities:
Debt, net	$—	$1,495,065	$335,717	$(145,310)	$1,685,472
Accounts payable, accrued expenses, dividends payable, interest rate swaps and accrued capital expenditures	32,174	15,382	83,316	(542)	130,330
Deferred income	—	2,274	26,505	—	28,779
Intangible lease liabilities, net	—	—	35,708	—	35,708
Total liabilities	32,174	1,512,721	481,246	(145,852)	1,880,289
Equity:
Total stockholders’ equity	1,712,140	1,547,056	2,901,869	(4,448,925)	1,712,140
Total liabilities and stockholders’ equity	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429

Consolidating Statements of Income
For the three months ended June 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$11,271	$114,906	$(709)	$125,468
Property management fee revenue	—	—	4,331	(3,909)	422
Other property related income	—	40	4,738	—	4,778
	—	11,311	123,975	(4,618)	130,668
Expenses:
Property operating costs	—	5,255	51,743	(4,618)	52,380
Depreciation	—	3,009	23,339	—	26,348
Amortization	—	469	17,992	—	18,461
General and administrative	94	1,567	10,757	—	12,418
	94	10,300	103,831	(4,618)	109,607
Other income (expense):
Interest expense	—	(13,392)	(3,600)	1,880	(15,112)
Other income/(expense)	—	38	2,594	(1,880)	752
Gain on sale of real estate assets	—	—	1,451	—	1,451
Income/(loss) before consolidated subsidiaries	(94)	(12,343)	20,589	—	8,152
Income from subsidiaries	8,247	24,118	—	(32,365)	—
Net income	8,153	11,775	20,589	(32,365)	8,152
Plus: Net loss applicable to noncontrolling interest	—	—	1	—	1
Net income applicable to Piedmont	$8,153	$11,775	$20,590	$(32,365)	$8,153

Consolidating Statements of Income
For the three months ended June 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$11,433	$112,684	$(592)	$123,525
Property management fee revenue	—	—	4,147	(3,765)	382
Other property related income	—	29	5,238	—	5,267
	—	11,462	122,069	(4,357)	129,174
Expenses:
Property operating costs	—	4,927	52,067	(4,357)	52,637
Depreciation	—	2,846	24,269	—	27,115
Amortization	—	463	14,782	—	15,245
General and administrative	86	1,539	6,633	—	8,258
	86	9,775	97,751	(4,357)	103,255
Other income (expense):
Interest expense	—	(13,953)	(3,614)	1,880	(15,687)
Other income/(expense)	—	36	2,575	(1,880)	731
Loss on sale of real estate assets, net	—	(13)	(10)	—	(23)
	—	(13,930)	(1,049)	—	(14,979)
Income/(loss) before consolidated subsidiaries	(86)	(12,243)	23,269	—	10,940
Income from subsidiaries	11,028	24,557	—	(35,585)	—
Net income	10,942	12,314	23,269	(35,585)	10,940
Plus: Net loss applicable to noncontrolling interest	—	—	2	—	2
Net income applicable to Piedmont	$10,942	$12,314	$23,271	$(35,585)	$10,942

Consolidating Statements of Income
For the six months ended June 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$22,536	$230,502	$(1,404)	$251,634
Property management fee revenue	—	—	10,339	(7,925)	2,414
Other property related income	—	77	9,479	—	9,556
	—	22,613	250,320	(9,329)	263,604
Expenses:
Property operating costs	—	10,341	103,173	(9,329)	104,185
Depreciation	—	5,979	46,894	—	52,873
Amortization	—	949	35,212	—	36,161
General and administrative	195	3,327	18,264	—	21,786
	195	20,596	203,543	(9,329)	215,005
Other income (expense):
Interest expense	—	(27,162)	(7,190)	3,747	(30,605)
Other income/(expense)	—	110	4,666	(3,747)	1,029
Gain on sale of real estate assets	—	128	39,210	—	39,338
	—	(26,924)	36,686	—	9,762
Income/(loss) before consolidated subsidiaries	(195)	(24,907)	83,463	—	58,361
Income from subsidiaries	58,556	49,083	—	(107,639)	—
Net income	58,361	24,176	83,463	(107,639)	58,361
Plus: Net loss applicable to noncontrolling interest	—	—	—	—	—
Net income applicable to Piedmont	$58,361	$24,176	$83,463	$(107,639)	$58,361

Consolidating Statements of Income
For the six months ended June 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$22,892	$226,189	$(1,108)	$247,973
Property management fee revenue	—	—	8,328	(7,637)	691
Other property related income	—	57	10,353	—	10,410
	—	22,949	244,870	(8,745)	259,074
Expenses:
Property operating costs	—	9,641	103,600	(8,745)	104,496
Depreciation	—	5,710	48,550	—	54,260
Amortization	—	1,074	30,904	—	31,978
General and administrative	186	3,425	11,199	—	14,810
	186	19,850	194,253	(8,745)	205,544
Other income (expense):
Interest expense	—	(25,975)	(7,312)	3,842	(29,445)
Other income/(expense)	—	160	4,859	(3,842)	1,177
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets, net	—	1,417	43,769	—	45,186
	—	(26,078)	41,316	—	15,238
Income/(loss) before consolidated subsidiaries	(186)	(22,979)	91,933	—	68,768
Income from subsidiaries	68,958	92,226	—	(161,184)	$—
Net income	68,772	69,247	91,933	(161,184)	68,768
Plus: Net loss applicable to noncontrolling interest	—	—	4	—	4
Net income applicable to Piedmont	$68,772	$69,247	$91,937	$(161,184)	$68,772

Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$8,153	$11,775	$20,590	$(32,365)	$8,153
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges	(3,465)	(3,465)	—	3,465	(3,465)
Less: Reclassification of net gain included in net income	(672)	(672)	—	672	(672)
Other comprehensive loss	(4,137)	(4,137)	—	4,137	(4,137)

Comprehensive income	$4,016	$7,638	$20,590	$(28,228)	$4,016

Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$10,942	$12,314	$23,271	$(35,585)	$10,942
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	1,747	1,747	—	(1,747)	1,747
Less: Reclassification of net gain included in net income	(245)	(245)	—	245	(245)
Other comprehensive income	1,502	1,502	—	(1,502)	1,502

Comprehensive income	$12,444	$13,816	$23,271	$(37,087)	$12,444

Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$58,361	$24,176	$83,463	$(107,639)	$58,361
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges	(5,489)	(5,489)	—	5,489	(5,489)
Less: Reclassification of net gain included in net income	(1,443)	(1,443)	—	1,443	(1,443)
Other comprehensive loss	(6,932)	(6,932)	—	6,932	(6,932)

Comprehensive income	$51,429	$17,244	$83,463	$(100,707)	$51,429

Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$68,772	$69,247	$91,937	$(161,184)	$68,772
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	3,264	3,264	—	(3,264)	3,264
Plus: Reclassification of net loss included in net income	807	807	—	(807)	807
Other comprehensive income	4,071	4,071	—	(4,071)	4,071

Comprehensive income	$72,843	$73,318	$91,937	$(165,255)	$72,843

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$63,408	$28,208	$107,444	$(107,121)	$91,939

Cash Flows from Investing Activities:
Investment in real estate assets and intangibles	—	(10,616)	(116,244)	—	(126,860)
Net sales proceeds from wholly-owned properties	—	128	168,214	—	168,342
Deferred lease costs paid	—	(327)	(5,031)	—	(5,358)
Distributions from subsidiaries	36,690	199,035	—	(235,725)	—
Net cash provided by investing activities	36,690	188,220	46,939	(235,725)	36,124
Cash Flows from Financing Activities:
Debt issuance and other costs paid	—	(88)	—	—	(88)
Proceeds from debt	—	253,000	—	—	253,000
Repayments of debt	—	(277,000)	(663)	—	(277,663)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,295)	—	—	—	(3,295)
Repurchases of common stock as part of announced plan	(16,899)	—	—	—	(16,899)
Distributions	(79,904)	(188,856)	(154,528)	343,364	(79,924)
Net cash used in financing activities	(100,098)	(212,944)	(155,191)	343,364	(124,869)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	3,484	(808)	518	3,194
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	32	6,370	(518)	6,034
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$3,516	$5,562	$—	$9,228

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$71,842	$73,022	$99,557	$(161,176)	$83,245

Cash Flows from Investing Activities:
Investment in real estate assets and intangibles	—	(3,159)	(51,493)	—	(54,652)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	36,572	382,985	—	419,557
Note receivable issuance	—	—	(3,200)	—	(3,200)
Deferred lease costs paid	—	(20)	(10,199)	—	(10,219)
Distributions from subsidiaries	353,518	64,863	—	(418,381)	—
Net cash provided by investing activities	353,518	186,256	318,093	(506,381)	351,486
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(248)	—	—	(248)
Proceeds from debt	—	773,225	—	—	773,225
Repayments of debt	—	(780,000)	(721)	—	(780,721)
Intercompany note payable	—	—	(88,000)	88,000	—
Value of shares withheld to pay tax obligations related to employee stock compensation	(2,213)	—	—	—	(2,213)
Repurchases of common stock as part of announced plan	(266,062)	—	—	—	(266,062)
Distributions	(157,085)	(250,818)	(328,762)	579,557	(157,108)
Net cash used in financing activities	(425,360)	(257,841)	(417,483)	667,557	(433,127)
Net increase in cash, cash equivalents, and restricted cash and escrows	—	1,437	167	—	1,604
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,906	4,699	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$5,343	$4,866	$—	$10,359

14. Subsequent Events

Third Quarter Dividend Declaration

On July 31, 2019, the Board of Directors of Piedmont declared dividends for the third quarter 2019 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 30, 2019. Such dividends are to be paid on September 20, 2019.

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

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. As of the filing date, we have $313 million of unused capacity under our line of credit. When necessary, we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2019 and 2018 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Capital expenditures for redevelopment/renovations	$6,671	$4,179
Other capital expenditures, including building and tenant improvements	25,608	22,297
Total capital expenditures(1)	$32,279	$26,476

(1)  Of the total amounts paid, approximately $1.3 million and $0.8 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2019 and 2018, respectively.

"Capital expenditures for redevelopment/renovations" during the six months ended June 30, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota. Expenditures during the six months ended June 30, 2018 related to a now-complete redevelopment project that converted our 3100 Clarendon Boulevard building in Arlington, Virginia from single-tenant/governmental use into Class A, private sector, multi-tenant, office space, as well as a redevelopment project to upgrade common areas, amenities, and parking, at our Two Pierce Place building in Itasca, Illinois.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the six months ended June 30, 2019, we committed to spend approximately $5.12 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments) as compared to $4.48 (net of expired lease commitments) for the six months ended June 30, 2018. As of June 30, 2019, we have one individually significant tenant improvement commitment of approximately $25.5 million for the 17 year, full-building lease with Transocean at our Enclave Place property (301,000 square feet), which we executed in September of 2018 and expect to fund by the end of 2019. In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. In particular, we are currently in the advanced stages of negotiating an 18-20 year renewal of the lease with our largest tenant, State of New York, and anticipate expending significant capital for market-based tenant improvement allowances and leasing commissions over the next 3-4 years associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading at a significant discount to net asset value. As of June 30, 2019, we had approximately $74.1 million of board-authorized capacity remaining for future stock repurchases. Finally, although we currently have no scheduled debt maturities until the third quarter of 2021, on a longer term basis we expect to use capital to repay debt obligations when they become due.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended June 30, 2019 was $8.2 million, or $0.06 per diluted share, as compared with net income applicable to common stockholders of $10.9 million, or $0.09 per diluted share, for the three months ended June 30, 2018. The decrease is mainly due to a charge to general and administrative expense for retirement and separation expenses associated with the transition of our senior executive management team.

Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2019 and 2018, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2019	% of Revenues	June 30, 2018	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$125.5		$123.5		$2.0
Property management fee revenue	0.4		0.4		—
Other property related income	4.8		5.3		(0.5)
Total revenues	130.7	100%	129.2	100%	1.5
Expense:
Property operating costs	52.4	40%	52.6	41%	(0.2)
Depreciation	26.3	20%	27.1	21%	(0.8)
Amortization	18.5	14%	15.3	12%	3.2
General and administrative	12.4	10%	8.3	7%	4.1
	109.6		103.3		6.3
Other income (expense):
Interest expense	(15.1)	12%	(15.7)	12%	0.6
Other income	0.8	1%	0.7	1%	0.1
Gain on sale of real estate assets	1.4	1%	—	—%	1.4
Net income	$8.2	6%	$10.9	8%	$(2.7)

Revenue

Rental and tenant reimbursement revenue increased approximately $2.0 million for the three months ended June 30, 2019, as compared to the same period in the prior year. The variance is primarily due to increased occupancy from new leases commencing during 2018 and 2019 across our portfolio.

Expense

Property operating costs decreased approximately $0.2 million for the three months ended June 30, 2019, as compared to the same period in the prior year. Approximately $1.5 million of the decrease was due to net disposition activity subsequent to June 30, 2018. This decrease was largely offset by an increase in recoverable property tax expense and repairs and maintenance costs of approximately $1.1 million across our existing portfolio of properties.

Depreciation expense decreased approximately $0.8 million for the three months ended June 30, 2019 as compared to the same period in the prior year. Approximately $1.6 million of the decrease was attributable to net disposition activity subsequent to June 30, 2018; however, this decrease was partially offset by depreciation on additional building and tenant improvements placed in service subsequent to April 1, 2018 across our existing portfolio of properties.

Amortization expense increased approximately $3.2 million for the three months ended June 30, 2019 as compared to the same period in the prior year. Approximately $4.4 million of the variance was due to an increase in the amortization of lease intangible assets associated with properties acquired subsequent to June 30, 2018. This increase was partially offset by approximately $1.3 million of lease intangible assets or other deferred costs at our existing properties becoming fully amortized either as a result of the expiration or early termination of leases subsequent to April 1, 2018.

General and administrative expense increased approximately $4.1 million for the three months ended June 30, 2019 as compared to the same period in the prior year primarily due to approximately $3.2 million of retirement and separation expenses associated with senior management transition that occurred during the three months ended June 30, 2019. The remainder of the increase is primarily due to increased accruals for expenses associated with potential performance-based equity compensation, as well as lower state and local tax expense in the prior period associated with a reduction in property-related deferred tax liabilities.

Other Income (Expense)

Interest expense decreased approximately $0.6 million for the three months ended June 30, 2019 as compared to the same period in the prior year. The decrease is primarily attributable to a lower average balance on our $500 Million Unsecured 2018 Line of Credit as well as higher capitalized interest expense in the current period as part of the redevelopment project to upgrade amenities and parking at our Two Pierce Place building.

Gain on sale of real estate assets during the three months ended June 30, 2019 reflected an adjustment of the gain on the sale of the Two Independence Square building located in Washington, D.C. related to the reimbursement of certain previously disputed tenant improvement overages.

Comparison of the accompanying consolidated statements of income for the six months ended June 30, 2019 versus the six months ended June 30, 2018

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2019 and 2018, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2019	% of Revenues	June 30, 2018	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$251.6		$248.0		$3.6
Property management fee revenue	2.4		0.7		1.7
Other property related income	9.6		10.4		(0.8)
Total revenues	263.6	100%	259.1	100%	4.5
Expense:
Property operating costs	104.2	39%	104.5	40%	(0.3)
Depreciation	52.8	20%	54.3	21%	(1.5)
Amortization	36.1	14%	32.0	12%	4.1
General and administrative	21.8	8%	14.8	6%	7.0
	214.9		205.6		9.3
Other income (expense):
Interest expense	(30.6)	12%	(29.4)	11%	(1.2)
Other income	1.0	—%	1.2	—%	(0.2)
Loss on extinguishment of debt	—	—%	(1.7)	—%	1.7
Gain on sale of real estate assets	39.3	15%	45.2	17%	(5.9)
Net income	$58.4	22%	$68.8	27%	$(10.4)

Revenue

Rental and tenant reimbursement revenue increased approximately $3.6 million for the six months ended June 30, 2019 as compared to the same period in the prior year. The variance was primarily due to increased overall occupancy in the portfolio from new leases commencing during 2018 and 2019 across our portfolio.

Property management fee revenue increased approximately $1.7 million for the six months ended June 30, 2019 as compared to the same period in the prior year. The increase was primarily due to construction management fees received from one of our former Independence Square properties during the six months ended June 30, 2019, with such fees varying from period-to-period due to the variability of construction activity.

Expense

Property operating costs decreased approximately $0.3 million for the six months ended June 30, 2019 as compared to the same period in the prior year. Approximately $2.6 million of the decrease was due to lower overall expenses resulting from net disposition activity subsequent to January 1, 2018; however, this variance was substantially offset by higher overall occupancy costs, particularly higher recoverable property tax expense and repairs and maintenance costs at certain of our existing properties.

Depreciation expense decreased approximately $1.5 million for the six months ended June 30, 2019 as compared to the same period in the prior year. Approximately $3.4 million of the decrease was attributable to net disposition activity subsequent to January 1, 2018; however, this decrease was offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2018.

Amortization expense increased approximately $4.1 million for the six months ended June 30, 2019 as compared to the same period in the prior year. Approximately $7.9 million of the increase was due to the amortization of lease intangible assets associated with properties acquired subsequent to January 1, 2018. The increase was substantially offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized either as a result of the expiration or early termination of leases subsequent to January 1, 2018.

General and administrative expenses increased approximately $7.0 million for the six months ended June 30, 2019 as compared to the same period in the prior year due primarily to $3.2 million of retirement and separation expenses associated with the senior management transition that occurred during the six months ended June 30, 2019. The remainder of the increase is due primarily to increased accruals of expense associated with potential performance-based equity compensation.

Other Income (Expense)

Interest expense increased approximately $1.2 million for the six months ended June 30, 2019 as compared to the same period in the prior year primarily as a result of higher average balances outstanding during the current year and higher variable interest rates. The variance was partially offset by an increase in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $0.6 million.

The loss on extinguishment of debt for the six months ended June 30, 2018 was associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss included the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets during the six months ended June 30, 2019 reflected an approximate $33.1 million gain recognized on the sale of the One Independence Square building in Washington, D.C. that closed in February 2019, as well as an approximate $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages. Gain on sale of real estate assets during the six months ended June 30, 2018 reflected the gain recognized on the sale of the 2017 Disposition Portfolio comprised of 14 properties in various markets that closed in January 2018.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2019	Per Share(1)	June 30, 2018	Per Share(1)	June 30, 2019	Per Share(1)	June 30, 2018	Per Share(1)
GAAP net income applicable to common stock	$8,153	$0.06	$10,942	$0.09	$58,361	$0.46	$68,772	$0.52
Depreciation of real estate assets	26,128	0.21	26,894	0.21	52,437	$0.41	53,863	0.41
Amortization of lease-related costs	18,446	0.15	15,229	0.11	36,131	$0.29	31,945	0.24
(Gain)/loss on sale of real estate assets	(1,451)	(0.01)	23	—	(39,338)	$(0.31)	(45,186)	(0.34)
NAREIT Funds From Operations applicable to common stock	$51,276	$0.41	$53,088	$0.41	$107,591	$0.85	$109,394	$0.83
Adjustments:
Retirement and separation expenses associated with senior management transition	$3,175	$0.02	$—	$—	$3,175	$0.03	$—	$—
Loss on extinguishment of debt	—	—	—	—	—	$—	1,680	0.01
Core Funds From Operations applicable to common stock	$54,451	$0.43	$53,088	$0.41	$110,766	$0.88	$111,074	$0.84
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	525		545		1,048		1,011
Depreciation of non real estate assets	212		213		420		382
Straight-line effects of lease revenue	(3,223)		(4,806)		(5,906)		(8,279)
Stock-based and other non-cash compensation	2,184		2,513		4,964		2,801
Net effect of amortization of above and below-market in-place lease intangibles	(2,088)		(1,987)		(4,086)		(3,630)
Non-incremental capital expenditures (2)	(9,691)		(10,178)		(13,058)		(18,131)
Adjusted Funds From Operations applicable to common stock	$42,370		$39,388		$94,148		$85,228
Weighted-average shares outstanding – diluted	126,491		128,701		126,404		132,432

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2019 and 2018, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income applicable to Piedmont (GAAP basis)	$8,153	$10,942	$8,153	$10,942

Net loss applicable to noncontrolling interest	(1)	(2)	(1)	(2)
Interest expense	15,112	15,687	15,112	15,687
Depreciation	26,340	27,107	26,340	27,107
Amortization	18,446	15,229	18,446	15,229
(Gain)/loss on sale of real estate assets	(1,451)	23	(1,451)	23
Retirement and separation expenses associated with senior management transition	3,175	—	3,175	—
General & administrative expenses	9,244	8,258	9,244	8,258
Management fee revenue (1)	(201)	(200)	(201)	(200)
Other income	(56)	(157)	(56)	(157)
Straight-line rent effects of lease revenue	(3,223)	(4,806)
Amortization of lease-related intangibles	(2,088)	(1,987)

Property NOI	$73,450	$70,094	$78,761	$76,887

Net operating income from:
Acquisitions (2)	(3,964)	(432)	(4,621)	(696)
Dispositions (3)	(895)	(4,746)	(895)	(4,240)
Other investments (4)	(246)	(333)	(219)	(298)

Same Store NOI	$68,345	$64,583	$73,026	$71,653

Change period over period in Same Store NOI	5.8%	N/A	1.9%	N/A

(1) Presented net of related operating expenses incurred to earn such management fee revenue.
(2) Acquisitions consist of 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018; and Galleria 100 and land in Atlanta, Georgia, purchased on May 6, 2019.
(3) Dispositions consist of a 14-property portfolio sold on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I and II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee); 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018; and One Independence Square in Washington, D.C., sold on February 28, 2019.
(4) Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2019 and 2018, respectively (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income applicable to Piedmont (GAAP basis)	$58,361	$68,772	$58,361	$68,772

Net loss applicable to noncontrolling interest	—	(4)	—	(4)
Interest expense	30,605	29,445	30,605	29,445
Loss on extinguishment of debt	—	1,680	—	1,680
Depreciation	52,858	54,246	52,858	54,246
Amortization	36,131	31,945	36,131	31,945
Gain on sale of real estate assets	(39,338)	(45,186)	(39,338)	(45,186)
Retirement and separation expenses associated with senior management transition	3,175	—	3,175	—
General & administrative expenses	18,611	14,810	18,611	14,810
Management fee revenue (1)	(2,023)	(349)	(2,023)	(349)
Other income	(118)	(388)	(118)	(388)
Straight-line rent effects of lease revenue	(5,906)	(8,279)
Amortization of lease-related intangibles	(4,086)	(3,630)

Property NOI	$148,270	$143,062	$158,262	$154,971

Net operating income from:
Acquisitions (2)	(7,064)	(607)	(8,098)	(959)
Dispositions (3)	(3,747)	(10,173)	(2,510)	(9,086)
Other investments (4)	(285)	(1,325)	(270)	(1,152)

Same Store NOI	$137,174	$130,957	$147,384	$143,774

Change period over period in Same Store NOI	4.7%	N/A	2.5%	N/A

(1) Presented net of related operating expenses incurred to earn such management fee revenue.
(2) Acquisitions consist of 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018; and Galleria 100 and land in Atlanta, Georgia, purchased on May 6, 2019.
(3) Dispositions consist of a 14-property portfolio sold on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I and II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee); 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018; and One Independence Square in Washington, D.C., sold on February 28, 2019.
(4) Other investments consist of active or recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods and land. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties primarily located in select sub-markets within eight major office markets in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of June 30, 2019, our average lease is approximately 20,000 square feet with over six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current in-service portfolio of 54 office properties was 92.6% leased as of June 30, 2019 and 90.6% as of June 30, 2018. Scheduled lease expirations for the portfolio as a whole for the remainder of 2019 are 9.5% of our ALR. Approximately half of our remaining 2019 expirations relates to one 480,000 square foot lease with our largest tenant, State of New York and we are currently in the advanced stage of lease renewal discussions for a substantial majority of the space. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2019, we had approximately 489,000 square feet of executed leases related to currently vacant space that had not yet commenced (301,000 square feet of which relates to a new, full-building lease at our Enclave Place building in Houston, Texas) and approximately 711,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

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

Same Store NOI increased 4.7% and 2.5% on a cash and accrual basis, respectively for the six months ended June 30, 2019 as compared with the six months ended June 30, 2018. In addition to improved occupancy as compared to prior year, Same Store NOI (cash basis) was favorably impacted by the expiration of several large lease abatements at certain properties and $1.2 million more of net termination fee income received during the six months ended June 30, 2019 as compared to the same period in the prior year. Same Store NOI (accrual basis) was additionally favorably impacted by the commencement of several large leases throughout the portfolio. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2019, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table included in Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. There have been no material changes to these policies during the six months ended June 30, 2019.

Accounting Pronouncements Adopted during the Six Months Ended June 30, 2019

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
Stock Compensation to Nonemployees

During the six months ended June 30, 2019, we adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Our only awards affected by ASU 2018-07 are equity-classified award grants to our independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there was no cumulative effect adjustment recognized upon adoption.

Other Recent Accounting Pronouncements

The FASB has issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as well as ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments- Credit Losses: Targeted Transition Relief (collectively the "Credit Loss Amendments"). The provisions of the Credit Loss Amendments replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. Additionally, the provisions change the classification of credit losses related to available-for-sale securities to an allowance, rather than a direct reduction of the amortized cost of the securities. Further, the FASB has issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with the Credit Loss Amendments, and excludes receivables arising from operating leases from the scope of the Credit Loss Amendments. Both ASU 2018-19 and the Credit Loss Amendments are effective in the first quarter of 2020, with early adoption permitted as of January 1, 2019. We are currently evaluating the potential impact of adoption; however, substantially all of our receivables are operating lease receivables and as such, we do not anticipate any material impact to our consolidated financial statements as a result of adoption of the Credit Loss Amendments and ASU 2018-19.

Related-Party Transactions and Agreements

During the six months ended June 30, 2019, we entered into employment or retirement agreements with certain of our current and former executive officers as more fully described in our Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. There were no other related-party transactions during the six months ended June 30, 2019.

Contractual Obligations

There were no material changes in our contractual obligations during the three and six months ended June 30, 2019. For further information, see our annual disclosures related to contractual obligations in Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•Commitments Under Existing Lease Agreements; and
•Contingencies Related to Tenant Audits/Disputes.

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

The estimated fair value of our debt was approximately $1.7 billion as of June 30, 2019 and December 31, 2018. Our interest rate swap agreements in place as of both June 30, 2019 and December 31, 2018 carried a notional amount totaling $450 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30%.

As of June 30, 2019, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.4 billion has an average effective interest rate of approximately 3.79% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2019, we had $181 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in an total interest rate of 3.31%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of June 30, 2019, resulted in an interest rate of 4.00%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2019 would increase interest expense approximately $2.8 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a.There were no unregistered sales of equity securities during the second quarter of 2019.
b.Not applicable.
c.During the three months ended June 30, 2019, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended June 30, 2019 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
April 1, 2019 to April 30, 2019	—	$—	—	$74,089
May 1, 2019 to May 31, 2019	—	$—	—	$74,089
June 1, 2019 to June 30, 2019	228	$20.27	—	$74,089	(1)
Total	228	$20.27	—

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019)

10.1	Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incenive Plan of Piedmont Office Realty Trust, Inc. effective May 15, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 31, 2019	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)