Form 10-Q
period 2019-09-30
Piedmont Office Realty Trust, Inc.
filed 2019-10-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2019
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
(770) 418-8800
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	PDM	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 29, 2019:
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
•Changes in the economies and other conditions affecting the office sector in general and specifically the seven markets in which we primarily operate where we have high concentrations of our Annualized Lease Revenue (see definition below);
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2018. Piedmont’s results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$506,440	$470,432
Buildings and improvements, less accumulated depreciation of $772,122 and $718,070 as of September 30, 2019 and December 31, 2018, respectively	2,327,055	2,121,570
Intangible lease assets, less accumulated amortization of $77,483 and $87,391 as of September 30, 2019 and December 31, 2018, respectively	88,371	77,676
Construction in progress	13,866	15,848
Real estate assets held for sale, net	213,094	331,068
Total real estate assets	3,148,826	3,016,594
Cash and cash equivalents	10,284	4,571
Tenant receivables	10,091	10,800
Straight-line rent receivables	147,197	136,762
Restricted cash and escrows	1,820	1,463
Prepaid expenses and other assets	27,143	24,691
Goodwill	98,918	98,918
Interest rate swaps	—	1,199
Deferred lease costs, less accumulated amortization of $173,490 and $176,919 as of September 30, 2019 and December 31, 2018, respectively	267,616	236,198
Other assets held for sale, net	40,036	61,233
Total assets	$3,751,931	$3,592,429
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $8,207 and $9,879 as of September 30, 2019 and December 31, 2018, respectively	$1,689,793	$1,495,121
Secured debt, net of premiums and unamortized debt issuance costs of $418 and $645 as of September 30, 2019 and December 31, 2018, respectively	189,451	190,351
Accounts payable, accrued expenses and accrued capital expenditures	114,812	93,739
Dividends payable	—	26,972
Deferred income	27,985	28,779
Intangible lease liabilities, less accumulated amortization of $49,613 and $59,144 as of September 30, 2019 and December 31, 2018, respectively	34,970	35,708
Interest rate swaps	6,862	839
Other liabilities held for sale	7,275	8,780
Total liabilities	2,071,148	1,880,289
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2019 or December 31, 2018	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2019 or December 31, 2018	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 125,783,408 and 126,218,554 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,258	1,262
Additional paid-in capital	3,685,504	3,683,186
Cumulative distributions in excess of earnings	(2,007,438)	(1,982,542)
Other comprehensive income/(loss)	(283)	8,462
Piedmont stockholders’ equity	1,679,041	1,710,368
Noncontrolling interest	1,742	1,772
Total stockholders’ equity	1,680,783	1,712,140
Total liabilities and stockholders’ equity	$3,751,931	$3,592,429
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental and tenant reimbursement revenue	$130,579	$124,518	$382,213	$372,491
Property management fee revenue	405	368	2,819	1,059
Other property related income	4,437	4,822	13,993	15,232
	135,421	129,708	399,025	388,782
Expenses:
Property operating costs	54,613	49,679	158,798	154,175
Depreciation	27,131	26,852	80,004	81,112
Amortization	19,505	14,840	55,666	46,818
Impairment loss on real estate assets	1,953	—	1,953	—
General and administrative	7,950	6,677	29,736	21,487
	111,152	98,048	326,157	303,592
Other income (expense):
Interest expense	(16,145)	(15,849)	(46,750)	(45,294)
Other income	263	303	1,292	1,480
Loss on extinguishment of debt	—	—	—	(1,680)
Gain on sale of real estate assets	32	—	39,370	45,186
	(15,850)	(15,546)	(6,088)	(308)
Net income	8,419	16,114	66,780	84,882
Net loss applicable to noncontrolling interest	3	—	3	4
Net income applicable to Piedmont	$8,422	$16,114	$66,783	$84,886
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.07	$0.13	$0.53	$0.65
Weighted-average common shares outstanding – basic	125,783,408	128,371,062	125,684,202	130,837,223
Weighted-average common shares outstanding – diluted	126,239,744	128,818,658	126,189,851	131,187,127
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)				(Unaudited)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018

Net income applicable to Piedmont		$8,422		$16,114		$66,783		$84,886
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(1,386)		1,144		(6,874)		4,408
Plus/(less): Reclassification of net loss/(gain) included in net income (See Note 5)	(427)		(434)		(1,871)		373
Other comprehensive income/(loss)		(1,813)		710		(8,745)		4,781
Comprehensive income applicable to Piedmont		$6,609		$16,824		$58,038		$89,667

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of an announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(48)	(26,375)	—	(7)	(26,430)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	106	1	2,879	—	—	—	2,880
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net income applicable to Piedmont	—	—	—	50,208	—	—	50,208
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Balance, March 31, 2019	125,597	$1,256	$3,686,017	$(1,971,184)	$5,667	$1,766	$1,723,522
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(94)	(26,415)	—	(13)	(26,522)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	186	2	1,958	—	—	—	1,960
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	8,153	—	—	8,153
Other comprehensive loss	—	—	—	—	(4,137)	—	(4,137)
Balance, June 30, 2019	125,783	$1,258	$3,687,881	$(1,989,446)	$1,530	$1,752	$1,702,975
Offering costs	—	—	(700)	—	—	—	(700)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(74)	(26,414)	—	(7)	(26,495)
Shares amortized under the 2007 Omnibus Incentive Plan, net of tax	—	—	(1,603)	—	—	—	(1,603)
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	8,422	—	—	8,422
Other comprehensive loss	—	—	—	—	(1,813)	—	(1,813)
Balance, September 30, 2019	125,783	$1,258	$3,685,504	$(2,007,438)	$(283)	$1,742	$1,680,783

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	142,359	$1,424	$3,677,360	$(1,702,281)	$8,164	$1,822	$1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of an announced plan	(12,482)	(125)	—	(231,763)	—	—	(231,888)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(19)	(28,284)	—	(8)	(28,311)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	148	1	2,900	—	—	—	2,901
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	57,830	—	—	57,830
Other comprehensive income	—	—	—	—	2,569	—	2,569
Balance, March 31, 2018	130,025	$1,300	$3,680,241	$(1,904,404)	$10,639	$1,812	$1,789,588
Share repurchases as part of an announced plan	(1,861)	(18)	—	(32,879)	—	—	(32,897)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(32)	(26,950)	—	(15)	(26,997)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	207	2	918	—	—	—	920
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	10,942	—	—	10,942
Other comprehensive income	—	—	—	—	1,502	—	1,502
Balance, June 30, 2018	128,371	$1,284	$3,681,127	$(1,953,291)	$12,141	$1,795	$1,743,056
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(26,958)		(8)	(26,971)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	—	—	1,087	—	—	—	1,087
Net income applicable to Piedmont	—	—	—	16,114	—	—	16,114
Other comprehensive income	—	—	—	—	710	—	710
Balance, September 30, 2018	128,371	$1,284	$3,682,209	$(1,964,135)	$12,851	$1,787	$1,733,996

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$66,780	$84,882
Operating distributions received from unconsolidated joint ventures	—	10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,004	81,112
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	419	(215)
Other amortization	52,057	42,882
Impairment loss on real estate assets	1,953	—
Loss on extinguishment of debt	—	1,665
Stock compensation expense	12,365	6,671
Gain on sale of real estate assets	(39,370)	(45,186)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(10,660)	(12,361)
Increase in prepaid expenses and other assets	(1,958)	(8,496)
Decrease in accounts payable and accrued expenses	(2,496)	(10,377)
Increase/(decrease) in deferred income	1,149	(2,265)
Net cash provided by operating activities	160,243	138,322
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(326,144)	(28,176)
Capitalized expenditures	(57,368)	(44,998)
Net sales proceeds from wholly-owned properties	180,975	419,554
Note receivable issuance	—	(3,200)
Deferred lease costs paid	(16,632)	(15,831)
Net cash (used in)/provided by investing activities	(219,169)	327,349
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(91)	(947)
Proceeds from debt	550,000	820,061
Repayments of debt	(358,041)	(833,005)
Costs of issuance of common stock	(259)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(3,295)	(2,219)
Repurchases of common stock as part of announced plan	(16,899)	(266,062)
Dividends paid and discount on dividend reinvestments	(106,419)	(184,073)
Net cash provided by/(used in) financing activities	64,996	(466,245)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	6,070	(574)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	6,034	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$12,104	$8,181

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(unaudited)

1. Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, redevelopment, management, and ownership of commercial real estate properties located primarily in seven major office markets in the Eastern-half of the United States, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned, taxable REIT subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of September 30, 2019, Piedmont owned 55 in-service office properties and one 487,000-square foot redevelopment asset primarily in select sub-markets located within seven major office markets: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of September 30, 2019, Piedmont's 55 in-service office properties comprised approximately 17.0 million square feet of primarily Class A commercial office space and were 91.9% leased.

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

Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2019

Leases

During the nine months ended September 30, 2019, Piedmont adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as well as various associated updates and amendments, which together comprise the requirements for lease accounting under Accounting Standards Codification 842 ("ASC 842"). ASC 842 fundamentally changed the definition of a lease, as well as the accounting for operating leases, by requiring lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the leased asset over the term of the lease. ASC 842 also prohibits the capitalization of internal direct salary costs associated with negotiating and executing leases. Accounting for leases by lessors is substantially unchanged from prior practice as lessors continue to recognize lease revenue on a straight-line basis.
In conjunction with the adoption of ASC 842, Piedmont adopted the following optional practical expedients, transition amendments, or made accounting policy elections as follows:
•a package of optional practical expedients which precluded: (1) the reassessment of any expired or existing contracts to determine if they contain a lease or to determine lease classification; and (2) the write-off of any unamortized, previously capitalized, initial direct costs for any existing leases;
•an optional practical transition expedient provided by ASU No. 2018-01 which allowed Piedmont to exclude certain land easements in place as of January 1, 2019 from the new guidance;
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

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont recorded a right to use asset and corresponding lease liability of approximately $0.2 million using Piedmont's incremental borrowing rate as the lease discount rate. For the three and nine months ended September 30, 2019, Piedmont recognized approximately $18,000 and $55,000 of operating lease costs, respectively. As of September 30, 2019, the weighted-average lease term of Piedmont's right of use assets is two years, and the weighted-average discount rate is 3.35%.

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

Piedmont's future minimum lease payments from lessees under non-cancelable operating leases where Piedmont is the lessor as of September 30, 2019 is presented below (in thousands):

Years ending December 31:
2019 (1)	$98,831
2020	382,738
2021	373,740
2022	357,475
2023	323,709
Thereafter	1,433,272
Total	$2,969,765

(1)Reflects rental payments for the fiscal period October 1, 2019 through December 31, 2019.

As required under the Comparatives Under ASC 840 Option described above, Piedmont's future minimum rental income from lessees under non-cancelable operating leases where Piedmont is the lessor as of December 31, 2018 is also presented below (in thousands):

Years ending December 31:
2019	$370,495
2020	352,541
2021	337,951
2022	324,960
2023	291,603
Thereafter	1,247,649
Total	$2,925,199

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019, respectively, as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Fixed payments	$105,207	$311,503
Variable payments	25,372	70,710
Total Rental and Tenant Reimbursement Revenue	$130,579	$382,213

Additionally, ASU No. 2018-19 clarifies that operating lease receivables are within the scope of ASC 842; therefore, in accordance with ASC 842, effective January 1, 2019, Piedmont elected to evaluate the collectibility of its operating lease receivables on a tenant/lease-specific basis and began recognizing changes in the collectibility assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenue, rather than as a bad debt expense, a component of property operating costs. Consequently, during the three and nine months ended September 30, 2019, Piedmont recognized approximately $65,000 and $24,000 of uncollectible operating lease receivables as a decrease in rental and reimbursement revenue, respectively, and during the three and nine months ended September 30, 2018, Piedmont recognized approximately $0 and $84,000 of expense related to uncollectible operating lease receivables as additional property operating costs, respectively.

Stock Compensation to Non-employees

During the nine months ended September 30, 2019, Piedmont adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Piedmont's only awards affected by ASU 2018-07 are equity-classified award grants to its independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there was no cumulative effect adjustment recognized upon adoption.

Reclassifications

Although Piedmont has adopted the transitional amendment under ASC 842 described above, Piedmont has combined the presentation of rental income and tenant reimbursements in the accompanying consolidated statements of income for the prior periods to conform to the current period financial presentation under presentation guidance detailed in Accounting Standards Codification 205 Presentation of Financial Statements. These amounts included the presentation of approximately $101.3 million of rental income, and $23.2 million of tenant reimbursements for the three months ended September 30, 2018 as rental and tenant reimbursement revenue of $124.5 million. For the nine months ended September 30, 2018, these amounts included the presentation of approximately $304.3 million of rental income, and $68.2 million of tenant reimbursements as rental and tenant reimbursement revenue of $372.5 million. Further, we intend to make a similar reclassification for the years ended December 31, 2018 and 2017 in our Form 10-K for the year ending December 31, 2019. We will present approximately $411.7 million of rental income and $92.7 million of tenant reimbursements for the year ended December 31, 2018 as rental and tenant reimbursement revenue of $504.4 million. We will present approximately $455.1 million of rental income and $98.2 million of tenant reimbursements for the year ended December 31, 2017 as rental and tenant reimbursement revenue of $553.3 million. Finally, the subtotal of Revenues less Expenses was removed within the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 to correct the prior period presentation, and will also be removed from prior annual periods in subsequent filings.

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

3. Acquisitions

During the nine months ended September 30, 2019, Piedmont acquired three properties and adjacent developable land using cash on hand and proceeds from the $500 Million Unsecured 2018 Line of Credit, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price(1)(in millions)
Galleria 100	Atlanta, Georgia	May 6, 2019	100%	414,293	91%	$95.1
Galleria 400 and 600	Atlanta, Georgia	August 23, 2019	100%	863,623	84%	$231.2

(1)Price for both acquisitions includes the purchase of adjacent parcels of developable land, totaling approximately 11.7 acres.

4. Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2019 and December 31, 2018 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2019	December 31, 2018
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$29,033	$29,706
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						418	645
Subtotal/Weighted Average (5)	3.80%					189,451	190,351
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	3.20%	(7)	11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	2.95%		9/30/2022	(8)	398,000	205,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	3.93%	(9)	3/31/2025		250,000	250,000
Discounts and unamortized debt issuance costs						(8,207)	(9,879)
Subtotal/Weighted Average (5)	3.58%					1,689,793	1,495,121
Total/Weighted Average (5)	3.61%					$1,879,244	$1,685,472

(1)Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of September 30, 2019 and December 31, 2018 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.
(5)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of September 30, 2019.
(6)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.
(7)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes in Piedmont's credit rating, the rate to that shown as the effective rate through the maturity date of the interest rate swap agreements (see Note 5 for more detail).
(8)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.
(9)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of September 30, 2019 (see Note 5 for more detail).

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $17.8 million and $18.0 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $49.7 million and $48.7 million for the nine months ended September 30, 2019 and 2018, respectively. Also, Piedmont capitalized interest of approximately $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $1.6 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of September 30, 2019.

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

As of September 30, 2019, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the Amended and Restated $300 Million Unsecured 2011 Term Loan, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 66 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2019 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2019 and December 31, 2018, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2019	December 31, 2018
Gross derivative assets	$—	$1,199
Gross derivative liabilities	(6,862)	(839)
Net derivative asset/(liability)	$(6,862)	$360

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and nine months ended September 30, 2019 and 2018, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Amount of gain/(loss) recognized in OCI	$(1,386)	$1,144	$(6,874)	$4,408
Amount of previously recorded gain reclassified from OCI into Interest Expense	$427	$434	$1,871	$885
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$—	$—	$(1,258)

Total amount of Interest Expense presented in the consolidated statements of income	$(16,145)	$(15,849)	$(46,750)	$(45,294)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$—	$—	$—	$(1,680)

(1)Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of debt.

Piedmont estimates that approximately $0.2 million will be reclassified from OCI as a reduction of interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and nine months ended September 30, 2019 and 2018, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $7.1 million as of September 30, 2019. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6. Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2019 and December 31, 2018, respectively (in thousands):

	September 30, 2019			December 31, 2018
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$10,284	$10,284	Level 1	$4,571	$4,571	Level 1
Tenant receivables (1)	$10,091	$10,091	Level 1	$10,800	$10,800	Level 1
Restricted cash and escrows (1)	$1,820	$1,820	Level 1	$1,463	$1,463	Level 1
Interest rate swaps	$—	$—	Level 2	$1,199	$1,199	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$14,090	$14,090	Level 1	$47,328	$47,328	Level 1
Interest rate swaps	$6,862	$6,862	Level 2	$839	$839	Level 2
Debt, net	$1,879,244	$1,922,891	Level 2	$1,685,472	$1,698,213	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2019 and December 31, 2018; however, to estimate its fair value as disclosed in the table above, Piedmont used widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above (further discussed in Note 5) are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2019 and December 31, 2018. The estimated fair value of these derivative instruments was determined using widely accepted valuation techniques such as discounted cash flow analysis based on the contractual terms of the derivatives including the period to maturity of each instrument. Observable market-based inputs, including interest rate curves and implied volatilities, were also used. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments for both Piedmont and the counterparties that were at risk as of the valuation date. The credit risks of both Piedmont and its counterparties were factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2019 and December 31, 2018, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs (Level 3) used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7. Impairment Loss on Real Estate Assets

During the three months ended September 30, 2019, Piedmont reduced The Dupree building's carrying value to reflect its fair value, estimated based on the net contract price of $12.7 million, and recognized an impairment loss on real estate assets of approximately $2.0 million. Piedmont closed on the sale of The Dupree building on September 4, 2019.

8. Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2019, Piedmont had no individually significant unrecorded tenant allowance commitments.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded net recoveries of previously recognized reductions in rental and reimbursement revenues of $0.7 million related to tenant audits/disputes during the three and nine months ended September 30, 2019 and approximately $0.1 million and $0.5 million of reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three and nine months ended September 30, 2018, respectively.

9. Related-Party Transactions

During the nine months ended September 30, 2019, Piedmont entered into employment or retirement agreements with certain of its current and former executive officers as more fully described in its Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. There were no other related-party transactions during the nine months ended September 30, 2019.

10. Assets Held for Sale

As of September 30, 2019, the 500 West Monroe Street building met the criteria for held for sale classification; consequently, its assets were reclassified as held for sale as of September 30, 2019 and December 31, 2018. The sale closed on October 28, 2019. Additionally, the One Independence Square building in Washington, D.C. also met the criteria for held for sale classification as of December 31, 2018 and was sold on February 28, 2019. Details of assets held for sale as of September 30, 2019 and December 31, 2018 are presented below (in thousands):

	September 30, 2019	December 31, 2018
Real estate assets held for sale, net:
Land	$36,990	$67,552
Building and improvements, less accumulated depreciation of $61,579 and $102,476 as of September 30, 2019 and December 31, 2018, respectively	176,066	261,463
Construction in progress	38	2,053
Total real estate assets held for sale, net	$213,094	$331,068

Other assets held for sale, net:
Straight-line rent receivables	$26,132	$36,584
Prepaid expenses and other assets	452	1,095
Deferred lease costs, less accumulated amortization of $7,887 and $9,138 as of September 30, 2019 and December 31, 2018, respectively	13,452	23,554
Total other assets held for sale, net	$40,036	$61,233

Other liabilities held for sale:
Accrued expenses as of September 30, 2019 and December 31, 2018, respectively	$7,275	$8,780

11. Stock Based Compensation
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

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2019 is as follows:

	Shares		Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2018	1,227,483		$23.14
Deferred Stock Awards Granted	354,057		$21.02
Increase in Estimated Potential Share Award based on Performance	260,205		$28.31
Performance Stock Awards Vested	(352,404)	(1)	$25.83
Deferred Stock Awards Vested	(440,450)	(1)	$19.66
Deferred Stock Awards Forfeited	(14,518)		$19.16
Unvested and Potential Stock Awards as of September 30, 2019	1,034,373		$25.10

(1)Includes performance share and deferred stock awards that were settled in cash in July 2019 in conjunction with the senior management transition that occurred on June 30, 2019.

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$—	$—	$21.02	$17.84
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$—	$16	$8,658	$6,378
Share-based Liability Awards Paid During the Period (1)	$3,444	$—	$6,683	$2,947

(1)Amounts reflect the issuance of performance share awards related to the 2016-18 and 2015-17 Performance Share Plans during the nine months ended September 30, 2019 and 2018, respectively, as well as performance share award liabilities settled in cash in July 2019 for retirement and separation associated with the senior management transition on June 30, 2019.

A detail of Piedmont’s outstanding stock awards as of September 30, 2019 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 18, 2017	Deferred Stock Award	196,036	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	40,942
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	153,368	(2)
May 17, 2018	Deferred Stock Award	271,169	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	108,255
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	200,674	(2)
May 15, 2019	Deferred Stock Award-Board of Directors	25,974	$20.79	Of the shares granted, 100% will vest by May 15, 2020.	25,974
May 3, 2019	Deferred Stock Award	300,825	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	195,119
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	310,041	(2)
Total					1,034,373

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2019.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2019. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended September 30, 2019 and 2018, Piedmont recognized approximately $3.8 million and $1.7 million, respectively, of compensation expense related to stock awards all of which is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the nine months ended September 30, 2019 and 2018, Piedmont recognized approximately $12.0 million and $6.7 million, respectively, of compensation expense related to stock awards of which $10.5 million and $5.6 million is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the nine months ended September 30, 2019, a net total of 292,675 shares were issued to employees. As of September 30, 2019, approximately $4.5 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

12. Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non cash investing and financing activities for the nine months ended September 30, 2019 and 2018, (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Accrued capital expenditures and deferred lease costs	$29,828	$21,784
Change in accrued dividends and discount on dividend reinvestments	$(26,972)	$(101,794)
Change in accrued share repurchases as part of an announced plan	$(4,417)	$(1,277)
Accrued stock issuance costs	$441	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2019 and 2018, to the consolidated balance sheets for the respective period (in thousands):

	2019	2018
Cash and cash equivalents as of January 1, 2019 and 2018, respectively	$4,571	$7,382
Restricted cash and escrows as of January 1, 2019 and 2018, respectively	1,463	1,373
Cash, cash equivalents, and restricted cash and escrows, beginning of period, as presented in the accompanying consolidated statement of cash flows	$6,034	$8,755

Cash and cash equivalents as of September 30, 2019 and 2018, respectively	$10,284	$6,807
Restricted cash and escrows as of September 30, 2019 and 2018, respectively	1,820	1,374
Cash, cash equivalents, and restricted cash and escrows, end of period, as presented in the accompanying consolidated statement of cash flows	$12,104	$8,181

Amounts in restricted cash and escrows typically represent escrow accounts for the payment of real estate taxes which are required under certain of Piedmont's debt agreements; earnest money deposited by a buyer to secure the purchase of one of Piedmont's properties; or security or utility deposits held for tenants as a condition of their lease agreement.

13. Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended September 30, 2019 and 2018, Piedmont calculated and excluded 251 shares and zero anti-dilutive shares, respectively, and for the nine months ended September 30, 2019 and 2018, Piedmont calculated and excluded 54,372 and 125,941, anti-dilutive shares, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted-average common shares – basic	125,783	128,371	125,684	130,837
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	457	448	506	350
Weighted-average common shares – diluted	126,240	128,819	126,190	131,187

14. Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidating Balance Sheets
As of September 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$470,346	$—	$506,440
Buildings and improvements, less accumulated depreciation	—	186,269	2,141,086	(300)	2,327,055
Intangible lease assets, less accumulated amortization	—	—	88,371	—	88,371
Construction in progress	—	1,058	12,808	—	13,866
Real estate assets held for sale, net	—	—	213,094	—	213,094
Total real estate assets	—	223,421	2,925,705	(300)	3,148,826
Cash and cash equivalents	150	5,758	4,376	—	10,284
Tenant and straight-line rent receivables	—	16,514	140,774	—	157,288
Investment in subsidiaries	1,681,492	3,037,093	162	(4,718,747)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	35	6,227	22,710	(9)	28,963
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	16,567	251,049	—	267,616
Other assets held for sale, net		—	40,036	—	40,036
Total assets	$1,681,677	$3,405,308	$3,529,312	$(4,864,366)	$3,751,931
Liabilities:
Debt, net	$—	$1,689,749	$334,805	$(145,310)	$1,879,244
Accounts payable, accrued expenses, and accrued capital expenditures	894	16,054	97,873	(9)	114,812
Deferred income	—	3,693	24,292	—	27,985
Intangible lease liabilities, net	—	—	34,970	—	34,970
Interest rate swaps	—	6,862	—	—	6,862
Liabilities held for sale	—	—	7,275	—	7,275
Total liabilities	894	1,716,358	499,215	(145,319)	2,071,148
Equity:
Total stockholders’ equity	1,680,783	1,688,950	3,030,097	(4,719,047)	1,680,783
Total liabilities and stockholders’ equity	$1,681,677	$3,405,308	$3,529,312	$(4,864,366)	$3,751,931

Condensed Consolidating Balance Sheets
As of December 31, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$434,338	$—	$470,432
Buildings and improvements, less accumulated depreciation	—	176,927	1,944,943	(300)	2,121,570
Intangible lease assets, less accumulated amortization	—	—	77,676	—	77,676
Construction in progress	—	5,708	10,140	—	15,848
Real estate assets held for sale, net	—	—	331,068	—	331,068
Total real estate assets	—	218,729	2,798,165	(300)	3,016,594
Cash and cash equivalents	150	—	4,939	(518)	4,571
Tenant and straight-line rent receivables	—	16,143	131,419	—	147,562
Investment in subsidiaries	1,744,122	2,704,337	166	(4,448,625)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	42	5,682	21,653	(24)	27,353
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,158	221,040	—	236,198
Other assets held for sale, net	—	—	61,233	—	61,233
Total assets	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429
Liabilities:
Debt, net	$—	$1,495,065	$335,717	$(145,310)	$1,685,472
Accounts payable, accrued expenses, dividends payable, interest rate swaps and accrued capital expenditures	32,174	15,382	74,536	(542)	121,550
Deferred income	—	2,274	26,505	—	28,779
Intangible lease liabilities, net	—	—	35,708	—	35,708
Liabilities held for sale	—	—	8,780	—	8,780
Total liabilities	32,174	1,512,721	481,246	(145,852)	1,880,289
Equity:
Total stockholders’ equity	1,712,140	1,547,056	2,901,869	(4,448,925)	1,712,140
Total liabilities and stockholders’ equity	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429

Consolidating Statements of Income
For the Three Months Ended September 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$11,940	$119,385	$(746)	$130,579
Property management fee revenue	—	—	4,622	(4,217)	405
Other property related income	—	40	4,397	—	4,437
	—	11,980	128,404	(4,963)	135,421
Expenses:
Property operating costs	36	5,507	54,033	(4,963)	54,613
Depreciation	—	3,062	24,069	—	27,131
Amortization	—	486	19,019	—	19,505
Impairment loss on real estate assets	—	—	1,953	—	1,953
General and administrative	(30)	1,547	6,433	—	7,950
	6	10,602	105,507	(4,963)	111,152
Other income (expense):
Interest expense	—	(14,429)	(3,610)	1,894	(16,145)
Other income/(expense)	—	16	2,141	(1,894)	263
Gain on sale of real estate assets	—	—	32	—	32
Income/(loss) before consolidated subsidiaries	(6)	(13,035)	21,460	—	8,419
Income from subsidiaries	8,428	22,929	—	(31,357)	—
Net income	8,422	9,894	21,460	(31,357)	8,419
Plus: Net loss applicable to noncontrolling interest	—	—	3	—	3
Net income applicable to Piedmont	$8,422	$9,894	$21,463	$(31,357)	$8,422

Consolidating Statements of Income
For the Three Months Ended September 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$10,861	$114,351	$(694)	$124,518
Property management fee revenue	—	—	4,296	(3,928)	368
Other property related income	—	35	4,787	—	4,822
	—	10,896	123,434	(4,622)	129,708
Expenses:
Property operating costs	—	4,973	49,328	(4,622)	49,679
Depreciation	—	2,816	24,036	—	26,852
Amortization	—	446	14,394	—	14,840
General and administrative	42	1,424	5,211	—	6,677
	42	9,659	92,969	(4,622)	98,048
Other income (expense):
Interest expense	—	(14,119)	(3,624)	1,894	(15,849)
Other income/(expense)	—	40	2,157	(1,894)	303
	—	(14,079)	(1,467)	—	(15,546)
Income/(loss) before consolidated subsidiaries	(42)	(12,842)	28,998	—	16,114
Income from subsidiaries	16,156	26,787	—	(42,943)	—
Net income	16,114	13,945	28,998	(42,943)	16,114
Plus: Net loss applicable to noncontrolling interest	—	—	—	—	—
Net income applicable to Piedmont	$16,114	$13,945	$28,998	$(42,943)	$16,114

Consolidating Statements of Income
For the Nine Months Ended September 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$34,477	$349,886	$(2,150)	$382,213
Property management fee revenue	—	—	14,961	(12,142)	2,819
Other property related income	—	117	13,876	—	13,993
	—	34,594	378,723	(14,292)	399,025
Expenses:
Property operating costs	36	15,848	157,206	(14,292)	158,798
Depreciation	—	9,041	70,963	—	80,004
Amortization	—	1,435	54,231	—	55,666
Impairment loss on real estate assets	—	—	1,953	—	1,953
General and administrative	165	4,874	24,697	—	29,736
	201	31,198	309,050	(14,292)	326,157
Other income (expense):
Interest expense	—	(41,590)	(10,801)	5,641	(46,750)
Other income/(expense)	—	125	6,808	(5,641)	1,292
Gain on sale of real estate assets	—	128	39,242	—	39,370
	—	(41,337)	35,249	—	(6,088)
Income/(loss) before consolidated subsidiaries	(201)	(37,941)	104,922	—	66,780
Income from subsidiaries	66,984	72,012	—	(138,996)	—
Net income	66,783	34,071	104,922	(138,996)	66,780
Plus: Net loss applicable to noncontrolling interest	—	—	3	—	3
Net income applicable to Piedmont	$66,783	$34,071	$104,925	$(138,996)	$66,783

Consolidating Statements of Income
For the Nine Months Ended September 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$33,754	$340,539	$(1,802)	$372,491
Property management fee revenue	—	—	12,625	(11,566)	1,059
Other property related income	—	92	15,140	—	15,232
	—	33,846	368,304	(13,368)	388,782
Expenses:
Property operating costs	—	14,614	152,929	(13,368)	154,175
Depreciation	—	8,527	72,585	—	81,112
Amortization	—	1,520	45,298	—	46,818
General and administrative	228	4,849	16,410	—	21,487
	228	29,510	287,222	(13,368)	303,592
Other income (expense):
Interest expense	—	(40,093)	(10,937)	5,736	(45,294)
Other income/(expense)	—	200	7,016	(5,736)	1,480
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets	—	1,417	43,769	—	45,186
	—	(40,156)	39,848	—	(308)
Income/(loss) before consolidated subsidiaries	(228)	(35,820)	120,930	—	84,882
Income from subsidiaries	85,114	119,013	—	(204,127)	—
Net income	84,886	83,193	120,930	(204,127)	84,882
Plus: Net loss applicable to noncontrolling interest	—	—	4	—	4
Net income applicable to Piedmont	$84,886	$83,193	$120,934	$(204,127)	$84,886

Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$8,422	$9,894	$21,463	$(31,357)	$8,422
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges	(1,386)	(1,386)	—	1,386	(1,386)
Less: Reclassification of net gain included in net income	(427)	(427)	—	427	(427)
Other comprehensive loss	(1,813)	(1,813)	—	1,813	(1,813)

Comprehensive income	$6,609	$8,081	$21,463	$(29,544)	$6,609

Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$16,114	$13,945	$28,998	$(42,943)	$16,114
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	1,144	1,144	—	(1,144)	1,144
Less: Reclassification of net gain included in net income	(434)	(434)	—	434	(434)
Other comprehensive income	710	710	—	(710)	710

Comprehensive income	$16,824	$14,655	$28,998	$(43,653)	$16,824

Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$66,783	$34,071	$104,925	$(138,996)	$66,783
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges	(6,874)	(6,874)	—	6,874	(6,874)
Less: Reclassification of net gain included in net income	(1,871)	(1,871)	—	1,871	(1,871)
Other comprehensive loss	(8,745)	(8,745)	—	8,745	(8,745)

Comprehensive income	$58,038	$25,326	$104,925	$(130,251)	$58,038

Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$84,886	$83,193	$120,934	$(204,127)	$84,886
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges	4,408	4,408	—	(4,408)	4,408
Plus: Reclassification of net loss included in net income	373	373	—	(373)	373
Other comprehensive income	4,781	4,781	—	(4,781)	4,781

Comprehensive income	$89,667	$87,974	$120,934	$(208,908)	$89,667

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2019

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$72,694	$43,676	$182,344	$(138,471)	$160,243

Cash Flows from Investing Activities:
Investment in real estate assets and intangibles	—	(13,561)	(369,951)	—	(383,512)
Net sales proceeds from wholly-owned properties	—	128	180,847	—	180,975
Deferred lease costs paid	—	(1,210)	(15,422)	—	(16,632)
Distributions from subsidiaries	54,151	215,231	—	(269,382)	—
Net cash provided by/(used in) investing activities	54,151	200,588	(204,526)	(269,382)	(219,169)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	—	(91)	—	—	(91)
Proceeds from debt	—	550,000	—	—	550,000
Repayments of debt	—	(357,000)	(1,041)	—	(358,041)
Costs of issuance of common stock	(259)	—	—	—	(259)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,295)	—	—	—	(3,295)
Repurchases of common stock as part of announced plan	(16,899)	—	—	—	(16,899)
Distributions	(106,392)	(431,416)	23,018	408,371	(106,419)
Net cash provided by/(used in) financing activities	(126,845)	(238,507)	21,977	408,371	64,996
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	5,757	(205)	518	6,070
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	32	6,370	(518)	6,034
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$5,789	$6,165	$—	$12,104

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018

(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$89,540	$89,639	$164,063	$(204,920)	$138,322

Cash Flows from Investing Activities:
Investment in real estate assets and intangibles	—	(6,074)	(67,100)	—	(73,174)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	36,572	382,982	—	419,554
Note receivable issuance	—	—	(3,200)	—	(3,200)
Deferred lease costs paid	—	(1,826)	(14,005)	—	(15,831)
Distributions from subsidiaries	362,784	64,633	—	(427,417)	—
Net cash provided by investing activities	362,784	181,305	298,677	(515,417)	327,349
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(947)	—	—	(947)
Proceeds from debt	—	820,061	—	—	820,061
Repayments of debt	—	(832,000)	(1,005)	—	(833,005)
Intercompany note payable	—	—	(88,000)	88,000	—
Value of shares withheld to pay tax obligations related to employee stock compensation	(2,219)	—	—	—	(2,219)
Repurchases of common stock as part of announced plan	(266,062)	—	—	—	(266,062)
Distributions	(184,043)	(258,907)	(373,460)	632,337	(184,073)
Net cash used in financing activities	(452,324)	(271,793)	(462,465)	720,337	(466,245)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	(849)	275	—	(574)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	150	3,906	4,699	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of period	$150	$3,057	$4,974	$—	$8,181

15. Subsequent Events

Fourth Quarter Dividend Declaration

On October 30, 2019, the Board of Directors of Piedmont declared a dividend for the fourth quarter of 2019 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 29, 2019. Such dividend will be paid on January 3, 2020.

Disposition Activity

On October 28, 2019, Piedmont closed on the sale of the 500 West Monroe Street building with an unrelated third party for $412 million ($426 per square foot). The 500 West Monroe Street building, an approximately 967,000 square foot office building, is 100% leased.

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

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. As of the date of this filing, we have approximately $484 million of unused capacity under our line of credit. When necessary, we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2019 and 2018 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Capital expenditures for redevelopment/renovations	$10,119	$7,637
Other capital expenditures, including building and tenant improvements	47,249	37,361
Total capital expenditures (1)	$57,368	$44,998

(1)Of the total amounts paid, approximately $2.0 million and $1.2 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively.

"Capital expenditures for redevelopment/renovations" during the nine months ended September 30, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota, as well as a redevelopment project to upgrade common areas, amenities, and parking, at our Two Pierce Place building in Itasca, Illinois. Expenditures during the nine months ended September 30, 2018 related to the redevelopment project to upgrade amenities and parking at our Two Pierce Place building.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the nine months ended September 30, 2019, we committed to spend approximately $5.10 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments) as compared to $5.61 (net of expired lease commitments) for the nine months ended September 30, 2018. As of September 30, 2019, we have no individually significant tenant improvement commitments. However, in addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. For example, the New York State Commissioner of General Services recently executed an approximately 20-year, 523,000 square foot renewal and expansion on behalf of our largest tenant, the State of New York at our 60 Broad Street building in New York City. In conjunction with that lease, we anticipate expending approximately $7.00 per square foot per year of lease term over the next five years for market-based tenant improvement allowances and leasing commissions.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading at a significant discount to net asset value. As of September 30, 2019, we had approximately $74.1 million of board-authorized capacity remaining for future stock repurchases. Finally, although we currently have no scheduled debt maturities until the third quarter of 2021, on a longer term basis we expect to use capital to repay debt obligations when they become due.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended September 30, 2019 was $8.4 million, or $0.07 per diluted share, as compared with net income applicable to common stockholders of $16.1 million, or $0.13 per diluted share, for the three months ended September 30, 2018. The decrease is mainly due to higher amortization expense associated with recently acquired properties, as well as an impairment loss of approximately $0.02 per share recognized in conjunction with the decision to sell The Dupree building during the three months ended September 30, 2019.

Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2019 and 2018, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2019	% of Revenues	September 30, 2018	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$130.6		$124.5		$6.1
Property management fee revenue	0.4		0.4		—
Other property related income	4.4		4.8		(0.4)
Total revenues	135.4	100%	129.7	100%	5.7
Expense:
Property operating costs	54.6	41%	49.7	38%	4.9
Depreciation	27.1	20%	26.9	21%	0.2
Amortization	19.5	15%	14.8	11%	4.7
Impairment loss on real estate assets	2.0	1%	—	—%	2.0
General and administrative	8.0	6%	6.7	6%	1.3
	111.2		98.1		13.1
Other income (expense):
Interest expense	(16.1)	12%	(15.8)	12%	(0.3)
Other income	0.3	—%	0.3	—%	—
Gain on sale of real estate assets	—	—%	—	—%	—
Net income	$8.4	6%	$16.1	12%	$(7.7)

Revenue

Rental and tenant reimbursement revenue increased approximately $6.1 million for the three months ended September 30, 2019, as compared to the same period in the prior year. The variance was primarily due to $2.6 million of increased reimbursement revenue recognized as a result of higher recoverable property operating costs and higher overall average occupancy, as well as $2.2 million of increased rental revenue due to net acquisition activity subsequent to July 1, 2018. The remainder of the increase was due to new leases commencing during 2018 and 2019 across our portfolio.

Expense

Property operating costs increased approximately $4.9 million for the three months ended September 30, 2019, as compared to the same period in the prior year. The variance was primarily due to increased recoverable property tax expense, repairs and maintenance, janitorial expenses, parking expenses, and administrative costs of approximately $2.7 million across our existing portfolio of properties. Further, approximately $1.3 million of the increase was due to net acquisition activity subsequent to July 1, 2018.

Depreciation expense increased approximately $0.2 million for the three months ended September 30, 2019 as compared to the same period in the prior year. The increase was primarily due to depreciation on additional building and tenant improvements placed in service subsequent to July 1, 2018 across our existing portfolio of properties.

Amortization expense increased approximately $4.7 million for the three months ended September 30, 2019 as compared to the same period in the prior year. Approximately $6.9 million of the variance was due to an increase in the amortization of lease intangible assets associated with properties acquired subsequent to July 1, 2018. This increase was partially offset by approximately $2.4 million of lease intangible assets or other deferred costs at our existing properties becoming fully amortized either as a result of the expiration or early termination of leases subsequent to July 1, 2018.

During the three months ended September 30, 2019, we recognized an impairment loss on real estate assets of approximately $2.0 million in conjunction with the decision to sell The Dupree building in Atlanta, Georgia (see Note 7 for details).

General and administrative expense increased approximately $1.3 million for the three months ended September 30, 2019 as compared to the same period in the prior year primarily due to increased accruals for expenses associated with potential performance-based equity compensation as a result of our relative stock performance during the current period.

Other Income (Expense)

Interest expense increased approximately $0.3 million for the three months ended September 30, 2019 as compared to the same period in the prior year. The increase was primarily attributable to a higher average balance on our $500 Million Unsecured 2018 Line of Credit as a result of purchasing the Galleria 400 and Galleria 600 buildings, and approximately 10 acres of developable land. We repaid substantially all of these borrowings with proceeds from the sale of the 500 West Monroe Street disposition on October 28, 2019. The increase was partially offset by higher capitalized interest expense in the current period as part of the redevelopment projects at our US Bancorp Center and Two Pierce Place buildings.

Comparison of the accompanying consolidated statements of income for the nine months ended September 30, 2019 versus the nine months ended September 30, 2018

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2019 and 2018, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2019	% of Revenues	September 30, 2018	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$382.2		$372.5		$9.7
Property management fee revenue	2.8		1.1		1.7
Other property related income	14.0		15.2		(1.2)
Total revenues	399.0	100%	388.8	100%	10.2
Expense:
Property operating costs	158.8	40%	154.2	40%	4.6
Depreciation	80.0	20%	81.1	21%	(1.1)
Amortization	55.7	14%	46.8	12%	8.9
Impairment loss on real estate assets	2.0	1%	—	—%	2.0
General and administrative	29.7	7%	21.5	5%	8.2
	326.2		303.6		22.6
Other income (expense):
Interest expense	(46.7)	12%	(45.3)	12%	(1.4)
Other income	1.3	—%	1.5	—%	(0.2)
Loss on extinguishment of debt	—	—%	(1.7)	—%	1.7
Gain on sale of real estate assets	39.4	10%	45.2	12%	(5.8)
Net income	$66.8	17%	$84.9	22%	$(18.1)

Revenue

Rental and tenant reimbursement revenue increased approximately $9.7 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. The variance was primarily due to new leases at higher overall rental rates commencing during 2018 and 2019 in our existing portfolio. Further, we recognized increased reimbursement revenue as a result of higher recoverable property operating costs, contributing an additional $3.4 million to the increase.

Property management fee revenue increased approximately $1.7 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. The increase was primarily due to construction management fees received from one of our former Independence Square properties during the nine months ended September 30, 2019, with such fees varying from period-to-period due to the variability of construction activity.

Other property related income decreased approximately $1.2 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. The decrease is due to parking revenue earned in the prior period at the 800 North Brand Boulevard building which was sold in November 2018.

Expense

Property operating costs increased approximately $4.6 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. Approximately $5.1 million of the increase was due to higher overall recoverable costs in our existing portfolio, particularly property tax expense and repairs and maintenance costs at certain of our existing properties. This increase was partially offset by lower overall expenses resulting from net disposition activity subsequent to January 1, 2018.

Depreciation expense decreased approximately $1.1 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. Approximately $4.1 million of the decrease was attributable to net disposition activity subsequent to

January 1, 2018; however, this decrease was substantially offset by depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2018.

Amortization expense increased approximately $8.9 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. Approximately $14.8 million of the increase was due to the amortization of lease intangible assets associated with properties acquired subsequent to January 1, 2018. This increase was substantially offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2018.

During the nine months ended September 30, 2019, we recognized an impairment loss on real estate assets of approximately $2.0 million in conjunction with the decision to sell The Dupree building (see Note 7 for details).

General and administrative expenses increased approximately $8.2 million for the nine months ended September 30, 2019 as compared to the same period in the prior year due to $3.2 million of retirement and separation expenses associated with the senior management transition that occurred in June 2019. The remainder of the increase is due primarily to increased accruals of expense associated with potential performance-based equity compensation as a result of our relative stock performance during the current period.

Other Income (Expense)

Interest expense increased approximately $1.4 million for the nine months ended September 30, 2019 as compared to the same period in the prior year primarily as a result of higher average balances outstanding during the current year. The variance was partially offset by an increase in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $0.8 million.

The $1.7 million loss on extinguishment of debt for the nine months ended September 30, 2018 was associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss included the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets during the nine months ended September 30, 2019 reflected an approximate $33.2 million gain recognized on the sale of the One Independence Square building in Washington, D.C. that closed in February 2019, as well as an approximate $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages. Gain on sale of real estate assets during the nine months ended September 30, 2018 reflected the gain recognized on the sale of the 2017 Disposition Portfolio comprised of 14 properties in various markets that closed in January 2018.

Funds From Operations ("FFO"), Core Funds From Operations ("Core FFO"), and Adjusted Funds From Operations (“AFFO”)

Net income calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO. These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient alone. As a result, we believe that the additive use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and then adding back non-cash items including: non-real estate depreciation, straight-line rent adjustments and fair value lease adjustments, non-cash components of interest expense and compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to that of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2019	Per Share(1)	September 30, 2018	Per Share(1)	September 30, 2019	Per Share(1)	September 30, 2018	Per Share(1)
GAAP net income applicable to common stock	$8,422	$0.07	$16,114	$0.13	$66,783	$0.53	$84,886	$0.65
Depreciation of real estate assets	26,909	0.21	26,668	0.21	79,346	0.63	80,531	0.61
Amortization of lease-related costs	19,491	0.15	14,828	0.11	55,622	0.44	46,773	0.35
Impairment loss on real estate assets	1,953	0.02	—	—	1,953	0.01	—	—
Gain on sale of real estate assets	(32)	—	—	—	(39,370)	(0.31)	(45,186)	(0.34)
NAREIT Funds From Operations applicable to common stock	$56,743	$0.45	$57,610	$0.45	$164,334	$1.30	$167,004	$1.27
Adjustments:
Retirement and separation expenses associated with senior management transition in June 2019	—	—	—	—	3,175	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—	1,680	0.02
Core Funds From Operations applicable to common stock	$56,743	$0.45	$57,610	$0.45	$167,509	$1.33	$168,684	$1.29
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	526		550		1,574		1,561
Depreciation of non real estate assets	214		176		634		558
Straight-line effects of lease revenue	(1,531)		(3,210)		(7,437)		(11,489)
Stock-based compensation adjustments	(3,015)		1,661		1,949		4,462
Net effect of amortization of above and below-market in-place lease intangibles	(1,923)		(2,006)		(6,009)		(5,636)
Non-incremental capital expenditures (2)	(14,352)		(9,276)		(27,410)		(27,407)
Adjusted Funds From Operations applicable to common stock	$36,662		$45,505		$130,810		$130,733
Weighted-average shares outstanding – diluted	126,240		128,819		126,190		131,187

(1)Based on weighted average shares outstanding – diluted.
(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure.

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (computed in accordance with GAAP) before interest, income-related federal, state, and local taxes, depreciation and amortization and removing any impairment losses, gains or losses from sales of any property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2019 and 2018, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income applicable to Piedmont (GAAP basis)	$8,422	$16,114	$8,422	$16,114

Net income applicable to noncontrolling interest	(3)	—	(3)	—
Interest expense	16,145	15,849	16,145	15,849
Depreciation	27,124	26,844	27,124	26,844
Amortization	19,491	14,828	19,491	14,828
Impairment loss on real estate assets	1,953	—	1,953	—
Gain on sale of real estate assets	(32)	—	(32)	—
General & administrative expenses	7,950	6,677	7,950	6,677
Management fee revenue (1)	(203)	(181)	(203)	(181)
Other income	(47)	(87)	(47)	(87)
Straight-line rent effects of lease revenue	(1,531)	(3,210)
Amortization of lease-related intangibles	(1,923)	(2,006)

Property NOI	$77,346	$74,828	$80,800	$80,044

Net operating income from:
Acquisitions (2)	(5,546)	(431)	(6,876)	(694)
Dispositions (3)	(296)	(7,019)	(280)	(6,811)
Other investments (4)	(896)	(132)	(889)	(141)

Same Store NOI	$70,608	$67,246	$72,755	$72,398

Change period over period in Same Store NOI	5.0%	N/A	0.5%	N/A

(1)Presented net of related operating expenses incurred to earn such management fee revenue.
(2)Acquisitions consist of 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018; Galleria 100 and land in Atlanta, Georgia, purchased on May 6, 2019; and Galleria 400, Galleria 600 and land in Atlanta, Georgia, purchased on August 23, 2019.
(3)Dispositions consist of a 14-property portfolio sold on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I and II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee); 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018; One Independence Square in Washington, D.C., sold on February 28, 2019; and The Dupree in Atlanta, Georgia, sold on September 4, 2019.
(4)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income applicable to Piedmont (GAAP basis)	$66,783	$84,886	$66,783	$84,886

Net income applicable to noncontrolling interest	(3)	(4)	(3)	(4)
Interest expense	46,750	45,294	46,750	45,294
Loss on extinguishment of debt	—	1,680	—	1,680
Depreciation	79,982	81,090	79,982	81,090
Amortization	55,622	46,773	55,622	46,773
Impairment loss on real estate assets	1,953	—	1,953	—
Gain on sale of real estate assets	(39,370)	(45,186)	(39,370)	(45,186)
Retirement and separation expenses associated with senior management transition in June 2019	3,175	—	3,175	—
General & administrative expenses	26,561	21,487	26,561	21,487
Management fee revenue (1)	(2,226)	(531)	(2,226)	(531)
Other income	(165)	(475)	(165)	(475)
Straight-line rent effects of lease revenue	(7,437)	(11,489)
Amortization of lease-related intangibles	(6,009)	(5,636)

Property NOI	$225,616	$217,889	$239,062	$235,014

Net operating income from:
Acquisitions (2)	(12,610)	(1,038)	(14,974)	(1,653)
Dispositions (3)	(4,931)	(18,368)	(3,479)	(16,845)
Other investments (4)	(1,181)	(1,456)	(1,159)	(1,292)

Same Store NOI	$206,894	$197,027	$219,450	$215,224

Change period over period in Same Store NOI	5.0%	N/A	2.0%	N/A

(1)Presented net of related operating expenses incurred to earn such management fee revenue.
(2)Acquisitions consist of 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018; Galleria 100 and land in Atlanta, Georgia, purchased on May 6, 2019; and Galleria 400, Galleria 600 and land in Atlanta, Georgia, purchased on August 23, 2019.
(3)Dispositions consist of a 14-property portfolio sold on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I and II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee); 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018; One Independence Square in Washington, D.C., sold on February 28, 2019; and The Dupree in Atlanta, Georgia, sold on September 4, 2019.
(4)Other investments consist of active or recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods and land. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties primarily located in select sub-markets within seven major office markets in the Eastern-half of the United States. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of September 30, 2019, our average lease is approximately 20,000 square feet with over six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current in-service portfolio of 55 office properties was 91.9% leased as of September 30, 2019 and 93.3% as of December 31, 2018. Scheduled lease expirations for the portfolio as a whole for the remainder of 2019 were 7.3% of our Annualized Lease Revenue as of September 30, 2019. The majority of those expirations related to the lease with our largest tenant, State of New York, at our 60 Broad Street building that was recently executed by the New York State Commissioner of General Services on behalf of the State of New York. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity, such as the acquisition of the Galleria 400 and Galleria 600 buildings in August 2019 with an average leased percentage of 84%.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2019, we had approximately 591,000 square feet of executed leases related to currently vacant space that had not yet commenced (301,000 square feet of which relates to a new, full-building lease at our Enclave Place building in Houston, Texas) and approximately 468,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

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

Same Store NOI increased 5.0% and 0.5% on a cash and accrual basis, respectively, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in cash basis Same Store NOI was attributable to the expiration of lease abatements. The slight increase in accrual basis Same Store NOI was related to the commencement of leases with higher straight-line rents, offset by down times between leases at 200 South Orange Avenue and 1155 Perimeter Center West, and lower overall occupancy levels. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2019, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table included in Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies. There have been no material changes to these policies during the nine months ended September 30, 2019.

Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2019

Leases

During the nine months ended September 30, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as well as various associated updates and amendments, which together comprise the requirements for lease accounting under Accounting Standards Codification 842 ("ASC 842"). ASC 842 fundamentally changed the definition of a lease, as well as the accounting for operating leases, by requiring lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the leased asset over the term of the lease. ASC 842 also prohibits the capitalization of internal direct payroll costs associated with negotiating and executing leases. Accounting for leases by lessors is substantially unchanged from prior practice as lessors continue to recognize lease revenue on a straight-line basis. Substantially all of our leases are with tenants (as lessees) in buildings owned and operated by us (as lessor). Operating leases where we are the lessee consist primarily of office space in buildings owned by a third party. The accounting for these leases resulted in recording immaterial right-of-use assets and lease liabilities.
In conjunction with adopting ASC 842, we adopted certain optional practical expedients, transition amendments, or made accounting policy elections as further detailed in Note 2 to our accompanying consolidated financial statements.
Stock Compensation to Nonemployees

During the nine months ended September 30, 2019, we adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Our only awards affected by ASU 2018-07 are equity-

classified award grants to our independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there was no cumulative effect adjustment recognized upon adoption.

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

Related-Party Transactions and Agreements

During the nine months ended September 30, 2019, we entered into employment or retirement agreements with certain of our current and former executive officers as more fully described in our Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. There were no other related-party transactions during the nine months ended September 30, 2019.

Contractual Obligations

There were no material changes in our contractual obligations during the three and nine months ended September 30, 2019. For further information, see our annual disclosures related to contractual obligations in Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The estimated fair value of our debt was approximately $1.9 billion as of September 30, 2019 and $1.7 billion as of December 31, 2018. Our interest rate swap agreements in place as of both September 30, 2019 and December 31, 2018 carried a notional amount totaling $450 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30%.

As of September 30, 2019, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.4 billion has an average effective interest rate of approximately 3.79% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2019, we had $398 million outstanding on our $500 Million Unsecured 2018 Line of Credit. However, we used the sales proceeds from the sale of 500 West Monroe Street on October 28, 2019 to repay substantially all of the outstanding balance on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in an total interest rate of 2.95%. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of September 30, 2019, resulted in an interest rate of 3.64%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2019 would increase interest expense approximately $5.0 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2019.
(b)Not applicable.
(c)During the three months ended September 30, 2019, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended September 30, 2019 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
July 1, 2019 to July 31, 2019	—	$—	—	$74,089
August 1, 2019 to August 31, 2019	—	$—	—	$74,089
September 1, 2019 to September 30, 2019	178	$20.35	—	$74,089	(1)
Total	178	$20.35	—

(1)Amounts available for purchase relate only to our Board-authorized stock repurchase plan under our current authorization to repurchase shares of our common stock through February 21, 2020.

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 30, 2019	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)