Form 10-K
period 2019-12-31
Piedmont Office Realty Trust, Inc.
filed 2020-02-19
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
(770) 418-8800
(Registrant’s telephone number, including area code)
    _________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value	PDM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,452,465,154 based on the closing price as reported on the New York Stock Exchange. As of February 18, 2020, 125,889,222 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 29, 2020.

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
•The illiquidity of real estate investments, including regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
•The risks and uncertainties associated with our acquisition and disposition of properties, many of which risks and uncertainties may not be known at the time of acquisition or disposition;
•Development and construction delays and resultant increased costs and risks;
•Our real estate development strategies may not be successful;
•Future acts of terrorism or armed hostilities in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;
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
•Changes in the financial condition of our tenants directly or indirectly resulting from geopolitical developments that could negatively affect international trade, including the uncertainty surrounding the United Kingdom's withdrawal from the European Union, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods;
•The effect of any litigation to which we are, or may become, subject;

•Additional risks and costs associated with owning properties occupied by co-working tenants, including risks of default during start-up and during economic downturns;
•Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”) or otherwise adversely affect our stockholders;
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

PART I

ITEM 1. BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont," "we," "our," or "us") (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, redevelopment, management, and ownership of commercial real estate properties located primarily in select sub-markets within seven major Eastern U.S. office markets, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of our buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through our wholly-owned, taxable REIT subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which we control. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

As of December 31, 2019, we owned and operated 54 in-service office properties comprised of approximately 16.0 million square feet of primarily Class A office space which was 91.2% leased. Collectively, approximately 93% of our Annualized Lease Revenue (see definition below) is generated from select sub-markets located within seven major office markets located in the Eastern United States: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As we typically lease to larger, credit-worthy corporate tenants, our average lease size is approximately 20,000 square feet with an average lease term remaining of seven years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our Annualized Lease Revenue derived from such tenants. No tenant accounts for more than 5.3% of our Annualized Lease Revenue.
Headquartered in Atlanta, Georgia, with regional and/or local management offices in each of our seven major markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. The achievement of such a designation recognizes excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and over 60% of our office portfolio (based on square footage) has achieved and maintains "Energy Star" efficiency (a designation for the top 25% of commercial buildings in energy consumption efficiency). In addition to operational excellence, we focus on fostering long-term relationships with our high-credit quality, diverse tenant base as evidenced by our approximately 68% tenant retention rate over the past ten years.
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

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties located in select sub-markets within seven major Eastern U.S. office markets that were identified based on their positive economic and demographic growth trends so as to position our investments for long-term appreciation. We believe these sub-markets are generally characterized by their strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation infrastructure, and limited competitive REIT ownership. Both our acquisition and development activities are targeted towards attractively priced, high quality, Class A office properties that complement our existing portfolio in such a manner that efficiencies can be gained and our market expertise can be maximized.

Proactive Asset Management, Leasing Capabilities and Property Management

Our proactive approach to asset and property management encompasses a number of operating initiatives designed to maximize occupancy and rental rates, including the following: devoting significant resources to building and cultivating our relationships with commercial real estate executives; maintaining local management offices in markets in which we have a significant presence; demonstrating our commitment to our tenants and local communities by maintaining the high quality of our properties; and driving a significant volume of leasing transactions in a manner that provides optimal returns by using creative approaches, including early extensions, lease wrap-arounds and restructurings. We manage portfolio risk by structuring lease expirations to avoid, among other things, having multiple leases expire in the same market in a relatively short period of time; applying our leasing and operational expertise in meeting the specialized requirements of federal, state and local government agencies to attract and retain these types of tenants; evaluating potential tenants based on third party and internal assessments of creditworthiness; and using our purchasing power and market knowledge to reduce our operating costs and those of our tenants.

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets for which we believe full value potential during our ownership has been achieved, and redeploying the proceeds of those dispositions into new investment opportunities with higher overall return prospects.

Financing Strategy

We employ a conservative leverage strategy by typically maintaining a debt-to-gross assets ratio of between 30% to 40%. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular point in time.

Use of Joint Ventures to Improve Returns and Mitigate Risk

We may selectively enter into strategic joint ventures with third parties to acquire, develop, redevelop or dispose of properties, thereby potentially reducing the amount of capital required by us to make investments, diversifying our sources of capital, enabling us to creatively acquire and control targeted properties, and allowing us to reduce our investment concentration in certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio, including the creation of additional amenities for our tenants to increase both occupancy and rental rates and thereby improve returns on our invested capital, as well as to maintain and enhance the competitive positioning of our properties in their respective market places.

Sustainability

We are dedicated to environmentally sustainable practices that enhance our commitment to provide the highest quality office properties. We strive to own and manage workplaces that are environmentally conscious, productive, and healthy for our tenants and employees by:

•empowering our property teams with the data and tools they need to sustainably manage their buildings;
•leveraging industry partnerships with BOMA, Energy Star, and U.S. Green Building Council, to confirm and advance the energy and sustainability performance of our assets; and
•implementing processes that continually improve our environmental performance.

Further details concerning Piedmont's environmental, social, and governance policies and initiatives, as well as its 2018 sustainability report, can be found on Piedmont's website, http://www.piedmontreit.com.

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to un-leased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development properties and properties taken out of service for redevelopment, if any.

Employees

As of December 31, 2019, we had 134 employees, with 46 of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in our seven major markets. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing quality customer service including; leasing, asset management, property management, and construction management services. As the competition for high-credit-quality tenants is intense, we may be required to provide rent abatements, incur charges for tenant improvements and other concessions, or we may not be able to lease vacant space timely, all of which may impact our results of operations. We also compete with other buyers who may be interested in properties we wish to acquire, which may affect the amount that we are required to pay for such properties or may ultimately result in our decision not to acquire such properties. Further, we may compete with sellers of similar properties when we sell properties, which may affect the amount of proceeds we receive from the disposal, or which may result in our inability to dispose of such properties due to the lack of an acceptable amount of proceeds offered by interested buyers.

Financial Information About Industry Segments

Our current business primarily consists of owning, managing, operating, leasing, acquiring, developing, redeveloping, investing in, and disposing of office real estate assets. We internally evaluate all of our real estate assets as one operating segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2019, no individual tenant represented more than 5.3% of our ALR.

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

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•changes in the national, regional, and local economic climate, particularly in markets in which we have a concentration of properties;
•local office market conditions such as employment rates and changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;
•changes in the patterns of office or parking garage use due to technological advances which may make telecommuting more prevalent or reduce the demand for office workers or parking spaces generally;
•increased demand for "co-working" or sharing of office space with other companies;
•increased supply of office space due to the conversion of other asset classes such as shopping malls and other retail establishments to office space;
•the attractiveness of our properties to potential tenants and competition from other available properties;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;
•changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent, and tenant improvement allowances;
•the financial stability of our tenants or groups of tenants in specific industry sectors (such as the oil and gas, insurance, and co-working sectors), including bankruptcies, financial difficulties, or lease defaults by our tenants;
•inability to finance property development or acquisitions on favorable terms;
•changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our ability to control rents in light of such changes;
•the need to periodically fund the costs to repair, renovate, and re-let space;
•earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or under insured losses;
•changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and
•significant changes in accounting standards and tax laws.

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

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. The competition for credit worthy tenants is intense, and we may have difficulty competing, especially with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates, or those that have the ability to offer superior amenities or more flexible leasing terms. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new tenants, this intense competition may require us to utilize rent concessions and tenant improvements to a greater extent than we have historically.

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

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Further, our portfolio of properties is primarily located in seven major metropolitan areas: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. Collectively, these seven metropolitan areas accounted for approximately 93% of our ALR from our portfolio of properties as of December 31, 2019. As a result, we are particularly susceptible to adverse market conditions in these cities, including any reduction in demand for office properties, industry slowdowns, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Many of our tenants may be adversely impacted by the specific consequences of, and the general market uncertainty associated with, geopolitical developments that could negatively affect international trade, including the uncertainty surrounding the United Kingdom’s withdrawal from the European Union, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods. If any of our tenants, or groups of tenants in specific industry sectors (such as the oil and gas, insurance, and co-working sectors), experience or anticipate an adverse change in their respective businesses for any reason, they may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or to sell the property without incurring a loss. In addition, significant expenditures related to mortgage payments, real estate taxes, insurance, and maintenance costs are generally fixed or may not decrease immediately when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2019, our largest lead tenants, based on ALR, were: US Bancorp (5.3% of ALR), State of New York (5.1% of ALR), Independence Blue Cross (3.9% of ALR), the City of New York (2.3% of ALR), and Transocean (1.9% of ALR). The revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

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

We currently own five properties in which some of the tenants in each property are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intending to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. In addition, we face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

We intend to continue acquiring high-quality office properties, subject to: the availability of attractive properties, our ability to arrange financing, and our ability to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns.

In particular, to the extent that we engage in acquisition activities, they will pose the following risks for our ongoing operations:

•we may acquire properties or other real estate-related investments that are not initially accretive to our results upon acquisition or accept lower cash flows in anticipation of longer term appreciation, and we may not successfully manage and lease those properties to meet our expectations;
•we may not achieve expected cost savings and operating efficiencies;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•management attention may be diverted to the integration of acquired properties, which in some cases may turn out to be less compatible with our operating strategy than originally anticipated;
•we may not be able to support the acquired property through one of our existing property management offices and may not successfully open new satellite offices to serve additional markets;
•the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, unknown/undisclosed latent structural issues or maintenance problems, claims by tenants, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

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

We may not be able to dispose of properties that no longer meet our strategic plans or to timely and efficiently apply the proceeds from any disposition of properties.

We may seek to dispose of properties that no longer meet our strategic plans with the intent to use the proceeds generated from such potential disposition to acquire additional properties better aligned with our investment criteria and growth strategy or to fund other operational needs. We may not be able to dispose of these properties for the proceeds we expect, or at all, and we may incur costs and divert management attention from our ongoing operations as part of efforts to dispose of these properties, regardless of whether such efforts are ultimately successful. In addition, if we are able to dispose of those properties, we may not be able to re-deploy the proceeds in a timely or more efficient manner, if at all. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of new properties. The failure to dispose of properties, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities, could have an adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

From time to time, we engage in various development and redevelopment activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

•development projects in which we have invested may be abandoned and the related investment will be impaired;
•we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
•we may not be able to obtain land on which to develop;
•we may not be able to obtain financing for development projects, or obtain financing on favorable terms;
•construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of errors or omissions in the project's design, contract default, contractor or subcontractor default, performance bond surety default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);
•tenants which pre-lease space or contract with us for a build-to-suit project may default prior to occupying the project;
•upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans; and
•we may not achieve sufficient occupancy levels and/or obtain sufficient rents to ensure the profitability of a completed project.

Moreover, substantial renovation and development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our other operations.

Future terrorist attacks in the major metropolitan areas in which we own properties or armed hostilities could significantly impact the demand for, and value of, our properties.

Our portfolio of properties is primarily located in the following major metropolitan areas: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C., any of which could be, and some of which have been, the target of terrorist attacks. Future terrorist attacks and other acts of terrorism or war could severely impact the demand for, and value of, our properties.

Terrorist attacks in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. Attacks or armed conflicts could result in increased operating costs; including building security, property and casualty insurance, and property maintenance. As a result of terrorist activities or other armed hostilities, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from an attack. A decrease in demand could also make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks or armed hostilities otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

We face risks related to the occurrence of cyber incidents, or a deficiency in our cyber-security, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, functionality, or availability of our information resources and systems. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt building or corporate operations, corrupt data, or steal confidential information. While we have not experienced any material cyber incidents in the past, the risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include physical harm to occupants of our buildings, physical damage to our buildings, actual cash loss, operational interruption, damage to our relationship and reputation with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. In addition, social engineering and phishing are a particular concern for companies with employees. We are continuously working to install new, and to upgrade our existing networks, building operating and information technology systems, and to train employees against phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. However, such upgrades, new technology and training may not be sufficient to protect us from all risks.

We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems, and despite various measures we have implemented to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

We carry comprehensive general liability, fire, rental loss, environmental, cyber-security, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional or cyber terrorism, armed hostilities, chemical, biological, nuclear and radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Under the Terrorism Risk Insurance Act ("TRIA"), which is currently effective through December 31, 2027, United States insurers cannot exclude conventional (non-CBNR) terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In some cases, mortgage lenders may insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

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

From time to time we may enter into strategic joint ventures with institutional investors to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including but not limited to the following:

•in these investments, we may not have exclusive control over the development, financing, leasing, management, and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;
•joint venture agreements often restrict the transfer of a co-venturer’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•we may not be in a position to exercise sole decision-making authority regarding the property or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales;
•such co-venturer may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•such co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;
•the possibility that our co-venturer in an investment might become bankrupt, which would mean that we and any other remaining co-venturers would generally remain liable for the joint venture’s liabilities;
•our relationships with our co-venturers are contractual in nature and may be terminated or dissolved under the terms of the applicable joint venture agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at a premium to the market price to continue ownership;
•disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the properties owned by the applicable joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of our co-venturers, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

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

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. As a result, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Even if more than one party may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants.

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

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations, and business. The majority of our portfolio of properties is located along the Eastern coast of the United States. To the extent that climate change causes variations in weather patterns, our markets could experience increases in storm intensity, larger flood zones, and/or rising sea-levels. Over time, these conditions could result in physical damage to our buildings or a decline in demand for office space in our buildings. Climate change could also indirectly negatively impact our business by causing increased costs associated with property and casualty or flood insurance, energy, or storm cleanup. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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

From time to time, we may be subject to legal action arising in the ordinary course of our business or otherwise. Such action could distract key personnel from management of the company and result in additional expenses which, if uninsured, could adversely impact our earnings and cash flows, thereby impacting our ability to service our debt and make quarterly distributions to our stockholders. There can be no assurance that our insurance policies will fully cover any payments or legal costs associated with any potential legal action. Further, the ultimate resolution of such action could impact the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•within the limits provided in our charter, prevent the ownership, transfer, and/or accumulation of stock in order to protect our status as a REIT or for any other reason deemed to be in our best interest and the interest of our stockholders;
•issue additional shares of stock without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;
•amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue, without obtaining stockholder approval;
•classify or reclassify any unissued shares of our common or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;
•employ and compensate affiliates;
•direct our resources toward investments, which ultimately may not appreciate over time;
•change creditworthiness standards with respect to our tenants;
•change our investment or borrowing policies;
•determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT; and
•suspend, modify or terminate the dividend reinvestment plan.

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

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose supermajority voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Distributions are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including:

•cash available for distribution;
•our results of operations and anticipated future results of operations;
•our financial condition, especially in relation to our anticipated future capital needs of our properties;
•the level of reserves we establish for future capital expenditures;
•the distribution requirements for REITs under the Code;
•the level of distributions paid by comparable listed REITs;
•our operating expenses; and
•other factors our board of directors deems relevant.

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

The U.S. stock markets, including the NYSE on which our common stock is listed, have historically experienced significant price and volume fluctuations. The market price of our common stock may be highly volatile and could be subject to wide fluctuations and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above their purchase price. We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include, but are not limited to, the following:

•actual or anticipated variations in our quarterly operating results;
•changes in our earnings estimates or publication of research reports about us or the real estate industry, although no assurance can be given that any research reports about us will be published or the accuracy of such reports;
•changes in our dividend policy;
•future sales of substantial amounts of our common stock by our existing or future stockholders;
•increases in market interest rates, which may lead purchasers of our stock to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key personnel;
•actions by institutional stockholders;
•material, adverse litigation judgments;
•speculation in the press or investment community;
•general market and economic conditions; and
•the realization of any of the other risk factors described in this report.

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

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by H.R. 1 will require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statement (subject to an exception for certain income that is already subject to a special method of accounting under the Code). This could cause us to recognize taxable income prior to the receipt of the associated cash. H.R. 1 also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase our taxable income and our required distributions. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.

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

As of December 31, 2019, we had total outstanding indebtedness of approximately $1.5 billion and a total debt to gross assets ratio of 32.5%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

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

Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although we believe no such instances exist as of December 31, 2019, in those cases, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

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

Currently, any outstanding draws on our $500 Million Unsecured 2018 Line of Credit and our variable rate-debt instruments which are not subject to hedging under interest rate swap agreements represent our exposure to interest rate changes. In addition, any outstanding draws under the $500 Million Unsecured 2018 Line of Credit are subject to various length LIBOR locks; however, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

As of December 31, 2019, approximately $550 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR. In addition, we currently have interest rate swaps with a notional value of $150 million that also use LIBOR as a reference rate. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. If the methods of calculating LIBOR change from current methods for any reason, or if LIBOR ceases to perform as it has historically, our interest expense associated with the unhedged portion of our outstanding indebtedness or any future indebtedness we incur may increase. Further, if LIBOR ceases to exist, we may be forced to substitute an alternative reference rate, such as a different benchmark interest rate or base rate borrowings, in lieu of LIBOR under our current and future indebtedness and interest rate swaps. At this point, it is not clear what, if any, alternative reference rate may be adopted to replace LIBOR, however, any such alternative reference rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2019.

ITEM 2. PROPERTIES

Overview

As of December 31, 2019, we owned interests in 54 in-service office properties, and approximately 93% of our ALR was generated from select sub-markets located within the following major U.S. office markets: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of December 31, 2019 and 2018, our in-service portfolio was 91.2% and 93.3% leased, respectively, with an average lease term remaining as of each period end of approximately seven years and an average lease size of approximately 20,000 square feet. No tenant accounts for more than 5.3% of our ALR, and our five largest tenants are U.S. Bancorp, State of New York, Independence Blue Cross, City of New York, and Transocean.

ALR (see Item 1. Business - "Information Regarding Disclosures Presented" above) related to our in-service portfolio was $496.2 million, or $33.91 per leased square foot, as of December 31, 2019 as compared with $520.0 million, or $34.37 per leased square foot, as of December 31, 2018. These rental rates are presented before consideration of the fact that several of our largest tenants self-perform various aspects of their building management; therefore, we do not count those expenses in our gross rent calculations. If the costs of these functions are added to these leases, our average gross rent for our in-service portfolio as of December 31, 2019, increases to $35.43 per leased square foot.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2019:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Atlanta	$88,985	3,387	17.9	88.7
Minneapolis	67,637	2,104	13.6	97.1
New York	66,631	1,770	13.4	95.5
Washington, D.C.	65,865	1,619	13.3	78.3
Boston	60,083	1,882	12.1	94.5
Dallas	55,360	2,115	11.2	86.0
Orlando	54,712	1,754	11.0	95.2
Other (1)	36,924	1,415	7.5	96.2
	$496,197	16,046	100.0	91.2

(1)Includes 1901 Market Street in Philadelphia, Pennsylvania; 1430 Enclave Parkway and Enclave Place in Houston, Texas; and Two Pierce Place in Chicago, Illinois.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2019 during each of the next thirteen years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
Available space	$—	—
2020	43,811	8.8
2021	24,614	5.0
2022	40,523	8.2
2023	41,776	8.4
2024	67,209	13.5
2025	35,014	7.1
2026	27,585	5.6
2027	40,352	8.1
2028	34,419	6.9
2029	28,584	5.8
2030	15,204	3.1
2031	1,684	0.3
Thereafter	95,422	19.2
	$496,197	100.0

Certain Restrictions Related to our Properties

As of December 31, 2019, the 5 Wall Street building in Burlington, Massachusetts and the 1901 Market Street building in Philadelphia, Pennsylvania, were held as collateral for debt, and no properties were subject to ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding the two properties held as collateral for debt facilities as of December 31, 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 18, 2020, there were 9,225 common stockholders of record of our common stock.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2014 through December 31, 2019. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$170
$160
$150
$140
$130
$120
$110
$100
12/31/14
12/31/2015
12/31/16
12/31/17
12/31/18
12/31/19
Piedmont Office Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2014	2015	2016	2017	2018	2019
Piedmont Office Realty Trust, Inc.	$100.00	$104.98	$121.37	$121.49	$110.43	$150.10
FTSE NAREIT Equity Office	$100.00	$100.29	$113.49	$119.45	$102.13	$134.22
FTSE NAREIT Equity REITs	$100.00	$103.20	$111.99	$117.84	$112.39	$141.61
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish Piedmont’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by Piedmont under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2019, we did not repurchase any shares of our common stock in the open market.

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2019 to October 31, 2019	—	$—	—	$74,089
November 1, 2019 to November 30, 2019	—	$—	—	$74,089
December 1, 2019 to December 31, 2019	—	$—	—	$74,089	(1)
Total	—	$—	—

(1)Amounts available for purchase relate only to our Board-authorized stock repurchase plan under our authorization to repurchase shares of our common stock through February 21, 2020. On February 19, 2020, Piedmont's Board of Directors extended the authorization of our stock repurchase program for up to $200 million in share repurchases through February 2022, at the discretion of management. Further, on February 19, 2020, Piedmont's Board of Directors suspended the company-funded Dividend Reinvestment Plan offered through our transfer agent effective March 21, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2019	2018	2017	2016	2015
Statement of Income Data:
Total revenues	$533,178	$525,967	$574,173	$555,715	$584,769
Property operating costs	$211,380	$209,338	$222,441	$220,796	$244,090
Depreciation and amortization	$182,681	$171,251	$194,655	$202,852	$195,389
Impairment loss on real estate assets	$8,953	$—	$46,461	$33,901	$43,301
General and administrative expenses	$37,895	$29,713	$29,319	$27,382	$28,278
Interest and other expense	$(60,023)	$(61,065)	$(63,622)	$(64,477)	$(72,158)
Gain on sale of real estate assets not classified as discontinued operations	$197,010	$75,691	$115,874	$93,410	$129,683
Income from continuing operations	$229,256	$130,291	$133,549	$99,717	$131,236
Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$1.82	$1.00	$0.92	$0.69	$0.87
Cash dividends declared per common share	$0.84	$0.84	$1.34	$0.84	$0.84
Weighted-average shares outstanding—basic (in thousands)	125,709	130,161	145,044	145,230	150,538
Weighted-average shares outstanding—diluted (in thousands)	126,182	130,636	145,380	145,635	150,880
Balance Sheet Data (at period end):
Total assets	$3,516,757	$3,592,429	$3,999,967	$4,368,168	$4,361,511
Total stockholders’ equity	$1,818,974	$1,712,140	$1,986,489	$2,097,703	$2,123,420
Outstanding debt	$1,481,404	$1,685,472	$1,726,927	$2,020,475	$2,029,510
NAREIT Funds from Operations Data (1):
GAAP net income applicable to common stock	$229,261	$130,296	$133,564	$99,732	$131,304
Depreciation and amortization	181,721	170,348	193,904	202,268	194,943
Impairment loss	8,953	—	46,461	33,901	43,301
Gain on sale- wholly-owned properties and unconsolidated partnerships	(197,010)	(75,691)	(119,557)	(93,410)	(129,682)
NAREIT Funds From Operations applicable to common stock (1)	$222,925	$224,953	$254,372	$242,491	$239,866
Retirement and separation expenses associated with senior management transition in June 2019	3,175	—	—	—	—
Acquisition costs	—	—	6	976	919
Loss on extinguishment of debt	—	1,680	—	—	38
Net loss/(recoveries) of casualty loss and litigation settlements	—	—	—	(34)	278
Core Funds From Operations applicable to common stock (1)	$226,100	$226,633	$254,378	$243,433	$241,101
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,101	2,083	2,496	2,610	2,547
Depreciation of non real estate assets	872	813	809	841	755
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(18,734)	(21,595)	(28,067)	(26,609)	(20,305)
Stock-based compensation adjustments	5,030	7,528	6,139	5,620	7,090
Acquisition costs	—	—	(6)	(976)	(919)
Non-incremental capital expenditures	(49,653)	(44,004)	(35,437)	(35,568)	(44,136)
Adjusted Funds From Operations applicable to common stock (1)	$165,716	$171,458	$200,312	$189,351	$186,133

(1)Net income calculated in accordance with GAAP is the starting point for calculating Funds from Operations, Core Funds From Operations, and Adjusted Funds From Operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations, Core Funds from Operations, and Adjusted Funds From Operations" below for a description and reconciliation of the calculations as presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6, Selected Financial Data, above and our audited consolidated financial statements and notes thereto as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

Liquidity and Capital Resources

On February 12, 2020, we acquired the "Dallas Galleria Office Towers", three Class A office towers totaling approximately 1.4 million square feet of office space, associated parking garages, and a 1.9 acre land parcel located within a 3.7 million square foot mixed-use development in Dallas, Texas that includes the the Galleria Dallas retail destination, encompassing over 30 dining options and 1.5 million square feet of shopping, along with the 448-room Westin Galleria Hotel, for a net purchase price of approximately $396 million, or approximately $275 per square foot. The acquisition was initially funded with cash on hand and borrowings under our $500 Million 2018 Line of Credit. As a result, we entered into an additional, short-term, $150 million bank availability loan. Over the next several months, we intend to use cash flows generated from the operation of our properties, proceeds from selective property dispositions, and proceeds from both our $500 Million Unsecured 2018 Line of Credit and $150 million term loan (if necessary) as our primary sources of immediate liquidity. We intend to pay down the line of credit using the net proceeds from the anticipated sale of 1901 Market Street in Philadelphia, Pennsylvania.

In addition, when necessary we may seek new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2019 and 2018, we incurred the following types of capital expenditures (in thousands):

	December 31, 2019	December 31, 2018
Capital expenditures for new development	$30	$78
Capital expenditures for redevelopment/ renovations	11,104	9,913
Other capital expenditures, including building and tenant improvements	92,419	62,114
Total capital expenditures (1)	$103,553	$72,105

(1)Of the total amounts paid, approximately $2.7 million and $2.1 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2019 and 2018, respectively.
"Capital expenditures for new development" relate to initial capital costs for potential new office development projects at certain of our existing land parcels.

"Capital expenditures for redevelopment/renovations" during the year ended December 31, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota, as well as a redevelopment project to upgrade common areas, amenities, and parking, at our Two Pierce Place building in Itasca, Illinois. Expenditures during the year ended December 31, 2018 primarily related to the redevelopment project at Two Pierce Place.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the year ended December 31, 2019, we committed to spend approximately $5.86 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments), as compared to $5.64 per square foot per year of lease term (net of expired lease commitments) for the year ended December 31, 2018. As of the date of this filing, we had one individually significant tenant improvement commitment related to the approximately 20-year, approximately 520,000 square foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019. In conjunction with that lease, we anticipate spending approximately $5.50 per square foot per year of lease term over the next five years for market-based tenant improvement allowances.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. In particular, we are currently in the process of negotiating the renewal of a majority of the current 320,000 square foot lease with the City of New York, at our 60 Broad Street building in New York City, that expires during 2020, and we anticipate spending significant capital for market-based tenant improvement allowances and leasing commissions over the next several years associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading at a significant discount to net asset value. On February 19, 2020, Piedmont's Board of Directors extended the authorization of the stock repurchase program for up to $200 million in share repurchases through February 2022, at the discretion of management. Finally, although we have no scheduled debt maturities until the third quarter of 2021, we expect to use capital to repay debt obligations when they become due or when we deem it prudent to refinance various obligations.

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

Results of Operations (2019 vs. 2018)

Overview

Net income applicable to common stockholders for the year ended December 31, 2019 was $229.3 million, or $1.82 per diluted share, as compared with net income applicable to common stockholders of $130.3 million, or $1.00 per diluted share, for the year ended December 31, 2018. The year ended December 31, 2019 included approximately $188.1 million, or $1.49 per diluted share, of gains on sales of real estate assets net of impairment losses, whereas the prior year included approximately $75.7 million, or $0.58 per diluted share, of gains on sales of real estate assets.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2019 vs. the year ended December 31, 2018.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2019 and 2018, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2019	% of Revenues	December 31, 2018	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$511.9		$504.4		$7.5
Property management fee revenue	3.4		1.5		1.9
Other property related income	17.9		20.1		(2.2)
Total revenues	533.2	100%	526.0	100%	7.2
Expense:
Property operating costs	211.4	40%	209.3	40%	2.1
Depreciation	106.0	20%	108.0	20%	(2.0)
Amortization	76.7	14%	63.3	12%	13.4
Impairment losses on real estate assets	8.9	2%	—	—%	8.9
General and administrative	37.9	7%	29.7	6%	8.2
	440.9	83%	410.3	78%	30.6
Other income (expense):
Interest expense	(61.6)	12%	(61.0)	12%	(0.6)
Other income	1.6	—%	1.6	—%	—
Loss on extinguishment of debt	—	—%	(1.7)	—%	1.7
Gain on sale of real estate assets	197.0	38%	75.7	15%	121.3
Net income	$229.3	43%	$130.3	25%	$99.0

Revenue

Rental and tenant reimbursement revenue increased approximately $7.5 million for the year ended December 31, 2019 as compared to the same period in the prior year. The variance was primarily due to new leases at higher overall rental rates commencing during 2018 and 2019 in our existing portfolio. Further, we recognized increased reimbursement revenue as a result of higher recoverable property operating costs, contributing approximately $1.0 million to the increase.

Property management fee revenue increased approximately $1.9 million for the year ended December 31, 2019 as compared to the same period in the prior year. The increase was primarily due to construction management fees received from one of our former Independence Square properties during the year ended December 31, 2019, with such fees varying from year-to-year due to the variability of construction activity.

Other property related income decreased approximately $2.2 million for the year ended December 31, 2019 as compared to the same period in the prior year. The decrease in parking revenue earned in 2019 when compared to the prior period is due to the sale of the 800 North Brand Boulevard building in November 2018, and the sale of the 500 West Monroe Street building in October 2019; with both buildings generating large parking garage incomes.

Expense

Property operating costs increased approximately $2.1 million for the year ended December 31, 2019 as compared to the same period in the prior year. Approximately $4.6 million of the increase was due to higher overall property operating costs in our existing portfolio, particularly parking, janitorial, and repairs and maintenance costs. This increase was offset by approximately $2.8 million of lower overall expenses resulting from net disposition activity subsequent to January 1, 2018.

Depreciation expense decreased approximately $2.0 million for the year ended December 31, 2019 compared to the same period in the prior year. Approximately $6.0 million of the decrease was attributable to net disposition activity subsequent to January 1, 2018; however, this decrease was offset by approximately $4.0 million of depreciation on additional building and tenant improvements placed in service subsequent to January 1, 2018.

Amortization expense increased approximately $13.4 million for the year ended December 31, 2019 compared to the same period in the prior year. Approximately $22.5 million of the increase was due to the amortization of lease intangible assets associated with properties acquired subsequent to January 1, 2018. A significant portion of this increase was offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2018.

During the year ended December 31, 2019, we recognized impairment losses on real estate assets totaling approximately $8.9 million related to our 600 Corporate Drive asset in Lebanon, New Jersey, as well as an impairment loss recognized in conjunction with the disposition of The Dupree building in September 2019 (see Note 7 and Note 13 to the accompanying consolidated financial statements for more details).

General and administrative expenses increased approximately $8.2 million for the year ended December 31, 2019 as compared to the same period in the prior year primarily due to increased accruals of expense associated with potential performance-based equity compensation as a result of our relative stock performance during the current year. The remainder of the increase is due to approximately $3.2 million of retirement and separation expenses recognized in June 2019 for the senior management transition.

Other Income (Expense)

Interest expense increased approximately $0.6 million for the year ended December 31, 2019 as compared to the same period in the prior year primarily as a result of higher average balances outstanding during the current year. The variance was partially offset by an increase in capitalized interest in the current year, as compared to the prior year, of approximately $0.8 million.

The loss on extinguishment of debt for the year ended December 31, 2018 was associated with the early repayment of our $170 Million Unsecured 2015 Term Loan and our $300 Million Unsecured 2013 Term Loan. The loss includes the write-off of unamortized debt issuance costs, discounts, and costs related to the termination of interest rate swap agreements associated with the debt.

Gain on sale of real estate assets during the year ended December 31, 2019 reflected an approximately $33.2 million gain recognized on the sale of the One Independence Square building in Washington, D.C. that closed in February 2019, an approximately $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages, and an approximately $157.7 million gain recognized on the sale of the 500 West Monroe Street building in Chicago, Illinois. During the year ended December 31, 2018, gain on sale of real estate assets represents the approximately $30.4 million gain recognized on the sale of the 800 North Brand Boulevard building in Glendale, California in November 2018, as well as certain assets included in the sale of the 2017 Disposition Portfolio comprised of 14 non-core assets in various markets that closed in January 2018, which contributed an additional $45.3 million gain.

Results of Operations (2018 vs. 2017)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2018 vs. 2017)" in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019, for a discussion of the results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real estate and impairment charges (including our proportionate share of gains from sales of property related to investments in unconsolidated joint ventures), plus the add back of depreciation and amortization on real estate assets (including our proportionate share of depreciation and amortization related to investments in unconsolidated joint ventures). Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to such other REITs.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	2019	Per Share (1)	2018	Per Share(1)	2017	Per Share(1)
GAAP net income applicable to common stock	$229,261	$1.82	$130,296	$1.00	$133,564	$0.92
Depreciation of real assets (2)	105,111	0.83	107,113	0.82	118,577	0.82
Amortization of lease-related costs (2)	76,610	0.61	63,235	0.48	75,327	0.52
Impairment loss on real estate assets	8,953	0.07	—	—	46,461	0.32
Gain on sale- wholly-owned properties	(197,010)	(1.56)	(75,691)	(0.58)	(115,874)	(0.80)
Gain on sale- unconsolidated partnerships	—	—	—	—	(3,683)	(0.03)
NAREIT Funds From Operations applicable to common stock	$222,925	$1.77	$224,953	$1.72	$254,372	$1.75
Adjustments:
Retirement and separation expenses associated with senior management transition in June 2019	3,175	0.02	—	—	—	—
Acquisition costs	—	—	—	—	6	—
Loss on extinguishment of debt	—	—	1,680	0.01	—	—
Core Funds From Operations applicable to common stock	$226,100	$1.79	$226,633	$1.73	$254,378	$1.75
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discounts on debt	2,101		2,083		2,496
Depreciation of non real estate assets	872		813		809
Straight-line effects of lease revenue (2)	(10,411)		(13,980)		(21,492)
Stock-based compensation adjustments	5,030		7,528		6,139
Net effect of amortization of above and below-market in-place lease intangibles	(8,323)		(7,615)		(6,575)
Acquisition costs	—		—		(6)
Non-incremental capital expenditures (3)	(49,653)		(44,004)		(35,437)
Adjusted Funds From Operations applicable to common stock	$165,716		$171,458		$200,312
Weighted-average shares outstanding – diluted	126,182		130,636		145,380

(1)Based on weighted-average shares outstanding—diluted.
(2)Includes adjustments for wholly-owned properties, as well as such adjustments for our proportionate ownership in unconsolidated joint ventures.
(3)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2019 and 2018, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Net income applicable to Piedmont (GAAP basis)	$229,261	$130,296	$229,261	$130,296

Net loss applicable to noncontrolling interest	(5)	(5)	(5)	(5)
Interest expense	61,594	61,023	61,594	61,023
Depreciation	105,985	107,927	105,985	107,927
Amortization	76,610	63,235	76,610	63,235
Impairment loss on real estate assets	8,953	—	8,953	—
Gain on sale of real estate assets	(197,010)	(75,691)	(197,010)	(75,691)

EBITDAre(1)	285,388	286,785	285,388	286,785
Loss on extinguishment of debt	—	1,680	—	1,680
Retirement and separation expenses associated with senior management transition in June 2019	3,175	—	3,175	—

Core EBITDA(2)	288,563	288,465	288,563	288,465
General & administrative expenses	34,720	29,713	34,720	29,713
Management fee revenue(3)	(2,518)	(712)	(2,518)	(712)
Other income	(228)	(418)	(228)	(418)
Straight-line rent effects of lease revenue	(10,411)	(13,980)
Amortization of lease-related intangibles	(8,323)	(7,615)

Property NOI	301,803	295,453	320,537	317,048

Net operating income from:
Acquisitions(4)	(19,968)	(2,713)	(24,124)	(3,663)
Dispositions(5)	(26,507)	(50,794)	(25,325)	(48,678)
Other investments(6)	(1,204)	(1,465)	(1,142)	(1,317)

Same Store NOI	$254,124	$240,481	$269,946	$263,390

Change period over period in Same Store NOI	5.7%	N/A	2.5%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines EBITDAre as net income (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment losses, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for unconsolidated partnerships and joint ventures. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Acquisitions consist of 501 West Church Street in Orlando, Florida, purchased on February 23, 2018; 9320 Excelsior Boulevard in Hopkins, Minnesota, purchased on October 25, 2018; 25 Burlington Mall Road in Burlington, Massachusetts, purchased on December 12, 2018; Galleria 100 and land in Atlanta, Georgia, purchased on May 6, 2019; and Galleria 400, Galleria 600 and land in Atlanta, Georgia, purchased on August 23, 2019.
(5)Dispositions consist of a 14-property portfolio sold on January 4, 2018 (comprised of 2300 Cabot Drive in Lisle, Illinois; Windy Point I and II in Schaumburg, Illinois; Suwanee Gateway One and land in Suwanee, Georgia; 1200 Crown Colony Drive in Quincy, Massachusetts; Piedmont Pointe I and II in Bethesda, Maryland; 1075 West Entrance Drive and Auburn Hills Corporate Center in Auburn Hills, Michigan; 5601 Hiatus Road in Tamarac, Florida; 2001 NW 64th Street in Ft. Lauderdale, Florida; Desert Canyon 300 in Phoenix, Arizona; 5301 Maryland Way in Brentwood, Tennessee; and 2120 West End Avenue in Nashville, Tennessee); 800 North Brand Boulevard in Glendale, California, sold on November 29, 2018; One Independence Square in Washington, D.C., sold on February 28, 2019; The Dupree in Atlanta, Georgia, sold on September 4, 2019, and 500 West Monroe Street in Chicago, Illinois, sold on October 28, 2019.
(6)Other investments consist of active or recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods and land. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties located primarily in select sub-markets within seven major Eastern U.S. office markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of December 31, 2019, our average lease is approximately 20,000 square feet with seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

As of December 31, 2019, our in-service portfolio of 54 office properties was 91.2% leased, down from 93.3% leased as of December 31, 2018, and scheduled lease expirations for the portfolio as a whole for the year ended December 31, 2020 are 8.8% of our ALR. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our leased percentage, respectively. Our leased percentage may also fluctuate with the impact of various occupancy levels in our net acquisition and disposition activity and we anticipate our leased percentage will decrease during early 2020 as a result of placing our recently re-developed, 42% leased asset, Two Pierce Place in Chicago, Illinois (approximately 487,000 square feet) in service on January 1, 2020.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2019, we had approximately 348,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 660,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. For the portfolio in general during the year ended December 31, 2019, we experienced a 9.8% and 21.6% roll up on executed leases in stated cash and accrual rents, respectively, from new leases and renewals for space that was vacant one year or less, as compared to a 2.4% and 9.1% roll up on executed leases in stated cash and accrual rents, respectively, for similar space during the year ended December 31, 2018. The significant roll up in accrual rents during the year ended December 31, 2019 was significantly impacted by the approximately 520,000 square foot, 20-year renewal of the State of New York's lease at 60 Broad Street in New York City.

Same Store NOI increased 5.7% and 2.5% on a cash and accrual basis, respectively, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in cash basis Same Store NOI was attributable to the expiration of lease abatements. The slight increase in accrual basis Same Store NOI was related to the commencement of leases with higher straight-line rents and higher average occupancy levels during the year ended December 31, 2019, offset by down times between leases at certain assets. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Rental Revenue Recognition

Rental income for office properties is our principal source of revenue. The timing of rental revenue recognition is largely dependent on our conclusion as to whether we, or our tenant, are the owner of tenant improvements at the leased property. The determination of whether we, or our tenant, are the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform an evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include but are not limited to the following:

•whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements as a condition of the lease;
•whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets;
•whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord;
•whether the landlord is obligated to fund cost overruns for the construction of leasehold improvements;
•whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties; and
•whether the estimated economic life of the leasehold improvements is long enough to allow for a significant residual value that could benefit the landlord at the end of the lease term.

When we conclude that we are the owner of tenant improvements, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as our asset are substantially complete, and our landlord obligation has been materially satisfied. When we conclude that our tenant is the owner of certain tenant improvements, we record our contribution towards those improvements as a lease incentive, which is amortized as a reduction to rental and tenant reimbursement revenue on a straight-line basis over the term of the related lease, and the recognition of rental revenue begins when the tenant takes possession of or controls the space.

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

Accounting Pronouncements Adopted during the Year Ended December 31, 2019

Leases

During the year ended December 31, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as well as various associated updates and amendments, which together comprise the requirements for lease accounting under Accounting Standards Codification 842 ("ASC 842"). ASC 842 fundamentally changed the definition of a lease, as well as the accounting for operating leases, by requiring lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the leased asset over the term of the lease. ASC 842 also prohibits the capitalization of internal direct payroll costs associated with negotiating and executing leases. Accounting for leases by lessors is substantially unchanged from prior practice as lessors continue to recognize lease revenue on a straight-line basis. Substantially all of our leases are with tenants (as lessees) in buildings owned and operated by us (as lessor). Operating leases where we are the lessee consist primarily of office space in buildings owned by a third party. The accounting for these leases resulted in recording immaterial right-of-use assets and lease liabilities.
In conjunction with adopting ASC 842, we adopted certain optional practical expedients, transition amendments, or made accounting policy elections as further detailed in Note 2 to our accompanying consolidated financial statements.
Stock Compensation to Nonemployees

During the year ended December 31, 2019, we adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Our only awards affected by ASU 2018-07 are equity-classified award grants to our independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there was no cumulative effect adjustment recognized upon adoption.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2019, other than a consulting agreement with our former Chief Investment Officer ("CIO"), Raymond L. Owens. Mr. Owens retired effective June 30, 2017, but will remain a consultant for us until June 30, 2020 and will earn $18,500 per month. During the year ended December 31, 2019, we incurred approximately $222,000 related to this consulting agreement. Additionally, during the year ended December 31, 2019, we entered into employment or retirement agreements with certain of our current and former executive officers as more fully described in our Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019.

Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt (2) (3)	$1,488,687	$985	$487,702	(4)	$750,000	$250,000

(1)Contractual obligations do not include amounts committed for tenant or capital improvements under leases where Piedmont is the lessor. However, see Note 8 to our accompanying consolidated financial statements for details concerning our material lease commitments.

(2)Amounts include principal payments only and balances outstanding as of December 31, 2019, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $64.0 million during the year ended December 31, 2019, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.
(3)Piedmont does not have any ground leases, nor does Piedmont have any material obligations as lessee under operating lease agreements as of December 31, 2019. See Note 8 to our accompanying consolidated financial statements for material amounts committed for tenants improvements, the timing of which may fluctuate.
(4)Includes the Amended and Restated $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.20% through January 15, 2020. As of the date of this filing, this facility is a variable rate facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of December 31, 2019, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021 (see Item 1A. Risk Factors for further discussion of the risks associated with LIBOR). Piedmont has begun an initial evaluation of its contracts and agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the substitution of a comparable or successor rate as approved by the respective agent, as defined in the respective agreement. At this point it is not clear what alternative rate may be selected to replace LIBOR and what impact it may have on Piedmont's results of operations. As such, Piedmont will continue to evaluate its contracts as it approaches the December 31, 2021 potential end date for LIBOR.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2019, other than the $500 Million Unsecured 2018 Line of Credit and $100 million of our $250 Million Unsecured 2018 Term Loan, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2019, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2020	2021		2022		2023	2024	Thereafter		Total
Maturing debt:
Variable rate repayments	$—	$—		$—	(3)	$—	$—	$100,000	(4)	$100,000
Variable rate average interest rate (1)	—%	—%		—%		—%	—%	3.40%		3.40%
Fixed rate repayments	$985	$327,702	(2)	$160,000		$350,000	$400,000	$150,000	(4)	$1,388,687
Fixed rate average interest rate (1)	5.55%	3.40%		3.48%		3.40%	4.45%	4.11%		3.79%
(1)See Note 4 to our accompanying consolidated financial statements for further details on our debt structure.
(2)Includes the Amended and Restated $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.20% through January 15, 2020. As of the date of this filing, this facility is a variable rate facility.
(3)Piedmont had no balance outstanding on its variable-rate, $500 Million Unsecured 2018 Line of Credit as of December 31, 2019.

(4)Includes the $250 Million Unsecured 2018 Term Loan. The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 2020 leaving the remaining $100 million principal at the variable rate.

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

(1)See Note 4 to our accompanying consolidated financial statements for further details on our debt structure.
(2)Includes the Amended and Restated $300 Million Unsecured 2011 Term Loan which has a stated variable rate; however, we have entered into interest rate swap agreements which effectively fix, exclusive of changes to our credit rating, the rate on this facility to 3.20% through January 15, 2020.
(3)Includes the balance of our $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.
(4)Includes the balance of our $250 Million Unsecured 2018 Term Loan. The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 2020 leaving the remaining $100 million principal at the variable rate. Fixed rate payments also includes $400 million of Unsecured Senior Notes.

The estimated fair value of our debt above as of December 31, 2019 and 2018 was approximately $1.5 billion and $1.7 billion, respectively. Our interest rate swap agreements in place at December 31, 2019 and December 31, 2018 carried a notional amount totaling $450 million, with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.30%.

As of December 31, 2019, our total outstanding debt subject to fixed, or effectively fixed, interest rates has an average effective interest rate of approximately 3.79% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of December 31, 2019, we had no amounts outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating) or the prime rate, at our discretion. The current stated interest rate spread on $100 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 1.60% (based on our current corporate credit rating), which, as of December 31, 2019, results in a total interest rate of 3.83%. To the extent that we borrow funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, and as certain of our interest rate swap agreements expire, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of December 31, 2019 would increase interest expense approximately $1.0 million on a per annum basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2019 or 2018.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2019, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 19, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at http://www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.        The financial statements begin on page F-5 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

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

(c) See (a) 2. above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of February, 2020.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 19, 2020
Frank C. McDowell

/s/ DALE H. TAYSOM	Vice-Chairman, and Director	February 19, 2020
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 19, 2020
Kelly H. Barrett

/s/ WESLEY E. CANTRELL	Director	February 19, 2020
Wesley E. Cantrell

/s/ BARBARA B. LANG	Director	February 19, 2020
Barbara B. Lang

/s/ JEFFREY L. SWOPE	Director	February 19, 2020
Jeffrey L. Swope

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 19, 2020
C. Brent Smith	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 19, 2020
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 19, 2020
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2019 FORM 10-K
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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

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

4.5	Form of 4.450% Senior Notes due 2024 (included in Exhibit 4.2 hereto)

4.15	Description of Securities registered pursuant to Section 12 of the Exchange Act

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

10.10*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.11*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.12*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.13*
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

10.16*
Consulting Agreement, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.17*
Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.18
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

10.19
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

10.20
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

10.21
Loan Agreement dated as of June 23, 2015 between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.22
First Amendment to the Loan Agreement between Piedmont 1901 Market LLC, as Borrower and The Prudential Insurance Company of America, as Lender (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018)

10.23	Open-End Mortgage and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 24, 2015)

10.24*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.25*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.26*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.27
Term Loan Agreement, dated as of March 29, 2018, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2018)

10.28
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.29
Revolving Credit Agreement Dated as of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, U.S. Bank National Association and PNC Bank, National Association, as Syndication Agents, Bank Of America, N.A., BMO Harris Bank, N.A., Branch Banking and Trust Company, Morgan Stanley Senior Funding, Inc., TD Bank, N.A., The Bank Of Nova Scotia and Wells Fargo Bank, N.A. as Documentation Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 2, 2018)

10.30*
Employment Agreement dated January 1, 2019, by and between the Company and Christopher Kollme (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019)

10.31*
Retirement Agreement and General Release by and between the Company and Donald A. Miller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.32*
Employment Agreement, dated as of March 19, 2019, between the Company and C. Brent Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.33*	Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020

10.34*	Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020
21.1	List of Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues – Refer to Note 2 (Revenue Recognition) to the financial statements

Critical Audit Matter Description

Rental and tenant reimbursement income consists of revenue from leases with the Company’s tenants, as well as reimbursements for services prescribed by such leases. The Company recognizes fixed base rental payments, as well as any fixed portions of reimbursement income, on a straight-line basis over the term of the related lease. The timing of rental revenue recognition is largely dependent on whether the Company is the owner of tenant improvements at the leased property. In determining whether the Company or the tenant owns such tenant improvements, the Company considers a number of factors, including, among other things: whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements as a condition of the lease; whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets; whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord; and whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties.

The determination of whether the Company or its tenant owns the tenant improvements and the timing and amount of revenue recognition requires the exercise of significant judgment by management based on the facts and circumstances of the specific lease arrangement and is not based on any one factor. Auditing management’s conclusions with respect to these matters often is complex and requires subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of the owner of the tenant improvements and the related impact on the timing and amount of revenue recognition, included the following, among others:

•We tested the effectiveness of controls over revenue recognition, including the determination of the owner of tenant improvements and the timing and amounts of rental revenues to be recognized over the term of the related lease.

•We selected a sample of lease agreements and performed the following to evaluate the appropriateness of management’s conclusions regarding the owner of the tenant improvements and the timing and amount of revenue recognition:

◦Evaluated the reasonableness and consistency of the factors considered by management to determine the owner of the tenant improvements and compared such factors to the terms in the lease agreement or other supporting documents.

◦Tested tenant improvement costs (including the amounts funded by the Company or the tenant) by reconciling the amounts recorded by the Company to invoices or other supporting documents and evaluated whether the costs were consistent with the terms of the lease agreement and the Company’s ownership determination.

◦Tested the timing and amounts recognized as rental income, including any amortization of deferred revenue or lease incentives, by independently calculating such rental income amounts to be recognized and comparing it to the amounts recorded by the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 19, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Piedmont Office Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2017 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of Piedmont Office Realty Trust, Inc.’s operations and its cash flows for year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2002 to 2018.
Atlanta, Georgia

February 21, 2018, except for the reclassifications discussed in Note 2 under Reclassifications during the Year Ended December 31, 2018, specifically Revenue Recognition and Gain/(Loss) on Sale of Real Estate Assets during the Year Ended December 31, 2017, as to which the date is February 20, 2019, and for the reclassifications discussed in Note 2 under Reclassifications during the Year Ended December 31, 2019, specifically for the adoption of ASC 842, as to which the date is February 19, 2020.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$506,389	$470,432
Buildings and improvements, less accumulated depreciation of $797,573 and $718,070 as of December 31, 2019 and December 31, 2018, respectively	2,325,222	2,121,570
Intangible lease assets, less accumulated amortization of $78,204 and $87,391 as of December 31, 2019 and December 31, 2018, respectively	80,979	77,676
Construction in progress	29,920	15,848
Real estate assets held for sale, net	—	331,068
Total real estate assets	2,942,510	3,016,594
Cash and cash equivalents	13,545	4,571
Tenant receivables	8,226	10,800
Straight-line rent receivables	151,118	136,762
Restricted cash and escrows	1,841	1,463
Prepaid expenses and other assets	25,427	24,691
Goodwill	98,918	98,918
Interest rate swaps	—	1,199
Deferred lease costs, less accumulated amortization of $182,281 and $176,919 as of December 31, 2019 and December 31, 2018, respectively	275,172	236,198
Other assets held for sale, net	—	61,233
Total assets	$3,516,757	$3,592,429
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $7,626 and $9,879 as of December 31, 2019 and December 31, 2018, respectively	$1,292,374	$1,495,121
Secured debt, inclusive of premiums and unamortized debt issuance costs of $343 and $645 as of December 31, 2019 and December 31, 2018, respectively	189,030	190,351
Accounts payable, accrued expenses, and accrued capital expenditures	117,496	93,739
Dividends payable	26,427	26,972
Deferred income	34,609	28,779
Intangible lease liabilities, less accumulated amortization of $51,566 and $59,144 as of December 31, 2019 and December 31, 2018, respectively	32,726	35,708
Interest rate swaps	5,121	839
Other liabilities held for sale	—	8,780
Total liabilities	1,697,783	1,880,289
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2019 or December 31, 2018	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2019 or December 31, 2018	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 125,783,408 shares issued and outstanding as of December 31, 2019; and 126,218,554 shares issued and outstanding at December 31, 2018	1,258	1,262
Additional paid-in capital	3,686,398	3,683,186
Cumulative distributions in excess of earnings	(1,871,375)	(1,982,542)
Other comprehensive income	967	8,462
Piedmont stockholders’ equity	1,817,248	1,710,368
Noncontrolling interest	1,726	1,772
Total stockholders’ equity	1,818,974	1,712,140
Total liabilities and stockholders’ equity	$3,516,757	$3,592,429
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental and tenant reimbursement revenue	$511,905	$504,410	$553,264
Property management fee revenue	3,398	1,450	1,735
Other property related income	17,875	20,107	19,174
	533,178	525,967	574,173
Expenses:
Property operating costs	211,380	209,338	222,441
Depreciation	106,015	107,956	119,288
Amortization	76,666	63,295	75,367
Impairment loss on real estate assets	8,953	—	46,461
General and administrative	37,895	29,713	29,319
	440,909	410,302	492,876
Other income (expense):
Interest expense	(61,594)	(61,023)	(68,124)
Other income	1,571	1,638	657
Equity in income of unconsolidated joint ventures	—	—	3,845
Loss on extinguishment of debt	—	(1,680)	—
Gain on sale of real estate assets	197,010	75,691	115,874
	136,987	14,626	52,252
Net income	229,256	130,291	133,549
Net loss applicable to noncontrolling interest	5	5	15
Net income applicable to Piedmont	$229,261	$130,296	$133,564
Per share information— basic and diluted:
Net income applicable to common stockholders	$1.82	$1.00	$0.92
Weighted-average shares outstanding—basic	125,709,207	130,161,202	145,043,503
Weighted-average shares outstanding—diluted	126,182,137	130,635,650	145,379,994
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019		2018		2017

Net income applicable to Piedmont		$229,261		$130,296		$133,564
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(5,659)		692		2,479
Plus/(less): Reclassification of net loss/(gain) included in net income (See Note 5)	(1,836)		(300)		3,502
Gain on investment in available for sale securities	—		—		79
Other comprehensive income/(loss)		(7,495)		392		6,060
Comprehensive income applicable to Piedmont		$221,766		$130,688		$139,624

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	145,235	$1,452	$3,673,128	$(1,580,863)	$2,104	$1,882	$2,097,703
Share repurchases as part of announced plan	(3,133)	(31)	—	(61,719)	—	—	(61,750)
Offering costs	—	—	(182)	—	—	—	(182)
Dividends to common stockholders ($1.34 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(233)	(193,263)	—	(45)	(193,541)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	257	3	4,647	—	—	—	4,650
Net loss applicable to noncontrolling interest	—	—	—	—	—	(15)	(15)
Net income applicable to Piedmont	—	—	—	133,564	—	—	133,564
Other comprehensive income	—	—	—	—	6,060	—	6,060
Balance, December 31, 2017	142,359	1,424	3,677,360	(1,702,281)	8,164	1,822	1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of announced plan	(16,495)	(165)	—	(301,513)	—	—	(301,678)
Offering costs	—	—	(85)	—	—	—	(85)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(82)	(109,138)	—	(45)	(109,265)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	355	3	5,993	—	—	—	5,996
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	130,296	—	—	130,296
Other comprehensive income	—	—	—	—	392	—	392
Balance, December 31, 2018	126,219	1,262	3,683,186	(1,982,542)	8,462	1,772	1,712,140
Share repurchases as part of announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Offering costs	—	—	(710)	—	—	—	(710)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(228)	(105,619)	—	(41)	(105,888)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	292	3	4,150	—	—	—	4,153
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	229,261	—	—	229,261
Other comprehensive loss	—	—	—	—	(7,495)	—	(7,495)
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$229,256	$130,291	$133,549
Operating distributions received from unconsolidated joint ventures	—	10	11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,015	107,956	119,288
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	87	(250)	1,588
Other amortization	71,609	58,330	73,944
Impairment loss on real estate assets	8,953	—	46,461
Loss on extinguishment of debt	—	1,665	—
Stock compensation expense	15,446	9,737	9,196
Equity in income of unconsolidated joint ventures	—	—	(3,845)
Gain on sale of real estate assets	(197,010)	(75,691)	(115,874)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(15,706)	(16,094)	(21,392)
Decrease/(increase) in prepaid expenses and other assets	309	(3,095)	384
Decrease in accounts payable and accrued expenses	(11,251)	(9,092)	(1,521)
Increase/(decrease) in deferred income	776	(898)	1,016
Net cash provided by operating activities	208,484	202,869	242,805
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(326,200)	(151,914)	(35,262)
Capitalized expenditures	(103,553)	(72,105)	(79,831)
Net sale proceeds from wholly-owned properties	589,767	575,227	375,518
Net sale proceeds received from unconsolidated joint ventures	—	—	12,334
Investments in unconsolidated joint ventures	—	—	(1,162)
Note receivable issuance	—	(3,200)	—
Note receivable repayment	—	3,200	—
Deferred lease costs paid	(25,639)	(27,430)	(30,985)
Net cash provided by investing activities	134,375	323,778	240,612
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(151)	(1,040)	(132)
Proceeds from debt	592,000	977,062	180,000
Repayments of debt	(798,019)	(1,020,455)	(476,401)
Costs of issuance of common stock	(710)	(85)	(182)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,295)	(2,219)	(3,403)
Repurchases of common stock as part of announced plan	(16,899)	(298,538)	(60,474)
Dividends paid and discount on dividend reinvestments	(106,433)	(184,093)	(122,274)
Net cash used in financing activities	(333,507)	(529,368)	(482,866)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	9,352	(2,721)	551
Cash, cash equivalents, and restricted cash and escrows, beginning of year	6,034	8,755	8,204
Cash, cash equivalents, and restricted cash and escrows, end of year	$15,386	$6,034	$8,755
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018, AND 2017

1. Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the acquisition, development, redevelopment, management, and ownership of commercial real estate properties located primarily in select sub-markets within seven major Eastern U.S. office markets, including properties that are under construction, are newly constructed, or have operating histories. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2019, Piedmont owned 54 in-service office properties and one redevelopment asset, comprising approximately 487,000 square feet (unaudited), in select sub-markets located within seven major U.S. office markets: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of December 31, 2019, Piedmont's 54 in-service office properties comprised approximately 16.0 million square feet (unaudited) of primarily Class A commercial office space and were 91.2% leased.

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

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-10 years
Intangible lease assets	Lease term

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, Piedmont records the fair value of properties (plus any related acquisition costs) allocated based on relative fair value as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values. Substantially all of Piedmont's property acquisitions qualify as asset acquisitions under Accounting Standards Codification ("ASC") 805, Business Combinations.

The estimated fair values of the tangible assets of an acquired property are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. Management relies on a sales comparison approach using closed land sales and listings in determining the land value, and determines the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates the cost to execute similar leases including leasing commissions, legal, and other related costs.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2019 and 2018, respectively, are as follows (in thousands):

	December 31, 2019	December 31, 2018
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$2,082	$7,620
In-Place Lease Valuation	$157,101	$157,447
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$256,627	$241,516
Intangible Lease Liabilities (Below-Market In-Place Leases)	$84,292	$94,852

For the years ended December 31, 2019, 2018, and 2017, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	2019	2018	2017
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$62,413	$48,940	$58,467
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$8,322	$7,615	$6,575

Net intangible assets and liabilities as of December 31, 2019 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2020	$423	$22,397	$34,267	$8,304
2021	367	18,650	30,112	7,901
2022	272	13,950	23,341	6,421
2023	97	9,383	16,055	4,616
2024	64	4,861	9,576	1,706
Thereafter	—	10,515	22,957	3,778
	$1,223	$79,756	$136,308	$32,726

Weighted-Average Amortization Period (in years)	3	5	6	5

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

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

Tenant Receivables and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Effective January 1, 2019, Piedmont adopted ASC 842 Leases ("ASC 842") (see Accounting Pronouncements Adopted During the Year Ended December 31, 2019 below for more detail) as well as Accounting Standards Update ("ASU"), ASU No. 2018-19 ("ASU 2018-19") which clarifies that operating lease receivables are within the scope of ASC 842; therefore, Piedmont has elected to evaluate the collectibility of its operating lease receivables on a tenant/lease-specific basis and, as of January 1, 2019, began recognizing changes in the collectibility assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenue, rather than as bad debt expense, a component of property operating costs. Prior to the adoption of ASC 842, during the years ended December 31, 2018 and 2017, Piedmont recognized approximately $91,000 and $350,000, respectively, of expense related to uncollectible operating lease receivables as additional property operating costs.

Restricted Cash and Escrows

Restricted cash and escrows principally relate to the following types of items:

•escrow accounts held by lenders to pay future real estate taxes, insurance, debt service, and tenant improvements;
•net sales proceeds from property sales held by qualified intermediary for potential Section 1031 exchange;
•earnest money paid in connection with future acquisitions; and
•security and utility deposits paid by tenants per the terms of their respective leases.

Restricted cash and escrows are generally reclassified to other asset or liability accounts upon being used to purchase assets, satisfy obligations, or settle tenant obligations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of the following items:

•prepaid property taxes, insurance and operating costs;
•receivables which are unrelated to tenants, for example, insurance proceeds receivable from insurers related to casualty losses; and
•equipment, furniture and fixtures, and tenant improvements for Piedmont’s corporate office and property management office space, net of accumulated depreciation.

Prepaid expenses and other assets will be expensed as utilized or depreciated in the case of Piedmont's corporate assets. Balances without a future economic benefit are expensed as they are identified.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Piedmont tests the carrying value of its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. Piedmont internally evaluates its consolidated financial position and all of its operations as one reporting unit. If Piedmont concludes, after assessing the totality of events and circumstances during the qualitative analysis, that it is more likely than not that the goodwill balance is impaired, then Piedmont will recognize a goodwill impairment loss by the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). There were no changes in the carrying amount of Piedmont's goodwill during the year ended December 31, 2019.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2019 and 2018, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as reductions or additions to interest expense in the consolidated statements of income as incurred. Additionally, when Piedmont settles forward starting swap agreements, any gain or loss is recorded as accumulated other comprehensive income and is amortized to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Further, Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. Settlements resulting from the hedge of Piedmont's exposure to interest rate changes are classified as operating cash flows in the accompanying consolidated statements of cash flows.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition. Prior to the adoption of ASC 842 on January 1, 2019, Piedmont capitalized direct payroll costs incurred related to negotiating and executing specific leases of approximately $0.3 million for both the years ended December 31, 2018, and 2017. ASC 842 prohibited the capitalization of such costs beginning January 1, 2019.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•Approximately $50.3 million, $43.6 million, and $50.8 million of deferred lease costs for the years ended December 31, 2019, 2018, and 2017, respectively, are included in amortization expense; and
•Approximately $3.2 million, $2.6 million, and $4.8 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2019, 2018, and 2017, respectively, was included as an offset to rental and tenant reimbursement revenue.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.5 million for each of the years ended December 31, 2019, 2018, and 2017, respectively.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.2 million for each of the years ended December 31, 2019, 2018, and 2017, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2019, 2018, and 2017 of approximately $2.4 million, $2.4 million, and $2.8 million, respectively.

Deferred income

Deferred income is primarily comprised of the following items:

•prepaid rent from tenants; and
•tenant reimbursements related to operating expense or property tax expenses which may be due to tenants as part of an annual operating expense reconciliation.
•tenant improvement allowance overages where Piedmont owns the underlying improvements

Deferred income related to prepaid rents from tenants will be recognized as income in the period it is earned. Amounts related to operating expense reconciliations or property tax expense are relieved when the tenant's reconciliation is completed in accordance with the underlying lease, and payment is issued to the tenant. Tenant improvement allowance overages paid by the tenant, where Piedmont owns all of the underlying improvements, are recorded as deferred income and amortized on a straight-line basis into rental and tenant reimbursement revenue over the term of the respective leases.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. During the year ended December 31, 2018, the board of directors of Piedmont re-authorized the stock repurchase program under which Piedmont may repurchase its own shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2019, Piedmont had approximately $74.1 million in remaining capacity under the program which may be used for share repurchases through February 2020. On February 19, 2020, Piedmont's Board of Directors extended the authorization for up to $200 million in share repurchases through February 2022, at the discretion of management.

Equity Securities Issued At-The-Market

Under Piedmont's at-the-market stock offering program ("ATM program"), Piedmont may offer and sell shares of its common stock from time to time in “at-the-market” offerings with an aggregate gross sales price of up to $250 million. In connection with the ATM Program, Piedmont may, at its discretion, enter into forward equity sale agreements. The use of a forward equity sale agreement would allow Piedmont to lock in a share price on the sale of shares of its common stock at the time the agreement is executed, but defer receiving the proceeds from the sale of shares until a later date, allowing Piedmont to better align such funding with its capital needs. Sales of shares of Piedmont’s common stock through its banking relationships, if any, will be made in amounts and at times to be determined by Piedmont from time to time, but Piedmont has no obligation to sell any of the shares in the offering and may suspend sales in connection with the offering at any time. Sales of Piedmont's common stock under forward equity sale agreements, if undertaken, meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessments: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for Piedmont's own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to Piedmont's own stock.

Underwriting commissions and offering costs incurred in connection with all common equity offerings, including any potential issuances under Piedmont's ATM Program, are reflected as a reduction of additional paid-in capital.

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its annual taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Historically, Piedmont sponsored a dividend reinvestment plan ("DRP") pursuant to which common stockholders could elect (if their brokerage agreements allowed) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. Under the DRP, Piedmont has the option to either issue shares purchased in the open market or issue shares directly from Piedmont's authorized but unissued shares, in both cases at a 2% discount for the stockholder. Such election took place at the settlement of each quarterly and/or special dividend in which there were participants in the DRP. On February 19, 2020, the Board of Directors suspended the company-funded DRP offered through our transfer agent effective March 21, 2020.

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

Revenue Recognition

Piedmont's revenues consist of the following:

Rental and tenant reimbursement income - consists of revenue from leases with Piedmont's tenants, as well as reimbursements for services prescribed by such leases. Piedmont evaluates contracts at commencement to determine if the contract contains a lease. If a contract is determined to contain a lease, the lease is evaluated to determine whether it is an operating, sales-type, or a direct financing lease. All of Piedmont's leases where Piedmont is the lessor are for the lessee's use of space in Piedmont's commercial office properties and are classified as operating leases.

In most lease arrangements, Piedmont finances improvements to leased space and is deemed the owner of the tenant improvements. The determination of who owns the improvements, whether payments to tenants constitute lease incentives or tenant improvements, and the timing of revenue recognition requires the exercise of significant judgment based on the facts and circumstances of the specific lease arrangement and is not based on any one factor. When evaluating whether Piedmont or its tenant owns the improvements, management considers a number of factors, including, among other things:

•whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements as a condition of the lease;
•whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets;
•whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord;
•whether the landlord is obligated to fund cost overruns for the construction of leasehold improvements;
•whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties; and
•whether the estimated economic life of the leasehold improvements is long enough to allow for a significant residual value that could benefit the landlord at the end of the lease term.

These tenant improvements are recorded as capital assets by Piedmont and depreciated, typically over the lease term. Payments made by the tenants for tenant improvements owned by Piedmont are treated as deferred revenues and amortized into rental and tenant reimbursement revenue over the lease term.

The timing of rental revenue recognition is largely dependent on our conclusion as to whether Piedmont, or its tenant, is the owner of tenant improvements at the leased property. When Piedmont owns the tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as Piedmont's asset are substantially complete. In some instances, Piedmont may cede control of the leased space to the tenant to be responsible for tenant-owned improvements for the space. In such arrangements, payments made by Piedmont to its tenant are treated as lease incentives, amortized as a reduction to rental and tenant reimbursement revenue over the lease term, which typically begins once the tenant takes possession of the unimproved space.

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

Property management fee revenue - consists of revenue earned by Piedmont related to operating and managing office properties owned by other third-parties. Such income is within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606"). Because property management services represent a performance obligation that are satisfied over the length of the contract, not at any specific point in time, and have the same measure of transfer (time elapsed), property management fee revenue is recognized over time. Any variable consideration transferred as part of these management agreements is recognized in the quarter that the underlying cash receipts are collected, consistent with the allocation objective of allocating the transaction price in an amount that depicts the amount of consideration to which Piedmont expects to be entitled in exchange for transferring the promised service to the customer.

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

Non-qualified Deferred Compensation Plan

Piedmont previously offered a non-qualified deferred compensation plan ("NQDC Plan") to certain employees which allowed the employee to elect to defer receipt of compensation, including both cash and stock-based compensation, until future taxable years. As of December 31, 2019, Piedmont suspended the NQDC Plan so that no additional amounts may be deferred. Amounts deferred prior to the suspension of the NQDC Plan are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date, with changes in fair value recognized in net income. As of December 31, 2019 and 2018, Piedmont held approximately $0.6 million and $0.4 million, respectively, of these trading securities. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Net Income Available to Common Stockholders Per Share

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including the dilutive effect of nonvested restricted stock. The dilutive effect of nonvested restricted stock is calculated using the treasury stock method to determine the number of additional common shares that would become outstanding if the remaining unvested restricted stock awards vested. Further, Piedmont has elected to use the "end of the reporting period" convention when using the treasury stock method to calculate the dilutive effect of any shares issued pursuant to forward equity sale agreements in connection with Piedmont's ATM Program described above. Under this methodology, the assumed sale proceeds are calculated using the closing price of Piedmont's stock as of the end of the respective reporting period.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to POH. POH does not have significant tax provisions or deferred income tax items. These operations resulted in approximately $160,000, $(97,000), and $13,000 in income tax expense/(recoveries) for the years ended December 31, 2019, 2018, and 2017, respectively, as a component of other income/(expense) in the accompanying consolidated statements of income. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements.

Accounting Pronouncements Adopted during the Year Ended December 31, 2019

Leases

During the year ended December 31, 2019, Piedmont adopted ASU No. 2016-02, Leases (Topic 842), as well as various associated updates and amendments, which together comprise the requirements for lease accounting under ASC 842. ASC 842 fundamentally changed the definition of a lease, as well as the accounting for operating leases, by requiring lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the leased asset over the term of the lease. ASC 842 also prohibits the capitalization of internal direct salary costs associated with negotiating and executing leases. Accounting for leases by lessors is substantially unchanged from prior practice as lessors continue to recognize lease revenue on a straight-line basis.
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
•an optional practical expedient provided by ASU No. 2018-11 which allowed certain non-lease operating expense reimbursements which are included in the underlying stated lease rate to be accounted for as part of an operating lease where Piedmont is the lessor;
•a transitional amendment which allowed for the presentation of comparative periods in the year of adoption under ASC 840 (the former leasing guidance), effectively allowing for an initial adoption of ASC 842 (the new leasing guidance) on January 1, 2019 (the "Comparatives Under ASC 840 Option");
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

As required under the Comparatives Under ASC 840 Option described above, Piedmont's future minimum rental income from lessees under non-cancelable operating leases where Piedmont was the lessor as of December 31, 2018 is presented below (in thousands):

Years ending December 31:
2019	$370,495
2020	352,541
2021	337,951
2022	324,960
2023	291,603
Thereafter	1,247,649
Total	$2,925,199

Stock Compensation to Non-employees

During the year ended December 31, 2019, Piedmont adopted ASU No. 2018-07, Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 align accounting for stock based compensation for non-employees for goods and services with existing accounting for similar compensation for employees. ASU 2018-07 requires an entity to remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of January 1, 2019. Piedmont's only awards affected by ASU 2018-07 are equity-classified award grants to its independent board of directors, which have been historically recognized in the same manner prescribed by the newly adopted standard. As such, there was no cumulative effect adjustment recognized upon adoption.

Reclassifications

Although Piedmont has adopted the transitional amendment under ASC 842 described above, Piedmont has combined the presentation of rental income and tenant reimbursements in the accompanying consolidated statements of income for the prior periods to conform to the current period financial presentation under presentation guidance detailed in ASC 205 Presentation of Financial Statements. These amounts included the presentation of approximately $411.7 million of rental income and $92.7 million of tenant reimbursements for the year ended December 31, 2018 as rental and tenant reimbursement revenue of $504.4 million. Additionally, Piedmont presents approximately $455.1 million of rental income and $98.2 million of tenant reimbursements for the year ended December 31, 2017 as rental and tenant reimbursement revenue of $553.3 million. Further, the subtotal of Revenues less Expenses was removed within the accompanying consolidated statements of income for the years ended December 31, 2018 and 2017, respectively, to correct the prior period presentation. Finally, certain prior period amounts presented in the accompanying consolidated statements of income for the year ended December 31, 2017 were reclassified during the year ended December 31, 2018 to conform to the current period financial statement presentation. These amounts included: (i) the reclassification of approximately $19.2 million of parking, antennae license and fiber income that was previously included in rental and tenant reimbursement revenue into other property related income, as well as certain other miscellaneous revenue into rental and tenant reimbursement revenue and/or property management fee revenue in conjunction with the adoption of ASC 606 Revenue from Contracts with Customers; and (ii) the reclassification of $1.8 million of expense related to certain regional employees who are primarily engaged in the operation and management of properties that was previously included in general and administrative expense to property operating costs.

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

3. Acquisitions

During the year ended December 31, 2019, Piedmont acquired the following separately identifiable assets using proceeds available as a result of dispositions (see Note 13), proceeds from the $500 Million Unsecured 2018 Line of Credit, and cash on hand, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet (Unaudited)	Percentage Leased as of Acquisition (Unaudited)		Net Contractual Purchase Price (in millions) (1)
Galleria 100	Atlanta, Georgia	May 6, 2019	100%	414,293	91%		$95.1
Galleria 400 and 600	Atlanta, Georgia	August 23, 2019	100%	863,623	84%	(2)	$231.2

(1)Price for both acquisitions includes the purchase of adjacent parcels of developable land, totaling approximately 11.7 acres.
(2)Represents weighted-average leased percentage at acquisition of the Galleria 400 and 600 buildings.

4. Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2019 and 2018, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2019	2018
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$28,687	$29,706
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						343	645
Subtotal/Weighted Average (5)	3.79%					189,030	190,351
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	3.20%	(7)	11/30/2021		300,000	300,000.0
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	2.70%		9/30/2022	(8)	—	205,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 1.60%	3.83%	(9)	3/31/2025		250,000	250,000
Discounts and unamortized debt issuance costs						(7,626)	(9,879)
Subtotal/Weighted Average (5)	3.76%					1,292,374	1,495,121
Total/Weighted Average (5)	3.76%					$1,481,404	$1,685,472

(1)Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of December 31, 2019 and 2018 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.
(5)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of December 31, 2019.
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
(9)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $150 million of the principal balance to 4.11% through March 29, 2020, and $100 million of the principal balance to 4.21% from March 30, 2020 through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of December 31, 2019 (see Note 5 for more detail).

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2019, is provided below (in thousands):

2020	$985
2021	327,702
2022	160,000
2023	350,000
2024	400,000
Thereafter	250,000
Total	$1,488,687

Piedmont’s weighted-average interest rate as of December 31, 2019 and 2018, for the aforementioned borrowings was approximately 3.76% in both periods. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $64.0 million, $63.1 million, and $67.6 million during the years ended December 31, 2019, 2018, and 2017, respectively. Also, Piedmont capitalized interest of approximately $2.1 million, $1.4 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of December 31, 2019.

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

In January 2018, Piedmont repaid the $300 Million Unsecured 2013 Term Loan in advance of its maturity without penalty. In connection with this early debt prepayment, six interest rate swap agreements which were identified as cash flow hedges were also terminated, resulting in a receipt of approximately $0.8 million from Piedmont's counterparties for the settlement of the swaps. These proceeds were recorded in accumulated other comprehensive income/(loss) ("OCI") and were amortized as an offset to interest expense in the consolidated statement of income over the original term of the terminated interest rate swaps through January 2019. In connection with this termination Piedmont also recognized a non-cash loss of approximately $1.3 million due to it becoming probable that the hedged forecasted transactions would not occur, offset by a mark-to-market gain on these cash flow hedges of approximately $0.1 million for the year ended December 31, 2018.

As of December 31, 2019, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the Amended and Restated $300 Million Unsecured 2011 Term Loan, and $150 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 63 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2019 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2019 and 2018, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2019	December 31, 2018
Gross derivative assets	$—	$1,199
Gross derivative liabilities	(5,121)	(839)
Net derivative asset/(liability)	$(5,121)	$360

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2019, 2018, and 2017, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2019	2018	2017
Amount of gain/(loss) recognized in OCI	$(5,659)	$692	$2,479
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$1,836	$1,558	$(3,502)
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$(1,258)	$—

Total amount of Interest Expense presented in the consolidated statements of income	$(61,594)	$(61,023)	$(68,124)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income (1)	$—	$(1,680)	$—

(1)Includes the write-off of approximately $0.4 million of discounts and unamortized debt issuance costs associated with the repayment of the $300 Million Unsecured 2013 Term Loan in January 2018.

Piedmont estimates that approximately $0.3 million will be reclassified from OCI as a reduction to interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2019.

See Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $5.3 million as of December 31, 2019. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6. Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019			December 31, 2018
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$13,545	$13,545	Level 1	$4,571	$4,571	Level 1
Tenant receivables, net (1)	$8,226	$8,226	Level 1	$10,800	$10,800	Level 1
Restricted cash and escrows (1)	$1,841	$1,841	Level 1	$1,463	$1,463	Level 1
Interest rate swaps	$—	$—	Level 2	$1,199	$1,199	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$50,049	$50,049	Level 1	$47,328	$47,328	Level 1
Interest rate swaps	$5,121	$5,121	Level 2	$839	$839	Level 2
Debt, net	$1,481,404	$1,536,687	Level 2	$1,685,472	$1,698,213	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2019 and 2018; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” assets and liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2019 and 2018. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2019 and 2018, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7. Impairment Loss on Real Estate Assets

Piedmont recorded the following impairment losses on real estate assets for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
The Dupree(1)	$1,953	$—	$—
600 Corporate Drive(2)	7,000	—	—
Disposal Group of 13 Assets(1)	—	—	46,461
Total impairment loss on real estate assets	$8,953	$—	$46,461

(1)The impairment loss recognized was the result of reducing the asset's carrying value to reflect its fair value, estimated based on the net contract price negotiated with a unrelated, third-party purchaser.
(2) Management shortened the intended hold period for the property, and in doing so determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment calculated as the difference between the carrying value of the asset and the estimated fair value. The estimated fair value was determined using widely available market quotations for similar properties, as well as discounted cash flow analysis. Key assumptions used in the analysis were a capitalization and discount rate of 14% and estimated selling costs of 0.75%.

8. Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2019, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $57.4 million for the approximately 20-year, approximately 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. These commitments will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded net recoveries of previously recognized reductions in rental and reimbursement revenues of $0.6 million related to tenant audits/disputes during the year ended December 31, 2019 and approximately $0.5 million and $0.3 million of reductions in rental and reimbursement revenues related to such tenant audits/disputes during the years ended December 31, 2018, and 2017, respectively.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

9. Related-Party Transactions

During the year ended December 31, 2019, Piedmont entered into employment or retirement agreements with certain of its current and former executive officers as more fully described in its Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. Further, during the years ended December 31, 2019, 2018, and 2017, Piedmont recognized approximately $0.2 million, $0.3 million, and $0.1 million, respectively, of expense related to a consulting agreement with its former Chief Investment Officer. There were no other related-party transactions during the three years ended December 31, 2019.

10. Stock Based Compensation

Deferred Stock Awards

The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock award units to all of Piedmont's employees and independent directors. Employee awards typically vest ratably over a multi-year period and independent director awards vest over one year. Certain management employees' long-term equity incentive program is split equally between the time-vested award units and a multi-year performance share program whereby the actual awards are contingent upon Piedmont's total stockholder return ("TSR") relative to a peer group of office REITs' TSR. The long-term equity incentives for these certain employees, as well as the peer group, is predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award. The fair values of the multi-year performance share awards are estimated using a Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2019 is as follows:

	Shares		Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2018	1,227,483		$23.14
Deferred Stock Awards Granted	354,057		$21.02
Increase in Estimated Potential Share Awards based on Performance	271,450		$28.34
Performance Stock Awards Vested	(352,404)	(1)	$25.83
Deferred Stock Awards Vested	(440,450)	(1)	$19.66
Deferred Stock Awards Forfeited	(15,116)		$19.19
Unvested and Potential Stock Awards as of December 31, 2019	1,045,020		$25.15

(1)Includes performance share and deferred stock awards that were settled in cash in July 2019 in conjunction with the senior management transition that occurred on June 30, 2019.

The following table provides additional information regarding stock award activity during the years ended 2019, 2018, and 2017 (in thousands except for per share amounts):

	2019	2018	2017
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$21.02	$17.84	$21.38
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$8,658	$6,378	$5,899
Share-based Liability Awards Paid During the Period (1)	$6,683	$2,947	$2,877

(1)Amounts reflect the issuance of performance share awards related to the 2016-18, 2015-17, and 2014-16 Performance Share Plans during the years ended December 31, 2019, 2018, and 2017 respectively, as well as performance share award liabilities settled in cash in July 2019 for retirement and separation associated with the senior management transition on June 30, 2019.

A detail of Piedmont’s outstanding employee deferred stock awards as of December 31, 2019 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2019
May 18, 2017	Deferred Stock Award	196,036	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	40,871
May 18, 2017	Fiscal Year 2017-2019 Performance Share Program	—	$30.45	Shares awarded, if any, will vest immediately upon determination of award in 2020.	153,368	(2)
May 17, 2018	Deferred Stock Award	271,169	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	108,031
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	200,674	(2)
May 15, 2019	Deferred Stock Award-Board of Directors	25,974	$20.79	Of the shares granted, 100% will vest by May 15, 2020.	25,974
May 3, 2019	Deferred Stock Award	300,825	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	194,816
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	321,286	(2)

Total					1,045,020

(1)Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2019.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2019. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the years ended December 31, 2019, 2018, and 2017, Piedmont recognized approximately $15.1 million, $9.7 million and $9.5 million of compensation expense related to stock awards, of which approximately $13.6 million, $8.6 million and $7.7 million, related to the amortization of unvested shares, respectively. During the year ended December 31, 2019, a total of 292,675 shares were issued to employees. As of December 31, 2019, approximately $3.5 million of unrecognized compensation cost related to unvested, annual deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

11. Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For each of the years ended December 31, 2019, 2018, and 2017, Piedmont excluded approximately 0.1 million of such anti-dilutive shares.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands):

	2019	2018	2017
Weighted-average common shares—basic	125,709	130,161	145,044
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	473	475	336
Weighted-average common shares—diluted	126,182	130,636	145,380

12. Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, generally they are not significant. Exposure to credit risk is limited to the extent that tenant receivables exceed this amount. Security deposits liabilities related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2019 is presented below (in thousands):

Years ending December 31:
2020	$384,891
2021	378,312
2022	362,977
2023	329,490
2024	287,755
Thereafter	1,520,051
Total	$3,263,476

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017, respectively, as follows (in thousands):

	2019	2018	2017
Fixed payments	$418,246	$411,667	$455,125
Variable payments	93,659	92,743	98,139
Total Rental and Tenant Reimbursement Revenue	$511,905	$504,410	$553,264

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Upon adoption of ASC 842 on January 1, 2019, Piedmont recorded a right to use asset and corresponding lease liability of approximately $0.2 million using Piedmont's incremental borrowing rate as the lease discount rate. For the year ended December 31, 2019, Piedmont recognized approximately $0.1 million of operating lease costs. As of December 31, 2019, the weighted-average lease term of Piedmont's right of use assets is two years, and the weighted-average discount rate is 3.35%.

13. Property Dispositions and Assets Held for Sale

Property Dispositions

None of Piedmont's property dispositions during the three years ended December 31, 2019 met the criteria to be reported as discontinued operations. The operational results and gain on sale of real estate assets are presented as continuing operations in the accompanying consolidated statements of income, unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain on Sale of Real Estate Assets		Net Sales Proceeds
Sarasota Commerce Center II	Sarasota, Florida	June 16, 2017	$6,493		$23,090
Two Independence Square	Washington, D.C.	July 5, 2017	$109,381	(1)	$352,428
8560 Upland Drive	Denver, Colorado	July 27, 2017	$3,683		$12,334	(2)
2017 Disposition Portfolio	Various(3)	January 4, 2018	$45,275		$419,644	(4)
800 North Brand Boulevard	Glendale, California	November 29, 2018	$30,416		$155,583
One Independence Square	Washington, D.C.	February 28, 2019	$33,176		$163,623
The Dupree	Atlanta, Georgia	September 4, 2019	$—	(5)	$12,631
500 West Monroe Street	Chicago, Illinois	October 28, 2019	$157,739		$408,851

(1)Gain on sale of real estate assets during the year ended December 31, 2019 reflects an approximately $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages.
(2)Property was owned as part of an unconsolidated joint venture. As such, the gain on sale is presented as equity in income of unconsolidated joint ventures in the accompanying consolidated statement of income. Amounts shown above reflect Piedmont's approximately 72% ownership.
(3)The 2017 Disposition Portfolio is comprised of the following properties: Desert Canyon 300 in Phoenix, Arizona; Windy Point I & II in Schaumburg, Illinois; 2300 Cabot Drive in Lisle, Illinois; 1075 West Entrance Drive in Auburn Hills, Michigan; Auburn Hills Corporate Center in Auburn Hills, Michigan; 5301 Maryland Way in Brentwood, Tennessee; Suwanee Gateway One in Suwanee, Georgia; 5601 Hiatus Road in Tamarac, Florida; Piedmont Pointe I & II in Bethesda, Maryland; 1200 Crown Colony Drive in Quincy, Massachusetts; 2001 N.W. 64th Street in Fort Lauderdale, Florida, and 2120 West End Avenue in Nashville, Tennessee.
(4)Piedmont accepted a secured $3.2 million promissory note from the buyer for a portion of the sales price, which was subsequently paid in full by the borrower.
(5)As discussed in Note 7 above, Piedmont recognized an impairment loss prior to the sale of the property.

Assets Held for Sale

No properties met the criteria to be classified as held for sale as of December 31, 2019. However, during the fourth quarter of 2018, Piedmont entered into a binding, non-refundable contract with an unrelated third party buyer to sell the One Independence Square building, resulting in its reclassification as held for sale as of December 31, 2018. The sale closed on February 28, 2019. Additionally, during the year ended December 31, 2019, Piedmont reclassified the 500 West Monroe Street building as held for sale before its ultimate disposition on October 28, 2019. Therefore, the appropriate real estate related assets and liabilities related to One Independence Square and 500 West Monroe Street are classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2018.

Details of amounts held for sale as of December 31, 2019 and 2018 are presented below (in thousands):

	December 31, 2019	December 31, 2018
Real estate assets held for sale, net:
Land	$—	$67,552
Building and improvements, less accumulated depreciation of $0 and $102,476 as of December 31, 2019, and 2018, respectively	—	261,463
Construction in progress	—	2,053
Total real estate assets held for sale, net	$—	$331,068

Other assets held for sale, net:
Straight-line rent receivables	$—	$36,584
Prepaid expenses and other assets	—	1,095
Deferred lease costs, less accumulated amortization of $0 and $9,138 as of December 31, 2019 and 2018, respectively	—	23,554
Total other assets held for sale, net	$—	$61,233

Other liabilities held for sale, net:
Accrued expenses	$—	$8,780

14. Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2019, 2018, and 2017 (in thousands) are outlined below:

	2019	2018	2017
Accrued capital expenditures and deferred lease costs	$38,366	$10,854	$11,276
Change in accrued dividends and discount on dividend reinvestments	$(545)	$(74,828)	$71,267
Change in accrued share repurchases as part of an announced plan	$(4,417)	$3,140	$1,276
Investment in consolidated joint venture	$—	$—	$63,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows for the years ended December 31, 2019, 2018, and 2017 to the consolidated balance sheets for the respective period (in thousands):

	2019	2018	2017
Cash and cash equivalents, beginning of period	$4,571	$7,382	$6,992
Restricted cash and escrows, beginning of period	1,463	1,373	1,212
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$6,034	$8,755	$8,204

Cash and cash equivalents, end of period	$13,545	$4,571	$7,382
Restricted cash and escrows, end of period	1,841	1,463	1,373
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$15,386	$6,034	$8,755

Amounts in restricted cash and escrows typically represent escrow accounts for the payment of real estate taxes which are required under certain of Piedmont's debt agreements; earnest money deposited by a buyer to secure the purchase of one of our properties; or security or utility deposits held for tenants as a condition of their lease agreement.

15. Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2019, 2018, and 2017, is calculated as follows (in thousands):

	2019	2018	2017
GAAP basis financial statement net income	$229,261	$130,296	$133,564
Increase/(decrease) in net income resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	10,381	54,420	62,916
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(34,804)	(9,681)	(25,432)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(7,698)	(7,453)	(6,041)
Gain on disposal of property for financial reporting purposes less than/(in excess of) amounts for income tax purposes	(85,463)	(36,241)	10,068
Taxable income or loss of Piedmont Washington Properties, Inc., in excess of/(less than) amount for financial reporting purposes	411	(2,089)	176
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of/ (less than) amounts for income tax purposes	23,127	(37,394)	49,859
Taxable income for POH in excess of/(less than) amount for financial reporting purposes	175	(64)	(28)
Income tax basis net income, prior to dividends paid deduction	$135,390	$91,794	$225,082

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2019	2018	2017
Ordinary income	29.82%	100.00%	53.61%
Return of capital	—%	—%	—%
Capital gains	70.18%	—%	46.39%
	100%	100%	100%

As of December 31, 2019 and 2018, the tax basis carrying value of Piedmont’s total assets was approximately $3.3 billion and $3.6 billion, respectively.

Approximately $1.0 million and $2.4 million of accrued interest and penalties related to uncertain tax positions was included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. Piedmont recognized approximately $1.4 million of recoveries of previously recorded estimated accrued interest and penalties for both of the years ended December 31, 2019 and 2018, and $0.1 million of recoveries for the year ended December 31, 2017, related to such positions. The tax years 2016 to 2018 remain open to examination by various federal and state taxing authorities.

16. Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018, is presented below (in thousands, except per-share data):

	2019
	First	Second	Third	Fourth
Revenues	$132,936	$130,668	$135,421	$134,153
Gain on sale of real estate assets	$37,887	$1,451	$32	$157,640
Net income	$50,209	$8,152	$8,419	$162,476
Net income applicable to Piedmont	$50,208	$8,153	$8,422	$162,478
Basic and diluted earnings per share	$0.40	$0.06	$0.07	$1.29
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

	2018
	First	Second	Third	Fourth
Revenues	$129,900	$129,174	$129,708	$137,185
Gain/(loss) on sale of real estate assets	$45,209	$(23)	$—	$30,505
Net income	$57,828	$10,940	$16,114	$45,409
Net income applicable to Piedmont	$57,830	$10,942	$16,114	$45,410
Basic earnings per share	$0.43	$0.09	$0.13	$0.35
Diluted earnings per share	$0.42	$0.09	$0.13	$0.35
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

17. Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheets
As of December 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$470,295	$—	$506,389
Buildings and improvements, less accumulated depreciation	—	177,798	2,147,724	(300)	2,325,222
Intangible lease assets, less accumulated amortization	—	—	80,979	—	80,979
Construction in progress	—	2,412	27,508	—	29,920
Total real estate assets	—	216,304	2,726,506	(300)	2,942,510
Cash and cash equivalents	150	9,674	3,721	—	13,545
Tenant and straight-line receivables, net	—	16,450	142,894	—	159,344
Investment in subsidiaries	1,845,797	2,810,875	161	(4,656,833)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest rate swaps, and other assets	—	6,180	21,112	(24)	27,268
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	16,249	258,923	—	275,172
Total assets	$1,845,947	$3,175,460	$3,297,817	$(4,802,467)	$3,516,757
Liabilities:
Debt, net	$—	$1,292,334	$334,380	$(145,310)	$1,481,404
Accounts payable, accrued expenses, dividends payable, interest rate swaps and accrued capital expenditures	26,973	21,069	101,026	(24)	149,044
Deferred income	—	3,505	31,104	—	34,609
Intangible lease liabilities, net	—	—	32,726	—	32,726
Total liabilities	26,973	1,316,908	499,236	(145,334)	1,697,783
Equity:
Total stockholders’ equity	1,818,974	1,858,552	2,798,581	(4,657,133)	1,818,974
Total liabilities and stockholders’ equity	$1,845,947	$3,175,460	$3,297,817	$(4,802,467)	$3,516,757

Condensed Consolidated Balance Sheets
As of December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate assets, at cost:
Land	$—	$36,094	$434,338	$—	$470,432
Buildings and improvements, less accumulated depreciation	—	176,927	1,944,943	(300)	2,121,570
Intangible lease assets, less accumulated amortization	—	—	77,676	—	77,676
Construction in progress	—	5,708	10,140	—	15,848
Real estate assets held for sale, net	—	—	331,068	—	331,068
Total real estate assets	—	218,729	2,798,165	(300)	3,016,594
Cash and cash equivalents	150	—	4,939	(518)	4,571
Tenant and straight-line rent receivables	—	16,143	131,419	—	147,562
Investment in subsidiaries	1,744,122	2,704,337	166	(4,448,625)	—
Notes receivable	—	810	144,500	(145,310)	—
Prepaid expenses, restricted cash, escrows, interest swaps, and other assets	42	5,682	21,653	(24)	27,353
Goodwill	—	98,918	—	—	98,918
Deferred lease costs, net	—	15,158	221,040	—	236,198
Other assets held for sale, net	—	—	61,233	—	61,233
Total assets	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429
Liabilities:
Debt, net	$—	$1,495,065	$335,717	$(145,310)	$1,685,472
Accounts payable, accrued expenses, dividends payable, interest rate swaps, and accrued capital expenditures	32,174	15,382	74,536	(542)	121,550
Deferred income	—	2,274	26,505	—	28,779
Intangible lease liabilities, net	—	—	35,708	—	35,708
Other liabilities held for sale	—	—	8,780	—	8,780
Total liabilities	32,174	1,512,721	481,246	(145,852)	1,880,289
Equity:
Total stockholders’ equity	1,712,140	1,547,056	2,901,869	(4,448,925)	1,712,140
Total liabilities and stockholders’ equity	$1,744,314	$3,059,777	$3,383,115	$(4,594,777)	$3,592,429

Condensed Consolidated Statements of Income
For the year ended December 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$46,669	$468,070	$(2,834)	$511,905
Property management fee revenue	—	—	19,362	(15,964)	3,398
Other property related income	—	158	17,717	—	17,875
	—	46,827	505,149	(18,798)	533,178
Expenses:
Property operating costs	—	21,314	208,864	(18,798)	211,380
Depreciation	—	12,171	93,844	—	106,015
Amortization	—	1,940	74,726	—	76,666
Impairment loss on real estate assets	—	7,000	1,953	—	8,953
General and administrative	218	6,716	30,961	—	37,895
	218	49,141	410,348	(18,798)	440,909
Other income (expense):
Interest expense	—	(54,721)	(14,408)	7,535	(61,594)
Other income/(expense)	—	188	8,918	(7,535)	1,571
Gain on sale of real estate assets	—	113	196,897	—	197,010
	—	(54,420)	191,407	—	136,987
Income/(loss) before consolidated subsidiaries	(218)	(56,734)	286,208	—	229,256
Income from subsidiaries	229,479	255,325	—	(484,804)	—
Net income	229,261	198,591	286,208	(484,804)	229,256
Net loss applicable to noncontrolling interest	—	—	5	—	5
Net income applicable to Piedmont	$229,261	$198,591	$286,213	$(484,804)	$229,261

Condensed Consolidated Statements of Income
For the year ended December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$44,710	$462,173	$(2,473)	$504,410
Property management fee revenue	—	—	17,118	(15,668)	1,450
Other property related income	—	130	19,977	—	20,107
	—	44,840	499,268	(18,141)	525,967
Expenses:
Property operating costs	—	19,583	207,896	(18,141)	209,338
Depreciation	—	11,514	96,442	—	107,956
Amortization	—	1,990	61,305	—	63,295
General and administrative	289	6,576	22,848	—	29,713
	289	39,663	388,491	(18,141)	410,302
Other income (expense):
Interest expense	—	(54,095)	(14,558)	7,630	(61,023)
Other income/(expense)	—	144	9,124	(7,630)	1,638
Loss on extinguishment of debt	—	(1,680)	—	—	(1,680)
Gain on sale of real estate assets	—	1,417	74,274	—	75,691
	—	(54,214)	68,840	—	14,626
Income/(loss) before consolidated subsidiaries	(289)	(49,037)	179,617	—	130,291
Income from subsidiaries	130,585	178,648	—	(309,233)	—
Net income	130,296	129,611	179,617	(309,233)	130,291
Net loss applicable to noncontrolling interest	—	—	5	—	5
Net income applicable to Piedmont	$130,296	$129,611	$179,622	$(309,233)	$130,296

Condensed Consolidated Statements of Income
For the year ended December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental and tenant reimbursement revenue	$—	$54,109	$501,420	$(2,265)	$553,264
Property management fee revenue	—	—	18,205	(16,470)	1,735
Other property related income	—	144	19,030	—	19,174
	—	54,253	538,655	(18,735)	574,173
Expenses:
Property operating costs	—	22,805	218,371	(18,735)	222,441
Depreciation	—	12,995	106,293	—	119,288
Amortization	—	3,049	72,318	—	75,367
Impairment loss	—	87	46,374	—	46,461
General and administrative	347	6,443	22,529	—	29,319
	347	45,379	465,885	(18,735)	492,876
Other income (expense):
Interest expense	—	(56,769)	(26,715)	15,360	(68,124)
Other income/(expense)	—	9,168	6,849	(15,360)	657
Equity in income of unconsolidated joint ventures	—	3,845	—	—	3,845
Gain on sale of real estate assets	—	6,431	109,443	—	115,874
	—	(37,325)	89,577	—	52,252
Net income/(loss)	(347)	(28,451)	162,347	—	133,549
Net loss applicable to noncontrolling interest	—	—	15	—	15
Net income/(loss) applicable to Piedmont	$(347)	$(28,451)	$162,362	$—	$133,564

Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$229,261	$198,591	$286,213	$(484,804)	$229,261
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges	(5,659)	(5,659)	—	5,659	(5,659)
Plus: Reclassification of net (gain)/loss included in net income	(1,836)	(1,836)	—	1,836	(1,836)
Other comprehensive income	(7,495)	(7,495)	—	7,495	(7,495)

Comprehensive income	$221,766	$191,096	$286,213	$(477,309)	$221,766

Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net income	$130,296	$129,611	$179,622	$(309,233)	$130,296
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges	692	692	—	(692)	692
Plus: Reclassification of net (gain)/loss included in net income	(300)	(300)	—	300	(300)
Other comprehensive income	392	392	—	(392)	392

Comprehensive income	$130,688	$130,003	$179,622	$(309,625)	$130,688

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2019
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided By Operating Activities	$236,214	$220,068	$236,477	$(484,275)	$208,484

Cash Flows from Investing Activities:
Investment in real estate assets and intangibles	—	(16,020)	(413,733)	—	(429,753)
Net sales proceeds from wholly-owned properties	—	113	589,654	—	589,767
Deferred lease costs paid	—	(3,220)	(22,419)	—	(25,639)
Distributions from subsidiaries	(108,918)	19,287	—	89,631	—
Net cash provided by/(used in) investing activities	(108,918)	160	153,502	89,631	134,375
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(151)	—	—	(151)
Proceeds from debt	—	592,000	—	—	592,000
Repayments of debt	—	(797,000)	(1,019)	—	(798,019)
Costs of issuance of common stock	(710)	—	—	—	(710)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,295)	—	—	—	(3,295)
Repurchases of common stock as part of announced plan	(16,899)	—	—	—	(16,899)
Distributions	(106,392)	(5,420)	(389,783)	395,162	(106,433)
Net cash used in financing activities	(127,296)	(210,571)	(390,802)	395,162	(333,507)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	9,657	(823)	518	9,352
Cash, cash equivalents, and restricted cash and escrows, beginning of year	150	34	6,368	(518)	6,034
Cash, cash equivalents, and restricted cash and escrows, end of year	$150	$9,691	$5,545	$—	$15,386

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2018
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided By Operating Activities	$135,755	$141,293	$235,562	$(309,741)	$202,869

Cash Flows from Investing Activities:
Investment in real estate assets and intangibles	—	(14,479)	(209,540)	—	(224,019)
Intercompany note receivable	—	88,000	—	(88,000)	—
Net sales proceeds from wholly-owned properties	—	36,572	538,655	—	575,227
Note receivable issuance	—	—	(3,200)	—	(3,200)
Note receivable payment	—	—	3,200	—	3,200
Deferred lease costs paid	—	(3,090)	(24,340)	—	(27,430)
Distributions from subsidiaries	349,135	5,405	—	(354,540)	—
Net cash provided by investing activities	349,135	112,408	304,775	(442,540)	323,778
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(1,040)	—	—	(1,040)
Proceeds from debt	—	977,062	—	—	977,062
Repayments of debt	—	(1,019,000)	(1,455)	—	(1,020,455)
Intercompany note payable	—	—	(88,000)	88,000	—
Costs of issuance of common stock	(85)	—	—	—	(85)
Value of shares withheld to pay tax obligations related to employee stock compensation	(2,219)	—	—	—	(2,219)
Repurchases of common stock as part of announced plan	(298,538)	—	—	—	(298,538)
Distributions	(184,048)	(214,596)	(449,212)	663,763	(184,093)
Net cash used in financing activities	(484,890)	(257,574)	(538,667)	751,763	(529,368)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	—	(3,873)	1,670	(518)	(2,721)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	150	3,907	4,698	—	8,755
Cash, cash equivalents, and restricted cash and escrows, end of year	$150	$34	$6,368	$(518)	$6,034

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2017
(in thousands)	Piedmont (Parent) (Guarantor)	Piedmont OP (the Issuer)	Non-Guarantors	Eliminations	Consolidated
Net Cash Provided/(Used In) by Operating Activities	$5,497	$(18,989)	$256,297	$—	$242,805

Cash Flows from Investing Activities:
Investment in real estate assets, consolidated joint venture, and real estate related intangibles, net	—	(1,614)	(113,479)	—	(115,093)
Intercompany note receivable	—	100	(48,710)	48,610	—
Net sales proceeds from wholly-owned properties	—	23,028	352,490	—	375,518
Net sales proceeds received from unconsolidated joint ventures	—	12,334	—	—	12,334
Investments in unconsolidated joint ventures	—	(1,162)	—	—	(1,162)
Deferred lease costs paid	—	(4,081)	(26,904)	—	(30,985)
Net cash provided by investing activities	—	28,605	163,397	48,610	240,612
Cash Flows from Financing Activities:
Debt issuance costs paid	—	(132)	—	—	(132)
Proceeds from debt	—	180,000	—	—	180,000
Repayments of debt	—	(335,000)	(141,401)	—	(476,401)
Intercompany note payable	—	(14,289)	62,899	(48,610)	—
Costs of issuance of common stock	(182)	—	—	—	(182)
Value of shares withheld to pay tax obligations related to employee stock compensation	(3,403)	—	—	—	(3,403)
Repurchases of common stock as part of announced plan	(60,474)	—	—	—	(60,474)
(Distributions to)/repayments from affiliates	180,791	160,019	(340,810)	—	—
Dividends paid and discount on dividend reinvestments	(122,229)	—	(45)	—	(122,274)
Net cash used in financing activities	(5,497)	(9,402)	(419,357)	(48,610)	(482,866)
Net increase in cash, cash equivalents, and restricted cash and escrows	—	214	337	—	551
Cash, cash equivalents, and restricted cash and escrows, beginning of year	150	3,693	4,361	—	8,204
Cash, cash equivalents, and restricted cash and escrows, end of year	$150	$3,907	$4,698	$—	$8,755

18. Subsequent events

Declaration of Dividend for the First Quarter 2020

On February 4, 2020, the board of directors of Piedmont declared a dividend for the first quarter 2020 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 28, 2020, payable on March 20, 2020.

$150 Million Term Loan

On February 10, 2020, Piedmont entered into an agreement with Truist Bank whereby Truist will extend Piedmont a $150 million term loan at LIBOR plus 95 basis points. The loan was unfunded at closing and can be funded in up to four draws at Piedmont’s discretion. The original term of the commitment period is six months, with the option to extend for two additional three month periods upon payment of applicable extension fees.

Acquisition of The Galleria Office Towers

On February 12, 2020, Piedmont purchased three Class A office towers in Dallas, Texas (the “Dallas Galleria Office Towers”) totaling approximately 1.4 million square feet of office space, associated parking garages, and a 1.9-acre land parcel located within a 3.7 million square foot mixed-use development that includes the Galleria Dallas retail destination, encompassing over 30 dining options and 1.5 million square feet of shopping, along with the 448-room Westin Galleria Hotel, for a net purchase price of $396 million, or approximately $275 per square foot. The acquisition was initially funded with cash on hand and borrowings under the Company's $500 Million Unsecured 2018 Line of Credit; however, Piedmont anticipates ultimately funding the majority of the acquisition using proceeds from the anticipated sale of 1901 Market in Philadelphia, Pennsylvania.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2019
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	5,516	5,506	45,025	50,531	20,078	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	12,099	8,021	56,932	64,953	27,328	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	2,059	3,642	31,556	35,198	13,992	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	5,310	3,157	48,966	52,123	21,764	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	11,194	3,157	53,856	57,013	23,940	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,451	3,157	47,485	50,642	13,932	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	31,031	11,138	206,660	217,798	84,479	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(16,167)	6,662	52,864	59,526	25,404	2000	8/1/2003	0	-	40
200 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	8,182	84,160	92,342	(11,288)	8,328	72,726	81,054	30,985	2002	8/14/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	1,579	22,146	51,319	73,465	20,412	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	13,783	13,636	84,701	98,337	32,525	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	9,139	21,959	56,741	78,700	23,701	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	9,416	31,985	72,555	104,540	26,779	2001	11/19/2003	0	-	40
1901 MARKET STREET	Philadelphia, PA	100%	160,000	13,584	166,683	180,267	53,684	20,829	213,122	233,951	94,261	1987	12/18/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	12,105	60,708	152,905	213,613	58,955	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(8,030)	4,365	27,636	32,001	11,120	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(23,111)	7,113	41,690	48,803	16,976	1991	2/26/2004	0	-	40
600 CORPORATE DRIVE	Lebanon, NJ	100%	None	3,934	—	3,934	9,281	3,934	9,281	13,215	8,775	2005	3/16/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	46,824	11,791	116,438	128,229	34,112	1987	12/9/2004	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2019
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
400 BRIDGEWATER CROSSING	Bridgewater, NJ	100%	None	10,400	71,052	81,452	(14,328)	10,400	56,724	67,124	19,542	2002	2/17/2006	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,459)	2,543	16,740	19,283	6,961	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(3,484)	2,543	28,350	30,893	11,032	1998	8/31/2006	0	-	40
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	13,155	8,156	80,001	88,157	23,285	1991	12/7/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	460	2,919	24,858	27,777	6,456	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	766	2,661	26,508	29,169	6,964	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,473	1,780	16,983	18,763	5,561	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(5,419)	3,612	31,511	35,123	6,479	2001	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(6,851)	4,138	37,213	41,351	7,691	2000	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	5,487	2,570	26,042	28,612	6,900	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	(525)	36,930	128,545	165,475	23,215	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	7,432	7,190	62,877	70,067	12,914	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	209	4,820	37,976	42,796	7,052	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	1,250	6,640	46,060	52,700	9,352	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	(239)	2,020	10,441	12,461	2,894	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	28,687	9,560	50,276	59,836	(3,722)	9,560	46,554	56,114	7,357	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	(2,452)	5,870	64,397	70,267	10,589	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	4,092	2,147	26,017	28,164	2,582	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	3,959	4,470	42,007	46,477	7,615	1986	1/16/2015	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2019
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	3,021	1,980	11,951	13,931	1,250	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,631	1,890	95,725	97,615	7,078	2015	N/A	0	-	40
SUNTRUST CENTER	Orlando, FL	100%	None	11,660	139,015	150,675	6,612	11,660	145,627	157,287	18,244	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	5,145	4,000	78,699	82,699	12,434	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	1,515	5,960	51,528	57,488	7,794	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	(2,089)	6,470	75,769	82,239	9,175	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	771	4,550	56,380	60,930	7,582	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	(4,471)	6,240	52,653	58,893	4,872	1997 / 2008	8/10/2016	0	-	40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	3,757	6,470	59,582	66,052	6,596	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY	Irving, TX	100%	None	7,860	36,303	44,163	2,034	7,860	38,337	46,197	6,284	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	1,191	4,360	23,511	27,871	2,064	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	—	2,805	28,119	30,924	2,215	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	(553)	3,707	34,789	38,496	2,469	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	(1,002)	10,230	53,785	64,015	5,203	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	946	7,285	73,395	80,680	3,863	1982	5/6/2019	0	-	40
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	203	5,687	93,118	98,805	1,614	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	558	5,418	81,561	86,979	1,915	2002	8/23/2019	0	-	40
PIEDMONT POWER, LLC (6)	Bridgewater, NJ	100%	None	—	79	79	2,740	—	2,819	2,819	960	N/A	12/20/2011	0	-	40
UNDEVELOPED LAND PARCELS (7)	Various	100%	None	40,503	—	40,503	(601)	37,614	2,288	39,902	206	N/A	Various			N/A
Total—All Properties				$474,206	$3,103,994	$3,578,200	$240,087	$506,389	$3,311,898	$3,818,287	$875,777

(1)All of Piedmont's properties are office buildings, except for the separately described Undeveloped Land Parcels and solar equipment labeled Piedmont Power, LLC.
(2)Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.
(3)Includes improvements and carrying costs capitalized subsequent to acquisition, as well as reductions related to write-offs of fully depreciated/amortized capitalized assets and impairment losses on real estate assets.

(4)The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $3.3 billion.
(5)Piedmont’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.
(6)Represents solar panels at the 400 Bridgewater Crossing building.
(7)Undeveloped Land Parcels includes land parcels that Piedmont may develop in the future.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

	2019		2018	2017
Real Estate:
Balance at the beginning of the year	$3,924,531		$4,438,209	$4,800,025
Additions to/improvements of real estate	406,833		206,442	85,368
Assets disposed	(452,672)		(675,692)	(353,911)	(1)
Assets impaired	(8,953)	(3)	—	(46,461)	(2)
Write-offs of intangible assets (4)	(36,429)		(33,067)	(37,188)
Write-offs of fully depreciated/amortized assets	(15,023)		(11,361)	(9,624)
Balance at the end of the year	$3,818,287		$3,924,531	$4,438,209
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$907,937		$1,053,467	$1,058,704
Depreciation and amortization expense	132,600		128,456	145,837
Assets disposed	(113,309)		(229,558)	(104,262)	(1)
Write-offs of intangible assets (4)	(36,428)		(33,067)	(37,188)
Write-offs of fully depreciated/amortized assets	(15,023)		(11,361)	(9,624)
Balance at the end of the year	$875,777		$907,937	$1,053,467

(1)Includes the disposition of the 8560 Upland Drive property, Piedmont's last remaining investment in an unconsolidated joint venture.
(2)Piedmont recognized an impairment loss on a disposal group of real estate assets as part of the 2017 Disposition Portfolio (see Note 7).
(3)Piedmont recognized an impairment loss on the Dupree building, as well as the 600 Corporate Drive building (see Note 7).
(4)Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.