Form 10-Q
period 2020-03-31
Piedmont Office Realty Trust, Inc.
filed 2020-04-29
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 28, 2020:
125,920,629 shares

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus (COVID-19) pandemic that the world is currently experiencing, and governmental and private measures taken to combat such health crises, which may affect our personnel, tenants, and the costs of operating our assets;
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
•The future effectiveness of our internal controls and procedures; and
•Other factors, including the risk factor described in Item 1A. of this Quarterly Report on Form 10-Q, as well as the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development properties and properties taken out of service for redevelopment, if any.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019. Piedmont’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$505,234	$485,560
Buildings and improvements, less accumulated depreciation of $755,152 and $730,750 as of March 31, 2020 and December 31, 2019, respectively	2,494,795	2,212,935
Intangible lease assets, less accumulated amortization of $52,538 and $50,766 as of March 31, 2020 and December 31, 2019, respectively	115,434	74,405
Construction in progress	42,028	29,920
Real estate assets held for sale, net	137,787	139,690
Total real estate assets	3,295,278	2,942,510
Cash and cash equivalents	7,920	13,545
Tenant receivables	10,596	8,226
Straight-line rent receivables	139,617	132,342
Restricted cash and escrows	1,758	1,841
Prepaid expenses and other assets	23,933	25,427
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $148,972 and $147,324 as of March 31, 2020 and December 31, 2019, respectively	314,788	265,747
Other assets held for sale, net	28,008	28,201
Total assets	$3,920,816	$3,516,757
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $8,095 and $7,626 as of March 31, 2020 and December 31, 2019, respectively	$1,743,905	$1,292,374
Secured debt, net of premiums and unamortized debt issuance costs of $267 and $343 as of March 31, 2020 and December 31, 2019, respectively	188,779	189,030
Accounts payable, accrued expenses and accrued capital expenditures	90,459	117,496
Dividends payable	—	26,427
Deferred income	35,443	34,609
Intangible lease liabilities, less accumulated amortization of $19,958 and $19,607 as of March 31, 2020 and December 31, 2019, respectively	44,646	25,069
Interest rate swaps	26,709	5,121
Other liabilities held for sale	7,158	7,657
Total liabilities	2,137,099	1,697,783
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2020 or December 31, 2019	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 125,920,629 and 125,783,408 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,259	1,258
Additional paid-in capital	3,690,821	3,686,398
Cumulative distributions in excess of earnings	(1,889,109)	(1,871,375)
Other comprehensive income/(loss)	(20,976)	967
Piedmont stockholders’ equity	1,781,995	1,817,248
Noncontrolling interest	1,722	1,726
Total stockholders’ equity	1,783,717	1,818,974
Total liabilities and stockholders’ equity	$3,920,816	$3,516,757
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)

	(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental and tenant reimbursement revenue	$132,154	$126,166
Property management fee revenue	773	1,992
Other property related income	4,244	4,778
	137,171	132,936
Expenses:
Property operating costs	53,190	51,805
Depreciation	27,884	26,525
Amortization	23,631	17,700
General and administrative	8,643	9,368
	113,348	105,398
Other income (expense):
Interest expense	(15,264)	(15,493)
Other income	149	277
Gain on sale of real estate assets	3	37,887
	(15,112)	22,671
Net income	8,711	50,209
Net income applicable to noncontrolling interest	(2)	(1)
Net income applicable to Piedmont	$8,709	$50,208
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.07	$0.40
Weighted-average common shares outstanding – basic	125,862,086	125,573,528
Weighted-average common shares outstanding – diluted	126,360,003	126,180,558
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2020		2019

Net income applicable to Piedmont		$8,709		$50,208
Other comprehensive income/(loss):
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(21,937)		(2,024)
Plus/(less): Reclassification of net gain included in net income (See Note 5)	(6)		(771)
Other comprehensive loss		(21,943)		(2,795)
Comprehensive income/(loss) applicable to Piedmont		$(13,234)		$47,413

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(26,443)	—	(6)	(26,454)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	4,428	—	—	—	4,429
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net income applicable to Piedmont	—	—	—	8,709	—	—	8,709
Other comprehensive loss	—	—	—	—	(21,943)	—	(21,943)
Balance, March 31, 2020	125,921	$1,259	$3,690,821	$(1,889,109)	$(20,976)	$1,722	$1,783,717

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(48)	(26,375)		(7)	(26,430)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	106	1	2,879	—	—	—	2,880
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net income applicable to Piedmont	—	—	—	50,208	—	—	50,208
Other comprehensive loss	—	—	—	—	(2,795)	—	(2,795)
Balance, March 31, 2019	125,597	$1,256	$3,686,017	$(1,971,184)	$5,667	$1,766	$1,723,522

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$8,711	$50,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,884	26,525
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	206	100
Other amortization	21,518	16,427
Stock compensation expense	3,895	3,835
Gain on sale of real estate assets	(3)	(37,887)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(10,011)	(4,333)
Decrease in prepaid expenses and other assets	753	1,570
Decrease in accounts payable and accrued expenses	(6,941)	(14,440)
Increase/(decrease) in deferred income	785	(1,762)
Net cash provided by operating activities	46,797	40,244
Cash Flows from Investing Activities:
(Acquisition of real estate assets and intangibles)/return of escrowed purchase price	(396,846)	700
Capitalized expenditures	(32,318)	(15,435)
Net sales proceeds from wholly-owned properties	(62)	168,341
Deferred lease costs paid	(19,581)	(2,145)
Net cash (used in)/provided by investing activities	(448,807)	151,461
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(146)	(36)
Proceeds from debt	792,625	115,000
Repayments of debt	(341,175)	(235,289)
Discount paid due to loan modification	(525)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(1,596)	(1,055)
Repurchases of common stock as part of announced plan	—	(16,899)
Dividends paid and discount on dividend reinvestments	(52,881)	(53,402)
Net cash provided by/(used in) financing activities	396,302	(191,681)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(5,708)	24
Cash, cash equivalents, and restricted cash and escrows, beginning of period	15,386	6,034
Cash, cash equivalents, and restricted cash and escrows, end of period	$9,678	$6,058

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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

As of March 31, 2020, Piedmont owned 58 in-service office properties in select sub-markets located within seven major U.S. office markets: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of March 31, 2020, Piedmont's 58 in-service office properties comprised approximately 18.0 million square feet of primarily Class A commercial office space and were 89.6% leased.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") for which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three months ended March 31, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Fixed payments	$111,496	$103,659
Variable payments	20,658	22,507
Total Rental and Tenant Reimbursement Revenue	$132,154	$126,166

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For both the three months ended March 31, 2020 and 2019, Piedmont recognized approximately $20,000 of operating lease costs related to these office space leases. As of March 31, 2020, the weighted-average lease term of Piedmont's right of use assets is approximately two years, and the weighted-average discount rate is 3.35%.

Intangible Assets and Liabilities Resulting from Purchasing Real Estate Assets

Upon the acquisition of real properties, Piedmont allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Piedmont's estimate of their fair values in accordance with Accounting Standards Codification ("ASC") 820 Fair Value Measurements.

Gross intangible lease assets and liabilities arising from in-place leases, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of March 31, 2020 and December 31, 2019, respectively, are as follows (in thousands):

	March 31, 2020	December 31, 2019
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$2,238	$2,082
In-Place Lease Valuation	$199,746	$157,101
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$303,521	$256,627
Intangible Lease Liabilities (Below-Market In-Place Leases)	$104,220	$84,292

For the three months ended March 31, 2020 and 2019, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$19,745	$14,184
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$2,973	$1,998

Net intangible assets and liabilities as of March 31, 2020 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the remainder of 2020	$354	$25,172	$33,833	$10,344
For the years ending December 31:
2021	420	29,450	41,021	13,013
2022	300	22,588	32,794	10,516
2023	103	15,433	22,902	6,871
2024	70	9,221	14,554	3,305
2025	6	5,672	10,085	2,084
Thereafter	18	12,772	24,881	5,671
	$1,271	$120,308	$180,070	$51,804

Weighted-Average Amortization Period (in years)	3	5	6	5

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Accounting Pronouncements and Amendments Adopted during the Three Months Ended March 31, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued during the three months ended March 31, 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, Piedmont elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Piedmont continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Financial Instruments- Credit Loss Amendments

On January 1, 2020, Piedmont adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as well as ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments- Credit Losses: Targeted Transition Relief (collectively the "Credit Loss Amendments"). The provisions of the Credit Loss Amendments replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. However, the FASB also issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with the Credit Loss Amendments, and excludes receivables arising from operating leases from the scope of the Credit Loss Amendments and affirms that such receivables should be evaluated for collectibility as prescribed by ASC 842 Leases. As substantially all of Piedmont's receivables are operating lease receivables there is no change to Piedmont's accompanying consolidated financial statements or disclosures as a result of adoption of the Credit Loss Amendments.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets have been reclassified as of December 31, 2019 to conform to the current period financial statement presentation related to the 1901 Market Street building, which was classified as held for sale as of March 31, 2020 (see Note 8).

3. Acquisitions

During the three months ended March 31, 2020, Piedmont acquired three properties and adjacent developable land using cash on hand and proceeds from the $500 Million Unsecured 2018 Line of Credit, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price(1)(in millions)
Dallas Galleria Office Towers	Dallas, Texas	February 12, 2020	100%	1,435,466	95%	$396.2

(1)Price includes the purchase of an adjacent parcel of approximately 1.9 acres of developable land.

The purchase price of the Dallas Galleria Office Towers and undeveloped land, inclusive of approximately $0.6 million of closing costs, was allocated as follows:

Dallas Galleria Office Towers and Undeveloped Land
Land	$19,674
Building and improvements	293,760
Intangible lease assets (1)	49,177
Lease acquisition costs, net of tenant credits received from seller (1)	1,344
Intangible lease origination costs (1)	55,060
Intangible lease liabilities (1)	(22,169)
Total purchase price	$396,846

(1)Amortization of in-place lease intangibles and lease acquisition costs are recognized using the straight-line method over approximately 5.2 years, the average remaining life of in-place leases.

4. Debt

During the three months ended March 31, 2020, Piedmont entered into a new $150 million term loan facility and amended it to increase the principal amount to $300 million (as so amended, the "$300 Million Unsecured 2020 Term Loan"). Piedmont drew the full $300 million available under the $300 Million Unsecured 2020 Term Loan and used the proceeds to repay outstanding draws on its $500 Million Unsecured 2018 Line of Credit. The term of the $300 Million Unsecured 2020 Term Loan expires on March 12, 2021, with two available six-month extensions, upon payment of applicable fees, for a fully extended maturity date of March 11, 2022. Piedmont is required to repay the $300 Million Unsecured 2020 Term Loan with net proceeds from any successful debt or equity issuances; however, sales of Piedmont properties are excluded from this repayment requirement.

The $300 Million Unsecured 2020 Term Loan has the option to bear interest at varying levels based on either (i) the London Interbank Offered Rate (“LIBOR”) for an interest period selected by Piedmont of one, two, or three months, or to the extent available from all lenders, periods of less than one month thereafter, or (ii) the Base Rate, defined as the greater of the prime rate, the Federal Reserve Bank of New York federal funds rate plus 0.50%, or LIBOR for a one-month period plus 1.00%; in either case plus a stated interest rate spread based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. This stated interest rate spread over LIBOR can vary from 1.00% to 2.00%. As of the closing of the $300 Million Unsecured 2020 Term Loan, the stated interest rate spread on the amount borrowed under the facility was 1.40%.

Under the $300 Million Unsecured 2020 Term Loan, Piedmont is subject to certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

Additionally, during the three months ended March 31, 2020, Piedmont amended the $250 Million Unsecured 2018 Term Loan to reduce the applicable interest rate spread from LIBOR plus 160 basis points to LIBOR plus 95 basis points, based on Piedmont's current credit rating.

Finally, during the three months ended March 31, 2020, Piedmont had net borrowings on its $500 Million Unsecured 2018 Line of Credit of approximately $152 million.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2020 and December 31, 2019 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2020	December 31, 2019
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$28,512	$28,687
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		160,000	160,000
Net premium and unamortized debt issuance costs						267	343
Subtotal/Weighted Average (5)	3.79%					188,779	189,030
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan (6)	LIBOR + 1.00%	1.75%		11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	1.89%		9/30/2022	(7)	152,000	—
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.56%	(8)	3/31/2025		250,000	250,000
$300 Million Unsecured 2020 Term Loan(6)	LIBOR + 1.40%	2.33%		3/12/2021	(9)	300,000	—
Discounts and unamortized debt issuance costs						(8,095)	(7,626)
Subtotal/Weighted Average (5)	2.92%					1,743,905	1,292,374
Total/Weighted Average (5)	3.01%					$1,932,684	$1,481,404

(1)Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2020 and December 31, 2019 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania. The building is under contract to be sold (see Note 8), and the loan is expected to be repaid upon successful closing of the transaction.
(5)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2020.
(6)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(7)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.
(8)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of March 31, 2020 (see Note 5 for more detail).
(9)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of March 11, 2022), provided Piedmont is not then in default and upon payment of extension fees.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $15.9 million and $17.6 million for the three months ended March 31, 2020 and 2019, respectively. Also, Piedmont capitalized interest of approximately $0.2 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 6 for a description of Piedmont’s estimated fair value of debt as of March 31, 2020.

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

As of March 31, 2020, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges. During the three months ended March 31, 2020, Piedmont entered into four forward starting interest swap agreements with a total notional value of $200 million to hedge the risk of changes in the interest-related cash flows associated with various potential issuances of long-term debt prior to December 31, 2020. As of March 31, 2020, Piedmont has interest rate swaps in effect which hedge the variable cash flows covering $100 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 120 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2020 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Forward starting interest rate swaps	4	N/A	200	3/2/2020	3/2/2030
Total	6		$300

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2020 and December 31, 2019, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2020	December 31, 2019
Gross derivative assets	$—	$—
Gross derivative liabilities	(26,709)	(5,121)
Net derivative liability	$(26,709)	$(5,121)

The loss on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three months ended March 31, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2020	March 31, 2019
Amount of loss recognized in OCI	$(21,937)	$(2,024)
Amount of previously recorded gain reclassified from OCI into Interest Expense	$6	$771
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$—

Total amount of Interest Expense presented in the consolidated statements of income	$(15,264)	$(15,493)

Piedmont estimates that approximately $2.2 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three months ended March 31, 2020 and 2019, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $27.0 million as of March 31, 2020. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6. Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020			December 31, 2019
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$7,920	$7,920	Level 1	$13,545	$13,545	Level 1
Tenant receivables (1)	$10,596	$10,596	Level 1	$8,226	$8,226	Level 1
Restricted cash and escrows (1)	$1,758	$1,758	Level 1	$1,841	$1,841	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$10,824	$10,824	Level 1	$50,049	$50,049	Level 1
Interest rate swaps	$26,709	$26,709	Level 2	$5,121	$5,121	Level 2
Debt, net	$1,932,684	$1,972,950	Level 2	$1,481,404	$1,536,687	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2020 and December 31, 2019; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2020 and December 31, 2019. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2020 and December 31, 2019, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7. Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2020, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $55.2 million for the approximately 20-year, 520,000 square foot renewal and expansion of one of Piedmont's largest tenants, the State of New York, at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. Piedmont recorded no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2020 or 2019.

Contingencies Related to the COVID-19 Pandemic

During the three months ended March 31, 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of schools, business and other facilities and organizations, and most of the markets in which Piedmont's buildings are located are subject to some form of quarantine or shelter-in-place restrictions. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which Piedmont operates, including negatively impacting the trading price of Piedmont's common stock and some of its tenants' ability to pay their rent. To date, a limited number of Piedmont's tenants have requested some form of rental concession. All such requests are carefully reviewed and Piedmont has accommodated a limited number of these tenants with deferrals of rents of up to three months, typically with repayments scheduled for later this year without penalty, or in 2021 with interest.

Piedmont’s financial statements as of and for the three months ended March 31, 2020 have been prepared in light of these circumstances. Piedmont has continued to follow the policies described in the footnotes to Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019, including those related to impairment and estimates of the likelihood of collectability of amounts due from tenants. While the results of Piedmont's current analysis did not result in any impairments or material valuation adjustments to amounts due from tenants as of March 31, 2020, should the closures continue for an extended period, the impact could have a material adverse effect on Piedmont's tenants and their ability to fulfill their lease obligations to us; thereby, having a material adverse effect on Piedmont's future results of operations, cash flows, and financial condition.

While the impact of the COVID-19 pandemic on Piedmont's business has not been severe to date, the long-term impact of the pandemic on Piedmont's tenants and the global economy is uncertain and will depend on the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of Piedmont's tenants which could, in turn, adversely impact Piedmont's business, financial condition and results of operations. Piedmont will continue to work closely with its impacted tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

8. Assets Held for Sale

As of March 31, 2020, the 1901 Market Street building met the criteria for held for sale classification; consequently, its assets were reclassified as held for sale as of March 31, 2020 and December 31, 2019. The sale is expected to close during the summer of 2020. No other properties were classified as held for sale as of March 31, 2020 or December 31, 2019. Details of assets held for sale as of March 31, 2020 and December 31, 2019 are presented below (in thousands):

	March 31, 2020	December 31, 2019
Real estate assets held for sale, net:
Land	$20,829	$20,829
Building and improvements, less accumulated depreciation of $68,297 and $66,823 as of March 31, 2020 and December 31, 2019, respectively	110,813	112,287
Intangible lease assets, less accumulated amortization of $27,867 and $27,438 as of March 31, 2020 and December 31, 2019, respectively	6,145	6,574
Total real estate assets held for sale, net	$137,787	$139,690

Other assets held for sale, net:
Straight-line rent receivables	$19,142	$18,776
Deferred lease costs, less accumulated amortization of $35,516 and $34,957 as of March 31, 2020 and December 31, 2019, respectively	8,866	9,425
Total other assets held for sale, net	$28,008	$28,201

Other liabilities held for sale:
Intangible lease liabilities, less accumulated amortization of $32,458 and $31,959 as of March 31, 2020 and December 31, 2019, respectively	$7,158	$7,657

9. Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has periodically granted deferred stock award units to all of Piedmont's employees and independent directors. Most employee awards are time-vested and typically vest ratably over a multi-year period and independent director awards vest over one year.

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

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2019	1,045,020	$25.15
Deferred Stock Awards Granted	196,806	$24.40
Increase in Estimated Potential Share Award based on TSR Performance	332,690	$25.83
Performance Stock Awards Vested	(153,368)	$30.45
Deferred Stock Awards Vested	(49,998)	$24.32
Deferred Stock Awards Forfeited	(4,241)	$21.50
Unvested and Potential Stock Awards as of March 31, 2020	1,366,909	$24.66

The following table provides additional information regarding stock award activity during the three months ended March 31, 2020 and 2019, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$24.40	$—
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$1,216	$340
Share-based Liability Awards Paid During the Period (1)	$4,116	$3,239

(1)Amounts reflect the issuance of performance share awards related to the 2017-19 and 2016-18 Performance Share Plans during the three months ended March 31, 2020 and 2019, respectively.

A detail of Piedmont’s outstanding stock awards as of March 31, 2020 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 18, 2017	Deferred Stock Award	195,981	$21.38	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 18, 2018, 2019, and 2020, respectively.	40,333
May 17, 2018	Deferred Stock Award	271,037	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	106,712
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	200,674	(2)
May 15, 2019	Deferred Stock Award-Board of Directors	26,842	$20.82	Of the shares granted, 100% will vest by May 15, 2020.	26,842
May 3, 2019	Deferred Stock Award	300,663	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	192,910
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	321,286	(2)
February 19, 2020	Deferred Stock Award	178,309	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	145,462
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	332,690	(2)
Total					1,366,909

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2020.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2020. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended March 31, 2020 and 2019, Piedmont recognized approximately $3.9 million and $3.8 million, respectively, of compensation expense related to stock awards of which $2.7 million and $3.8 million, respectively, is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the three months ended March 31, 2020, a net total of 137,221 shares were issued to employees. As of March 31, 2020, approximately $10.1 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

10. Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non cash investing and financing activities for the three months ended March 31, 2020 and 2019, (in thousands) are outlined below:

	Three Months Ended
	March 31, 2020	March 31, 2019
Accrued capital expenditures and deferred lease costs	$16,408	$7,055
Change in accrued dividends and discount on dividend reinvestments	$(26,427)	$(26,972)
Change in accrued share repurchases as part of an announced plan	$—	$(4,417)
Accrued deferred financing costs	$76	$37

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows for the three months ended March 31, 2020 and 2019, to the consolidated balance sheets for the respective period (in thousands):

	2020	2019
Cash and cash equivalents as of January 1, 2020 and 2019, respectively	$13,545	$4,571
Restricted cash and escrows as of January 1, 2020 and 2019, respectively	1,841	1,463
Cash, cash equivalents, and restricted cash and escrows, beginning of period, as presented in the accompanying consolidated statement of cash flows	$15,386	$6,034

Cash and cash equivalents as of March 31, 2020 and 2019, respectively	$7,920	$4,625
Restricted cash and escrows as of March 31, 2020 and 2019, respectively	1,758	1,433
Cash, cash equivalents, and restricted cash and escrows, end of period, as presented in the accompanying consolidated statement of cash flows	$9,678	$6,058

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended March 31, 2020 Piedmont excluded approximately 0.1 million anti-dilutive shares. For the three months ended March 31, 2019, Piedmont did not exclude any anti-dilutive shares.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Weighted-average common shares – basic	125,862	125,574
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	498	607
Weighted-average common shares – diluted	126,360	126,181

12. Subsequent Events

Second Quarter Dividend Declaration

On April 29, 2020, the Board of Directors of Piedmont declared a dividend for the second quarter of 2020 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 29, 2020. Such dividend will be paid on June 19, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

During the first quarter of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of schools, businesses and other facilities and organizations, and most of the markets in which our buildings are located are subject to some form of quarantine or shelter-in-place restrictions. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting the trading price of our common stock and some of our tenants' ability to pay their rent.

Piedmont is committed to the health and safety of its tenants, contractors, and employees. The pandemic has caused changes in Piedmont’s typical work practices and operations, including more frequent housekeeping and sanitization procedures. Our employees are embracing social distancing, with approximately 90% of them working from home, without disruption, utilizing our cloud-based technology platform. Essential employees and contractors continue to report to our buildings in shifts, enabling all our properties to remain open and fully operational for our tenants, many of whom need their essential employees to continue to work in our buildings. Given our low-leverage operating model of long-term leases to creditworthy tenants, to date the COVID-19 disruption has not materially impacted our financial condition or results of operations, our overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties. A limited number of our tenants, particularly those related to the food, travel, retail, or coworking industries, have requested some form of rent deferral. Most have subsequently begun to avail themselves of the various federal and state relief funds, such as the various CARES Act loans and the Paycheck Protection Program, which can be utilized partially to meet rental obligations. All of the requests made to us are carefully reviewed and we have accommodated a limited number of these tenants with deferrals of rents of up to three months, typically with repayments scheduled for later this year without penalty, or in 2021 with interest.

While the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our tenants and the global economy is uncertain and will depend on the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our tenants which could, in turn, adversely impact our business, financial condition and results of operations. We will continue to work closely with our impacted tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

Liquidity and Capital Resources

We intend to use cash flows generated from the operation of our properties, anticipated net proceeds from the disposition of 1901 Market Street, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. During the three months ended March 31, 2020, we acquired the Dallas Galleria Office Towers and an adjacent developable land parcel for a net purchase price of approximately $396 million using a combination of cash on hand and our $500 Million Unsecured 2018 Line of Credit. We subsequently drew down $300 million from our amended term loan and used the proceeds to pay down the $500 Million Unsecured 2018 Line of Credit, leaving $152 million outstanding as of March 31, 2020. Additionally, on March 31, 2020, we entered into a binding contract to sell our 1901 Market Street building in Philadelphia, Pennsylvania later this summer for $360 million, less customary closing costs. Of the anticipated net proceeds, $160 million will be used to repay a mortgage secured by the property, with the remaining amount used to pay down any remaining balance on the $500 Million Unsecured 2018 Line of Credit.

In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental and parking income as appropriate and determined that we are still well margined with all our covenant ratios. As of the date of this filing, we have approximately $350 million of borrowing capacity under our line of credit. Although interest rate volatility and movements have made obtaining financing or refinancing debt obligations more challenging and expensive in the current environment, when necessary we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2020 and 2019 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Capital expenditures for redevelopment/renovations	$4,835	$3,377
Other capital expenditures, including building and tenant improvements	27,483	12,058
Total capital expenditures (1)	$32,318	$15,435

(1)Of the total amounts paid, approximately $0.3 million and $0.5 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively.

"Capital expenditures for redevelopment/renovations" during the three months ended March 31, 2020 primarily related to a redevelopment project to upgrade amenities at our 200 South Orange building in Orlando, Florida, as well as a redevelopment master plan project to upgrade common areas, amenities, and parking, at our Galleria buildings in Atlanta, Georgia. Expenditures during the three months ended March 31, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the three months ended March 31, 2020, we committed to spend approximately $5.58 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments) as compared to $4.07 (net of expired lease commitments) for the three months ended March 31, 2019. As of March 31, 2020, we had one individually significant unrecorded tenant allowance commitment of approximately $55.2 million related to the approximately 20-year, approximately 520,000 square foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity are highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. In particular, we are currently in the process of negotiating the renewal of a majority of the current 313,000 square foot lease with the City of New York, at our 60 Broad Street building, and we anticipate spending significant capital for market-based tenant improvement allowances and leasing commissions over the next several years associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets compatible with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading at a significant discount to net asset value. As of March 31, 2020 we had approximately $200 million of board-authorized capacity remaining for future stock repurchases. Finally, although we have no scheduled debt maturities until the third quarter of 2021 (assuming an extension of our $300 Million Unsecured 2020 Term Loan), we expect to use capital to repay debt obligations when they become due or when we deem it prudent to refinance various obligations.

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

Comparison of the accompanying consolidated statements of income for the three months ended March 31, 2020 versus the three months ended March 31, 2019

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2020 and 2019, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2020	% of Revenues	March 31, 2019	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$132.2		$126.2		$6.0
Property management fee revenue	0.8		2.0		(1.2)
Other property related income	4.2		4.8		(0.6)
Total revenues	137.2	100%	133.0	100%	4.2
Expense:
Property operating costs	53.2	39%	51.8	39%	1.4
Depreciation	27.9	21%	26.5	20%	1.4
Amortization	23.6	17%	17.7	13%	5.9
General and administrative	8.6	6%	9.4	6%	(0.8)
	113.3		105.4		7.9
Other income (expense):
Interest expense	(15.3)	11%	(15.5)	12%	0.2
Other income	0.1	—%	0.2	—%	(0.1)
Loss on extinguishment of debt	—	—%	—	—%	—
Gain on sale of real estate assets	—	—%	37.9	28%	(37.9)
Net income	$8.7	6%	$50.2	38%	$(41.5)

Revenue

Rental and tenant reimbursement revenue increased approximately $6.0 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The favorable variance was primarily due to net acquisition activity subsequent to January 1, 2019. Additionally, new leases commencing at higher overall rental rates, most notably at our Enclave Place building in Houston, Texas and our 60 Broad Street building in New York City, contributed to the increase in rental and tenant reimbursement revenue. Although we have granted cash rent deferrals to several of our tenants that have been materially negatively impacted by the COVID-19 pandemic, in most instances we have made arrangements with the respective tenant to recoup the deferred rent later in the lease term, in most cases within the next 6-18 months. Because we recognize rental revenue on a straight-line basis over the lease term, and the total amount of rent received over the lease term is not expected to change, we do not currently anticipate any material decrease in our rental revenue in future periods; however, as we anticipate lower recoverable operating expenses as a result of lower usage of our buildings by tenants, we do anticipate reimbursement revenue to decrease in future periods.

Property management fee revenue decreased approximately $1.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The decrease was primarily due to construction management fees received in the prior period from one of our former Independence Square properties, with such fees varying from period-to-period due to the variability of construction activity.

Other property related income decreased approximately $0.6 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The decrease is due to parking revenue earned in the prior period at the 500 West Monroe Street building which was sold in October 2019, offset by parking revenue associated with acquisitions consummated subsequent to January 1, 2019. Due to the decreased usage of our buildings by tenants as a result of the COVID-19 pandemic, we currently anticipate that this line item may decrease during the second quarter of 2020.

Expense

Property operating costs increased approximately $1.4 million for the three months ended March 31, 2020 as compared to the same period in the prior year. Approximately $1.0 million of the increase was due to higher recoverable and nonrecoverable administrative costs associated with the timing of employee compensation, primarily related to deferred stock compensation. The remainder of the increase is due to higher recoverable costs associated with personnel contracted by us to provide administrative and management services at certain of our properties, as well as an increase in franchise taxes in certain states in which we operate. Due to the decreased usage of our buildings by tenants as a result of the COVID-19 pandemic and the resulting decline in building utilities and services, partially offset by higher security and cleaning expenses, we currently anticipate that this line item may decrease during 2020.

Depreciation expense increased approximately $1.4 million for the three months ended March 31, 2020 as compared to the same period in the prior year. The increase was due to additional building and tenant improvements placed in service subsequent to January 1, 2019.

Amortization expense increased approximately $5.9 million for the three months ended March 31, 2020 as compared to the same period in the prior year. Approximately $8.9 million of the increase was due to the amortization of lease intangible assets associated with properties acquired subsequent to January 1, 2019. This increase was partially offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2019.

General and administrative expenses decreased approximately $0.8 million for the three months ended March 31, 2020 as compared to the same period in the prior year due to the senior management transition that occurred in June 2019 which reduced compensation at the executive level.

Other Income (Expense)

Interest expense decreased approximately $0.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year primarily as a result of lower interest rates during the current year. This variance was partially offset by a decrease in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $0.4 million.

Gain on sale of real estate assets during the three months ended March 31, 2019 includes an approximate $33.2 million gain recognized on the sale of the One Independence Square building in Washington, D.C. that closed in February 2019, as well as an approximate $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages.

Issuer and Guarantor Financial Information

During the years ended December 31, 2013 and 2014, Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), issued senior unsecured notes payable of $350 million and $400 million, respectively (the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to all of Piedmont OP’s existing and future mortgage indebtedness and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont Office Realty Trust, Inc. (the "Guarantor"), the parent entity that consolidates Piedmont OP and all other subsidiaries. By execution of the guarantee, the Guarantor guarantees to each holder of the Notes that the principal and interest on the Notes will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise, and interest on overdue principal and interest on any overdue interest, if any, on the Notes and all other obligations of the Issuer to the holders of the Notes will be promptly paid in full. The Guarantor's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of the Guarantor's other existing and future senior unsecured indebtedness and guarantees. The Guarantor’s guarantee of the notes is effectively subordinated in right of payment to all existing and future mortgage indebtedness and other secured indebtedness and secured guarantees of the Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Guarantor’s subsidiaries.

In the event of the bankruptcy, liquidation, reorganization or other winding up of Piedmont OP or the Guarantor, assets that secure any of their respective secured indebtedness and other secured obligations will be available to pay their respective obligations under the Notes or the guarantee, as applicable, and their other respective unsecured indebtedness and other unsecured obligations only after all of their respective indebtedness and other obligations secured by those assets have been repaid in full.

The non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments.

Pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, the following tables present summarized financial information for Piedmont OP as Issuer and Piedmont Office Realty Trust, Inc. as Guarantor on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor (in thousands):

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of March 31, 2020	As of December 31, 2019

Due from non-guarantor subsidiary	$810	$810
Total assets	$361,706	$364,734
Total liabilities	$1,789,647	$1,343,881
	For the three months ended March 31, 2020
Total revenues	$11,664
Net loss	$(12,275)

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2020	Per Share(1)	March 31, 2019	Per Share(1)
GAAP net income applicable to common stock	$8,709	$0.07	$50,208	$0.40
Depreciation of real estate assets	27,551	0.22	26,309	0.21
Amortization of lease-related costs	23,618	0.18	17,685	0.14
Gain on sale of real estate assets	(3)	—	(37,887)	(0.30)
NAREIT Funds From Operations and Core Funds from Operations applicable to common stock	$59,875	$0.47	$56,315	$0.45
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	577		523
Depreciation of non real estate assets	325		208
Straight-line effects of lease revenue	(6,785)		(2,683)
Stock-based compensation adjustments	2,300		2,780
Net effect of amortization of above and below-market in-place lease intangibles	(2,973)		(1,998)
Non-incremental capital expenditures (2)	(34,762)		(3,367)
Adjusted Funds From Operations applicable to common stock	$18,557		$51,778
Weighted-average shares outstanding – diluted	126,360		126,181

(1)Based on weighted average shares outstanding – diluted.
(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. The current quarter's non-incremental capital expenditures include the leasing commission for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building that was executed during the fourth quarter of 2019.

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

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2020 and 2019 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Net income applicable to Piedmont (GAAP basis)	$8,709	$50,208	$8,709	$50,208

Net income applicable to noncontrolling interest	2	1	2	1
Interest expense	15,264	15,493	15,264	15,493
Depreciation	27,877	26,518	27,877	26,518
Amortization	23,618	17,685	23,618	17,685
Gain on sale of real estate assets	(3)	(37,887)	(3)	(37,887)

EBITDAre(1) and Core EBITDA(2)	75,467	72,018	75,467	72,018
General & administrative expenses	8,643	9,368	8,643	9,368
Management fee revenue (3)	(395)	(1,822)	(395)	(1,822)
Other expense/(income)	67	(62)	67	(62)
Straight-line rent effects of lease revenue	(6,785)	(2,683)
Amortization of lease-related intangibles	(2,973)	(1,998)

Property NOI	$74,024	$74,821	$83,782	$79,502

Net operating income from:
Acquisitions (4)	(8,105)	—	(10,268)	—
Dispositions (5)	267	(10,089)	267	(8,675)
Other investments (6)	(82)	(39)	(62)	(50)

Same Store NOI	$66,104	$64,693	$73,719	$70,777

Change period over period in Same Store NOI	2.2%	N/A	4.2%	N/A

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
(4)Acquisitions consist of Galleria 100 and land in Atlanta, Georgia, purchased on May 6, 2019; Galleria 400, Galleria 600 and land in Atlanta, Georgia, purchased on August 23, 2019; and One Galleria Tower, Two Galleria Tower, Three Galleria Tower and land in Dallas, Texas, purchased on February 12, 2020.
(5)Dispositions consist of One Independence Square in Washington, D.C., sold on February 28, 2019; The Dupree in Atlanta, Georgia, sold on September 4, 2019; and 500 West Monroe Street in Chicago, Illinois, sold on October 28, 2019.
(6)Other investments consist of active or recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods and land. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties primarily located in select sub-markets within seven major Eastern U.S. office markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of March 31, 2020, our average lease is approximately 20,000 square feet with approximately seven years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our current portfolio of 58 office properties was 89.6% leased as of March 31, 2020, substantially the same as our leased percentage of 89.7% as of December 31, 2019, after recasting such leased percentage as of December 31, 2019 for placing Two Pierce, a recently completed redevelopment property, in service on January 1, 2020. As of March 31, 2020, the City of New York was our only tenant whose lease individually contributes more than 1% in Annualized Lease Revenue that was scheduled to expire during the next eighteen months, and we are currently in the advanced stages of negotiating a long-term renewal of their 313,000 square foot lease. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively. Our leased percentage may also fluctuate from the impact of occupancy levels associated with our net acquisition and disposition activity.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2020, we had approximately 395,000 square feet of executed leases related to currently vacant space that had not yet commenced and approximately 684,000 square feet of commenced leases that were in some form of rental and/or operating expense abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. For example, during the three months ended March 31, 2020, we experienced a 5.0% and 15.4% roll up on executed leases in stated cash and accrual rents for the portfolio in general, respectively, from new leases and renewals for space that was vacant one year or less, as compared to a 9.4% and 18.5% roll up on executed leases in stated cash and accrual rents, respectively, for similar space during the three months ended March 31, 2019.

Same Store NOI increased 2.2% and 4.2% on a cash and accrual basis, respectively, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in cash basis Same Store NOI was primarily attributable to the expiration of lease abatements. The increase in accrual basis Same Store NOI was related to the commencement of leases with higher straight-line rents during the three months ended March 31, 2020, offset by down times between leases at certain assets, and lower overall occupancy levels. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period. Although we have granted short-term cash rent deferrals to several of our tenants that have been materially negatively impacted by the COVID-19 pandemic, in most instances we have made arrangements with the respective tenant to recoup the deferred rent later in the lease term, in most cases within the next 6-18 months. Because we recognize rental revenue on a straight-line basis over the lease term, and the total amount of rent received over the lease term is not expected to change, we do not currently anticipate any material decrease in Property or Same Store NOI in future periods due to these rent deferrals.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2020, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table below.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. There have been no material changes to these policies during the three months ended March 31, 2020.

Accounting Pronouncements Adopted during the Three Months Ended March 31, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued during the three months ended March 31, 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Financial Instruments- Credit Loss Amendments

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as well as ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments- Credit Losses: Targeted Transition Relief (collectively the "Credit Loss Amendments"). The provisions of the Credit Loss Amendments replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. However, the Financial Accounting Standards Board also issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with the Credit Loss Amendments, and excludes receivables arising from operating leases from the scope of the Credit Loss Amendments and affirms that such receivables should be evaluated for collectibility as prescribed by Accounting Standards Codification 842 Leases. As substantially all of our receivables are operating lease receivables there is no change to our accompanying consolidated financial statements or disclosures as a result of adoption of the Credit Loss Amendments.

Contractual Obligations
We have had significant changes to our debt structure during the three months ended March 31, 2020. As such, our contractual obligations related to long-term debt as of March 31, 2020 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year		1-3 years		3-5 years	More than 5 years
Long-term debt (2)	$1,940,512	$301,087	(3)	$639,425	(4) (5)	$1,000,000	$—

(1)Contractual obligations do not include amounts committed for tenant or capital improvements under leases where Piedmont is the lessor. However, see Note 7 to our accompanying consolidated financial statements for details concerning our individually material lease commitments, the timing of which may fluctuate. Additionally, Piedmont does not have any ground leases, nor does Piedmont have any material obligations as lessee under operating lease agreements as of March 31, 2020.
(2)Amounts include principal payments only and balances outstanding as of March 31, 2020, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $15.9 million during the three months ended March 31, 2020, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.
(3)Includes the balance outstanding as of March 31, 2020 of the new $300 Million Unsecured 2020 Term Loan. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of March 11, 2022) provided we are not then in default and upon payment of extension fees.
(4)Includes the balance outstanding as of March 31, 2020 of the $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.
(5)Includes the $160 Million Fixed-Rate Loan secured by the 1901 Market Street building. This asset is under contract to be sold (see Note 8 to our accompanying consolidated financial statements), and the loan is expected to be repaid upon successful completion of the sale, which is anticipated in the summer of 2020.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 of our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•Commitments Under Existing Lease Agreements;
•Contingencies Related to Tenant Audits/Disputes;and
•Contingencies Related to the COVID-19 Pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, the $250 Million Unsecured 2018 Term Loan, and the $300 Million Unsecured 2020 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021. Piedmont has begun an initial evaluation of its contracts and agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the substitution of a comparable or successor rate as approved by the respective agent, as defined in the respective agreement. At this point it is not clear what alternative rate may be selected to replace LIBOR and what impact it may have on Piedmont's results of operations. As such, Piedmont will continue to evaluate its contracts as it approaches the December 31, 2021 potential end date for LIBOR.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2018 Line of Credit, the Amended and Restated $300 Million Unsecured 2011 Term Loan, the $300 Million Unsecured 2020 Term Loan, and $150 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

The estimated fair value of our debt was approximately $2.0 billion as of March 31, 2020 and $1.5 billion as of December 31, 2019. Our interest rate swap agreements in place as of March 31, 2020 and December 31, 2019 carried a notional amount totaling $300 million and $450 million, respectively with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89% and 2.30%, respectively.

As of March 31, 2020, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.0 billion has an average effective interest rate of approximately 3.89% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2020, we had $152 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in an total interest rate of 1.89%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of March 31, 2020, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.89%. The current stated interest rate spread on the Amended and Restated $300 Million Unsecured 2011 Term Loan is LIBOR plus 1.00% (based on our current corporate credit rating), which, as of March 31, 2020, resulted in an interest rate of 1.75%. The current stated interest rate spread on the $300 Million Unsecured 2020 Term Loan is LIBOR plus 1.40% (based on our current corporate credit rating), which, as of March 31, 2020, resulted in an interest rate of 2.33%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2020 would increase interest expense approximately $9.0 million on a per annum basis.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus (COVID-19) pandemic that the world is currently experiencing, and governmental and private measures taken to combat such health crises, could have a material adverse effect on the trading value of our common stock, on our business operations, and our financial results.

Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus (COVID-19) pandemic that the world is currently experiencing, could have a material adverse effect on our business and results of operations. During the first quarter of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of schools, business and other facilities and organizations, and most of the markets in which our buildings are located are subject to some form of quarantine or shelter-in-place restrictions. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting the trading price of our common stock and some of our tenants' ability to pay their rent. Although various governmental financial programs may mitigate the risk of our tenants being unable to pay their rent under our leases, governmental assistance may not be available to all affected tenants or may be significantly delayed. These restrictions could also cause our retail and restaurant tenants to close for an extended period of time.

The measures taken to curb the spread of COVID-19 may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with restrictions imposed to curb the spread of the pandemic, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space and could result in higher cleaning costs. Our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Interest rate volatility and movements have also made obtaining financing or refinancing debt obligations more challenging and expensive.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary, the extent to which the COVID-19 pandemic, and actions taken to contain it, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak and the success of the actions taken to contain and treat the virus. The long-term impact of COVID-19 on the U.S. and global economies could result in a world-wide economic downturn or recession that may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic or outbreak of contagious disease, could have a material adverse effect on our business and results of operations.

There have been no other known material changes, other than as described above, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2020.
(b)Not applicable.

(c)During the three months ended March 31, 2020, we repurchased shares of our common stock in the open market solely in order to reissue such shares under our dividend reinvestment plan (the "DRP"). Such stock repurchases for the quarter ended March 31, 2020 are as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (in thousands) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2020 to January 31, 2020	—	$—	—	$200,000
February 1, to February 29, 2020	—	$—	—	$200,000
March 1, 2020 to March 31, 2020	16	$15.27	—	$200,000	(1)
Total	16	$15.27	—

(1)On February 19, 2020, Piedmont's Board of Directors extended the authorization of our stock repurchase program for up to $200 million in share repurchases through February 2022, at the discretion of management. Further, on February 19, 2020, Piedmont's Board of Directors terminated the company-funded Dividend Reinvestment Plan effective March 21, 2020.

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

10.1
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent

10.2	Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement dated May 3, 2019

10.3	Amendment No. 4 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective March 19, 2020

10.4	Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective March 19, 2020

10.5
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 12, 2020)

10.6
Term Loan Agreement, dated February 10, 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc. as Parent, Suntrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory hereto and their assignees as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2020)

10.7
Amendment No. 1 to Term Loan Agreement, dated March 24 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Truist Bank, as administrative agent and lender, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as new Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2020)

22.1	Subsidiary Issuer of Guaranteed Securities

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 29, 2020	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)