Form 10-Q
period 2020-06-30
Piedmont Office Realty Trust, Inc.
filed 2020-07-29
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 28, 2020:
126,028,762 shares

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus (COVID-19) pandemic that the world is currently experiencing, and governmental and private measures taken to combat such health crises, which may affect our personnel, tenants, demand for office space, and the costs of operating our assets;
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
•Future acts of terrorism, civil unrest, or armed hostilities in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against us or any of our tenants;
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
•Changes in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR after 2021;
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
•Additional risks and costs associated with owning properties occupied by tenants in particular industries, such as oil and gas, co-working, etc., including risks of default during start-up and during economic downturns;
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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR"), a non-GAAP measure, is calculated by multiplying (i) current rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development properties and properties taken out of service for redevelopment, if any.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019. Piedmont’s results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share and per share amounts)

	June 30, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$505,228	$485,560
Buildings and improvements, less accumulated depreciation of $776,870 and $730,750 as of June 30, 2020 and December 31, 2019, respectively	2,481,843	2,212,935
Intangible lease assets, less accumulated amortization of $58,148 and $50,766 as of June 30, 2020 and December 31, 2019, respectively	105,997	74,405
Construction in progress	51,045	29,920
Real estate assets held for sale, net	—	139,690
Total real estate assets	3,144,113	2,942,510
Cash and cash equivalents	36,469	13,545
Tenant receivables, net of allowance for doubtful accounts of $4,865 and $0 as of June 30, 2020 and December 31, 2019, respectively	8,494	8,226
Straight-line rent receivables	147,418	132,342
Restricted cash and escrows	1,769	1,841
Prepaid expenses and other assets	33,017	25,427
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $159,883 and $147,324 as of June 30, 2020 and December 31, 2019, respectively	299,515	265,747
Other assets held for sale, net	—	28,201
Total assets	$3,769,713	$3,516,757
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $7,307 and $7,626 as of June 30, 2020 and December 31, 2019, respectively	$1,592,693	$1,292,374
Secured debt, net of premiums and unamortized debt issuance costs of $539 and $343 as of June 30, 2020 and December 31, 2019, respectively	28,784	189,030
Accounts payable, accrued expenses and accrued capital expenditures	95,419	117,496
Dividends payable	—	26,427
Deferred income	35,226	34,609
Intangible lease liabilities, less accumulated amortization of $21,856 and $19,607 as of June 30, 2020 and December 31, 2019, respectively	41,179	25,069
Interest rate swaps	28,575	5,121
Other liabilities held for sale	—	7,657
Total liabilities	1,821,876	1,697,783
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2020 or December 31, 2019	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 126,025,255 and 125,783,408 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,260	1,258
Additional paid-in capital	3,691,377	3,686,398
Cumulative distributions in excess of earnings	(1,723,147)	(1,871,375)
Other comprehensive income/(loss)	(23,360)	967
Piedmont stockholders’ equity	1,946,130	1,817,248
Noncontrolling interest	1,707	1,726
Total stockholders’ equity	1,947,837	1,818,974
Total liabilities and stockholders’ equity	$3,769,713	$3,516,757
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental and tenant reimbursement revenue	$131,247	$125,468	$263,401	$251,634
Property management fee revenue	622	422	1,395	2,414
Other property related income	2,762	4,778	7,006	9,556
	134,631	130,668	271,802	263,604
Expenses:
Property operating costs	53,148	52,380	106,338	104,185
Depreciation	27,200	26,348	55,084	52,873
Amortization	24,349	18,461	47,980	36,161
General and administrative	5,937	12,418	14,580	21,786
	110,634	109,607	223,982	215,005
Other income (expense):
Interest expense	(13,953)	(15,112)	(29,217)	(30,605)
Other income	349	752	498	1,029
Loss on early extinguishment of debt	(9,336)	—	(9,336)	—
Gain on sale of real estate assets	191,369	1,451	191,372	39,338
	168,429	(12,909)	153,317	9,762
Net income	192,426	8,152	201,137	58,361
Net loss/(income) applicable to noncontrolling interest	1	1	(1)	—
Net income applicable to Piedmont	$192,427	$8,153	$201,136	$58,361
Per share information – basic:
Net income applicable to common stockholders	$1.53	$0.06	$1.60	$0.46
Per share information – diluted:
Net income applicable to common stockholders	$1.52	$0.06	$1.59	$0.46
Weighted-average common shares outstanding – basic	125,974,762	125,693,365	125,917,859	125,633,777
Weighted-average common shares outstanding – diluted	126,500,254	126,490,507	126,455,538	126,404,294
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019

Net income applicable to Piedmont		$192,427		$8,153		$201,136		$58,361
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(2,569)		(3,465)		(24,506)		(5,489)
Plus/(less): Reclassification of net (gain)/loss included in net income (See Note 5)	185		(672)		179		(1,443)
Other comprehensive loss		(2,384)		(4,137)		(24,327)		(6,932)
Comprehensive income applicable to Piedmont		$190,043		$4,016		$176,809		$51,429

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2020	125,921	$1,259	$3,690,821	$(1,889,109)	$(20,976)	$1,722	$1,783,717
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	—	(26,465)	—	(14)	(26,479)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	104	1	556	—	—	—	557
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	192,427	—	—	192,427
Other comprehensive loss	—	—	—	—	(2,384)	—	(2,384)
Balance, June 30, 2020	126,025	$1,260	$3,691,377	$(1,723,147)	$(23,360)	$1,707	$1,947,837

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2019	125,597	$1,256	$3,686,017	$(1,971,184)	$5,667	$1,766	$1,723,522
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(94)	(26,415)	—	(13)	(26,522)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	186	2	1,958	—	—	—	1,960
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	8,153	—	—	8,153
Other comprehensive loss	—	—	—	—	(4,137)	—	(4,137)
Balance, June 30, 2019	125,783	$1,258	$3,687,881	$(1,989,446)	$1,530	$1,752	$1,702,975

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Dividends to common stockholders ($0.42 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(52,908)	—	(20)	(52,933)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	242	2	4,984	—	—	—	4,986
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net income applicable to Piedmont	—	—	—	201,136	—	—	201,136
Other comprehensive loss	—	—	—	—	(24,327)	—	(24,327)
Balance, June 30, 2020	126,025	$1,260	$3,691,377	$(1,723,147)	$(23,360)	$1,707	$1,947,837

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of an announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Dividends to common stockholders ($0.42 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(142)	(52,790)	—	(20)	(52,952)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	292	3	4,837	—	—	—	4,840
Net income applicable to Piedmont	—	—	—	58,361	—	—	58,361
Other comprehensive loss	—	—	—	—	(6,932)	—	(6,932)
Balance, June 30, 2019	125,783	$1,258	$3,687,881	$(1,989,446)	$1,530	$1,752	$1,702,975

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$201,137	$58,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,084	52,873
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	530	261
Other amortization	43,435	33,650
Loss on early extinguishment of debt	349	—
General reserve for uncollectible accounts	4,865	—
Stock compensation expense	5,545	9,831
Gain on sale of real estate assets	(191,372)	(39,338)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(20,923)	(8,683)
Increase in prepaid expenses and other assets	(8,464)	(7,644)
Increase/(decrease) in accounts payable and accrued expenses	518	(5,255)
Decrease in deferred income	(124)	(2,117)
Net cash provided by operating activities	90,580	91,939
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(396,745)	(94,581)
Capitalized expenditures	(54,952)	(32,279)
Net sales proceeds from wholly-owned properties	350,752	168,342
Deferred lease costs paid	(23,072)	(5,358)
Net cash (used in)/provided by investing activities	(124,017)	36,124
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(409)	(88)
Proceeds from debt	840,625	253,000
Repayments of debt	(701,441)	(277,663)
Discount paid due to loan modification	(525)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(2,601)	(3,295)
Repurchases of common stock as part of announced plan	—	(16,899)
Dividends paid and discount on dividend reinvestments	(79,360)	(79,924)
Net cash provided by/(used in) financing activities	56,289	(124,869)
Net increase in cash, cash equivalents, and restricted cash and escrows	22,852	3,194
Cash, cash equivalents, and restricted cash and escrows, beginning of period	15,386	6,034
Cash, cash equivalents, and restricted cash and escrows, end of period	$38,238	$9,228

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

As of June 30, 2020, Piedmont owned 57 in-service office properties in select sub-markets located within seven major U.S. office markets: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of June 30, 2020, Piedmont's 57 in-service office properties comprised approximately 17.2 million square feet of primarily Class A commercial office space and were 88.6% leased.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates include the underlying cash flows and holding periods used in assessing impairment, judgements regarding the recoverability of goodwill, and the assessment of the collectibility of receivables. Future impacts of the COVID-19 pandemic on Piedmont and its tenants may affect these and other estimates used in the preparation of these financial statements. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could materially differ from those estimates.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and six months ended June 30, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed payments	$109,714	$102,637	$221,210	$206,296
Variable payments	21,533	22,831	42,191	45,338
Total Rental and Tenant Reimbursement Revenue	$131,247	$125,468	$263,401	$251,634

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For both the three and six months ended June 30, 2020 and 2019, Piedmont recognized approximately $20,000 and $41,000, respectively, of operating lease costs related to these office space leases. As of June 30, 2020, the weighted-average lease term of Piedmont's right of use assets is approximately two years, and the weighted-average discount rate is 3.35%.

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

Gross intangible lease assets and liabilities arising from in-place leases, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of June 30, 2020 and December 31, 2019, respectively, are as follows (in thousands):

	June 30, 2020	December 31, 2019
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$1,457	$2,082
In-Place Lease Valuation	$162,688	$157,101
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$258,054	$256,627
Intangible Lease Liabilities (Below-Market In-Place Leases)	$63,035	$84,292

For the three and six months ended June 30, 2020 and 2019, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$20,406	$14,992	$40,152	$29,176
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$3,304	$2,088	$6,277	$4,086

Net intangible assets and liabilities as of June 30, 2020 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the remainder of 2020	$116	$15,442	$21,036	$5,775
For the years ending December 31:
2021	183	27,635	38,743	10,863
2022	152	20,773	30,527	8,422
2023	103	13,923	21,019	5,139
2024	70	9,141	14,463	3,238
2025	6	5,658	10,069	2,072
Thereafter	18	12,777	24,881	5,670
	$648	$105,349	$160,738	$41,179

Weighted-Average Amortization Period (in years)	4	5	6	5

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Accounting Pronouncements and Amendments Adopted during the Six Months Ended June 30, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued in March 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, Piedmont elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Piedmont continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Financial Instruments- Credit Loss Amendments

On January 1, 2020, Piedmont adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as well as ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments- Credit Losses: Targeted Transition Relief (collectively the "Credit Loss Amendments"). The provisions of the Credit Loss Amendments replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. However, the Financial Accounting Standards Board (the "FASB") also issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit

Losses, which is effective concurrent with the Credit Loss Amendments, and excludes receivables arising from operating leases from the scope of the Credit Loss Amendments and affirms that such receivables should be evaluated for collectibility as prescribed by ASC 842 Leases. As substantially all of Piedmont's receivables are operating lease receivables there was no material impact to Piedmont's accompanying consolidated financial statements or disclosures as a result of adoption of the Credit Loss Amendments.

During the six months ended June 30, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840 (lease accounting guidance): Accounting for lease concessions related to the effects of the COVID-19 pandemic. Generally, changes to payment terms not contemplated by the lease contract should be accounted for under Topic 842 as a lease modification. The FASB staff has provided relief from this modification guidance through an accounting policy election, provided that changes to the payment terms do not result in a substantial increase in the rights of either the lessee or the lessor under the lease. Piedmont has elected not to apply the relief provided by the FASB Staff, and has instead accounted for all rent relief agreements as result of COVID-19 as lease modifications. See further details concerning rent relief agreements with Piedmont's tenants in Note 7 below.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets have been reclassified as of December 31, 2019 to conform to the current period financial statement presentation related to the 1901 Market Street building, which was classified as held for sale as of March 31, 2020, and sold on June 25, 2020. (see Note 8).

3. Acquisitions

During the six months ended June 30, 2020, Piedmont acquired three properties and adjacent developable land (collectively the "Dallas Galleria Office Towers") using cash on hand and available funds from the $500 Million Unsecured 2018 Line of Credit, as noted below:

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

4. Debt

During the six months ended June 30, 2020, Piedmont entered into a new $150 million term loan facility and amended it to increase the principal amount to $300 million (as so amended, the "$300 Million Unsecured 2020 Term Loan"). Piedmont drew the full $300 million available under the $300 Million Unsecured 2020 Term Loan and used the proceeds to repay outstanding draws on its $500 Million Unsecured 2018 Line of Credit.

Additionally, during the six months ended June 30, 2020, Piedmont amended the $250 Million Unsecured 2018 Term Loan to reduce the applicable interest rate spread from LIBOR plus 160 basis points to LIBOR plus 95 basis points, based on Piedmont's current credit rating.

Finally, during the six months ended June 30, 2020, Piedmont sold the 1901 Market Street building (see Note 8 for further details) and used the majority of the net sale proceeds to repay the $160 Million Fixed-Rate Loan that was secured by the property and all outstanding borrowings under the $500 Million Unsecured 2018 Line of Credit. As a result of repaying the $160 Million Fixed-Rate Loan in advance of its stated maturity, Piedmont recognized a $9.3 million loss on early extinguishment of debt comprised of a prepayment penalty and unamortized deferred financing costs.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2020 and December 31, 2019 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						June 30, 2020	December 31, 2019
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$28,245	$28,687
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		—	160,000
Net premium and unamortized debt issuance costs						539	343
Subtotal/Weighted Average (5)	5.55%					28,784	189,030
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan (6)	LIBOR + 1.00%	1.19%		11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	—%		9/30/2022	(7)	—	—
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.10%	(8)	3/31/2025		250,000	250,000
$300 Million Unsecured 2020 Term Loan(6)	LIBOR + 1.40%	1.60%		3/12/2021	(9)	300,000	—
Discounts and unamortized debt issuance costs						(7,307)	(7,626)
Subtotal/Weighted Average (5)	2.71%					1,592,693	1,292,374
Total/Weighted Average (5)	2.76%					$1,621,477	$1,481,404

(1)Other than one mortgage, the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of June 30, 2020 and December 31, 2019 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Previously collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.
(5)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of June 30, 2020.

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
(8)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of June 30, 2020 (see Note 5 for more detail).
(9)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of March 11, 2022), provided Piedmont is not then in default and upon payment of extension fees.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $13.0 million and $14.3 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $29.0 million and $31.9 million for the six months ended June 30, 2020 and 2019, respectively. Also, Piedmont capitalized interest of approximately $0.2 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $0.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 6 for a description of Piedmont’s estimated fair value of debt as of June 30, 2020.

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

As of June 30, 2020, Piedmont was party to interest rate swap agreements, all of which are designated as effective cash flow hedges. During the six months ended June 30, 2020, Piedmont entered into four forward starting interest swap agreements with a total notional value of $200 million to hedge the risk of changes in the interest-related cash flows associated with various future issuances of long-term debt prior to December 31, 2020. As of June 30, 2020, Piedmont has interest rate swaps in effect which hedge the variable cash flows covering $100 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 120 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2020 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Forward starting interest rate swaps	4	N/A	200	3/2/2020	3/2/2030
Total	6		$300

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2020 and December 31, 2019, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2020	December 31, 2019
Gross derivative assets	$—	$—
Gross derivative liabilities	(28,575)	(5,121)
Net derivative liability	$(28,575)	$(5,121)

The loss on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and six months ended June 30, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amount of loss recognized in OCI	$(2,569)	$(3,465)	$(24,506)	$(5,489)
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(185)	$672	$(179)	$1,443

Total amount of Interest Expense presented in the consolidated statements of income	$(13,953)	$(15,112)	$(29,217)	$(30,605)

Piedmont estimates that approximately $0.4 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and six months ended June 30, 2020 and 2019, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $29.2 million as of June 30, 2020. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6. Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020			December 31, 2019
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$36,469	$36,469	Level 1	$13,545	$13,545	Level 1
Tenant receivables, net of allowance for doubtful accounts (1)	$8,494	$8,494	Level 1	$8,226	$8,226	Level 1
Restricted cash and escrows (1)	$1,769	$1,769	Level 1	$1,841	$1,841	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$9,942	$9,942	Level 1	$50,049	$50,049	Level 1
Interest rate swaps	$28,575	$28,575	Level 2	$5,121	$5,121	Level 2
Debt, net	$1,621,477	$1,649,544	Level 2	$1,481,404	$1,536,687	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2020 and December 31, 2019; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2020 and December 31, 2019. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2020 and December 31, 2019, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7. Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2020, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $53.6 million for the approximately 20-year, 520,000 square foot renewal and expansion of one of Piedmont's largest tenants, the State of New York, at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the six months ended June 30, 2020 or 2019.

Contingencies Related to the COVID-19 Pandemic

During the second quarter of 2020, Piedmont continued to experience the repercussions of the COVID-19 pandemic including forced closures and other restrictions that have had a material adverse effect on the global economy and the regional U.S. economies in which Piedmont operates. Specifically, the pandemic has negatively impacted the trading price of Piedmont's common stock and some of Piedmont's tenants' ability to pay their rent. Piedmont has entered into lease modification agreements with approximately 50 of its tenants, a majority of which are small retail operators, who have experienced disruptions in their business as a result of the pandemic. Most of these agreements typically defer the payment of three months of rent until later in 2020, and in some cases into 2021. In addition, during the three months ended June 30, 2020, Piedmont took an approximate charge of $1.8 million against rental and tenant reimbursement revenue in recognition of an increase in collectability risk. Further, as a precautionary measure, Piedmont established an approximately $4.9 million general reserve for potential future collectibility issues.

Piedmont’s financial statements as of and for the six months ended June 30, 2020 have been prepared in light of these circumstances. Piedmont has continued to follow the policies described in the footnotes to Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019, including those related to impairment and estimates of the likelihood of collectibility of amounts due from tenants.

While the impact of the COVID-19 pandemic on Piedmont's business has not been severe to date, the long-term impact of the pandemic on its tenants and the global economy is uncertain and will depend on the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of Piedmont's tenants which could, in turn, adversely impact Piedmont's business, financial condition and results of operations. Piedmont will continue to work closely with its tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

8. Assets Held for Sale and Property Disposition

As of June 30, 2020, no properties met the criteria for held for sale classification; however, as of March 31, 2020, the 1901 Market Street building in Philadelphia, Pennsylvania, which sold during the three months ended June 30, 2020, met the criteria for held for sale classification. Consequently its assets and liabilities as of December 31, 2019 are presented as held for sale for comparability in the accompanying consolidated balance sheets. In conjunction with the sale of 1901 Market Street, Piedmont recognized net sales proceeds of approximately $350.8 million resulting in gain on sale of real estate assets of approximately $191.4 million.

	June 30, 2020	December 31, 2019
Real estate assets held for sale, net:
Land	$—	$20,829
Building and improvements, less accumulated depreciation of $0 and $66,823 as of June 30, 2020 and December 31, 2019, respectively	—	112,287
Intangible lease assets, less accumulated amortization of $0 and $27,438 as of June 30, 2020 and December 31, 2019, respectively	—	6,574
Total real estate assets held for sale, net	$—	$139,690

Other assets held for sale, net:
Straight-line rent receivables	$—	$18,776
Deferred lease costs, less accumulated amortization of $0 and $34,957 as of June 30, 2020 and December 31, 2019, respectively	—	9,425
Total other assets held for sale, net	$—	$28,201

Other liabilities held for sale:
Intangible lease liabilities, less accumulated amortization of $0 and $31,959 as of June 30, 2020 and December 31, 2019, respectively	$—	$7,657

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

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2019	1,045,020	$25.15
Deferred Stock Awards Granted	242,586	$22.39
Increase in Estimated Potential Share Award based on TSR Performance	332,690	$25.83
Performance Stock Awards Vested	(153,368)	$30.45
Deferred Stock Awards Vested	(218,972)	$21.05
Deferred Stock Awards Forfeited	(6,516)	$21.68
Unvested and Potential Stock Awards as of June 30, 2020	1,241,440	$24.88

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2020 and 2019, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$13.76	$21.02	$22.39	$21.02
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$3,392	$8,318	$4,608	$8,658
Share-based Liability Awards Paid During the Period (1)	$—	$—	$4,116	$3,239

(1)Amounts reflect the issuance of performance share awards related to the 2017-19 and 2016-18 Performance Share Plans during the six months ended June 30, 2020 and 2019, respectively.

A detail of Piedmont’s outstanding stock awards as of June 30, 2020 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 17, 2018	Deferred Stock Award	250,680	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	52,895
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	200,674	(2)
May 3, 2019	Deferred Stock Award	280,997	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	143,774
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	321,286	(2)
February 19, 2020	Deferred Stock Award	178,309	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	144,341
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	332,690	(2)
May 13, 2020	Deferred Stock Award-Board of Directors	45,780	$13.76	Of the shares granted, 100% will vest by May 13, 2021.	45,780
Total					1,241,440

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2020.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2020. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended June 30, 2020 and 2019, Piedmont recognized approximately $1.6 million and $4.4 million, respectively, of compensation expense related to stock awards of which $1.6 million and $2.9 million, respectively, is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the six months ended June 30, 2020 and 2019, Piedmont recognized approximately $5.5 million and $8.3 million, respectively, of compensation expense related to stock awards of which $4.3 million and $6.8 million is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the six months ended June 30, 2020, a net total of 241,847 shares were issued to employees and directors. As of June 30, 2020, approximately $9.0 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately two years.

10. Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non cash investing and financing activities for the six months ended June 30, 2020 and 2019, (in thousands) are outlined below:

	Six Months Ended
	June 30, 2020	June 30, 2019
Accrued capital expenditures and deferred lease costs	$16,380	$11,989
Change in accrued dividends and discount on dividend reinvestments	$(26,427)	$(26,972)
Change in accrued share repurchases as part of an announced plan	$—	$(4,417)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows for the six months ended June 30, 2020 and 2019, to the consolidated balance sheets for the respective period (in thousands):

	2020	2019
Cash and cash equivalents as of January 1, 2020 and 2019, respectively	$13,545	$4,571
Restricted cash and escrows as of January 1, 2020 and 2019, respectively	1,841	1,463
Cash, cash equivalents, and restricted cash and escrows, beginning of period, as presented in the accompanying consolidated statement of cash flows	$15,386	$6,034

Cash and cash equivalents as of June 30, 2020 and 2019, respectively	$36,469	$7,748
Restricted cash and escrows as of June 30, 2020 and 2019, respectively	1,769	1,480
Cash, cash equivalents, and restricted cash and escrows, end of period, as presented in the accompanying consolidated statement of cash flows	$38,238	$9,228

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended June 30, 2020 and 2019, Piedmont calculated and excluded anti-dilutive shares of 46,663 and 104,439, respectively, and for the six months ended June 30, 2020 and 2019, Piedmont calculated and excluded anti-dilutive shares of 109,229 and 200,111, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted-average common shares – basic	125,975	125,693	125,918	125,634
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	525	798	538	770
Weighted-average common shares – diluted	126,500	126,491	126,456	126,404

12. Subsequent Events

Third Quarter Dividend Declaration

On July 29, 2020, the Board of Directors of Piedmont declared a dividend for the third quarter of 2020 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 28, 2020. Such dividend will be paid on September 18, 2020.

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

During the second quarter of 2020, we continued to experience the repercussions of the COVID-19 pandemic including forced closures and other restrictions that have had a material adverse effect on the global economy and the regional U.S. economies in which we operate. Specifically, the pandemic has negatively impacted the trading price of our common stock and some of our tenants' ability to pay their rent. Further, it has caused changes in Piedmont’s typical work practices and operations, including more frequent housekeeping and sanitization procedures. Our employees continue to practice social distancing, with many of them working from home, without disruption, utilizing our cloud-based technology platform. All of our properties remain open and fully operational for each tenant to utilize as they deem appropriate. Given our low-leverage operating model of long-term leases to creditworthy tenants, to date the COVID-19 disruption has not materially impacted our financial condition or results of operations, our overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties.

In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental and parking income as appropriate and determined that we are still well margined with all our covenant ratios. During the second quarter, we collected approximately 99% of our scheduled contractual rents on a monthly basis. We have entered into lease modification agreements with approximately 50 of our tenants, a majority of which are small retail operators, who have experienced disruptions in their business as a result of the pandemic. Most of these agreements typically defer the payment of three months of rent until later in 2020, and in some cases into 2021. In addition, during the three months ended June 30, 2020, we took an approximate charge of $1.8 million against rental revenue in recognition of an increase in collectability risk. Further, as a precautionary measure, Piedmont established an approximately $4.9 million general reserve for potential future collectibility issues, which is approximately 1% of our annualized revenue.

While the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our tenants and the global economy is uncertain and will depend on the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our tenants which could, in turn, adversely impact our business, financial condition and results of operations. We will continue to work closely with our tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. On June 25, 2020, we completed the sale of 1901 Market Street in Philadelphia, Pennsylvania for $360 million and used the majority of the net sale proceeds to repay the $160 million mortgage associated with the property and the balance outstanding on our $500 Million Unsecured 2018 Line of Credit. As a result, we had $36.5 million of cash on hand as of June 30, 2020 and the full $500 million line of credit capacity was available as of the date of this filing. Although interest rate volatility and movements have made obtaining financing or refinancing debt obligations more challenging in the current environment, when necessary we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2020 and 2019 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Capital expenditures for redevelopment/renovations	$11,966	$6,670
Other capital expenditures, including building and tenant improvements	42,986	25,609
Total capital expenditures (1)	$54,952	$32,279

(1)Of the total amounts paid, approximately $0.6 million and $1.3 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2020 and 2019, respectively.

"Capital expenditures for redevelopment/renovations" during the six months ended June 30, 2020 primarily related to a redevelopment project to upgrade amenities at our 200 South Orange building in Orlando, Florida, as well as a redevelopment master plan project to upgrade common areas, amenities, and parking, at our Galleria buildings in Atlanta, Georgia. Expenditures during the six months ended June 30, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the six months ended June 30, 2020, we committed to spend approximately $5.28 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments) as compared to $5.12 (net of expired lease commitments) for the six months ended June 30, 2019. As of June 30, 2020, we had one individually significant unrecorded tenant allowance commitment of approximately $53.6 million related to the approximately 20-year, 520,000 square foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors, including being highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. In particular, we are currently in the process of negotiating the renewal of a majority of the current 313,000 square foot lease with the City of New York, at our 60 Broad Street building. Depending on the length of the lease term, we anticipate spending significant capital for market-based tenant improvement allowances and leasing commissions over the next several years associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of June 30, 2020, we had approximately $200 million of board-authorized capacity remaining for future stock repurchases. Finally, although we have no scheduled debt maturities for the remainder of 2020, we may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended June 30, 2020 was $192.4 million, or $1.52 per diluted share, as compared with net income applicable to common stockholders of $8.2 million, or $0.06 per diluted share, for the three months ended June 30, 2019. The increase is primarily due to the gain on real estate assets recognized on the sale of the 1901 Market Street building in Philadelphia, Pennsylvania of $191.4 million during the current period.

Comparison of the three months ended June 30, 2020 versus the three months ended June 30, 2019

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2020 and 2019, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2020	% of Revenues	June 30, 2019	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$131.2		$125.4		$5.8
Property management fee revenue	0.6		0.4		0.2
Other property related income	2.8		4.8		(2.0)
Total revenues	134.6	100%	130.6	100%	4.0
Expense:
Property operating costs	53.1	40%	52.4	40%	0.7
Depreciation	27.2	20%	26.3	20%	0.9
Amortization	24.4	18%	18.5	14%	5.9
General and administrative	5.9	4%	12.4	10%	(6.5)
	110.6		109.6		1.0
Other income (expense):
Interest expense	(14.0)	10%	(15.1)	12%	1.1
Other income	0.3	—%	0.8	1%	(0.5)
Loss on early extinguishment of debt	(9.3)	7%	—	—	(9.3)
Gain on sale of real estate assets	191.4	142%	1.5	1%	189.9
Net income	$192.4	143%	$8.2	6%	$184.2

Revenue

Rental and tenant reimbursement revenue increased approximately $5.8 million for the three months ended June 30, 2020, as compared to the same period in the prior year. The favorable variance was due to net acquisition activity subsequent to April 1, 2019, partially offset by the recognition of charges against rental revenue for tenant-specific and general collectibility risks related to the COVID-19 pandemic during the three months ended June 30, 2020.

Other property related income decreased approximately $2.0 million for the three months ended June 30, 2020 as compared to the same period in the prior year. The decrease is primarily attributable to decreased parking revenue during the three months ended June 30, 2020 due to the sale of the 500 West Monroe Street building during the fourth quarter of 2019, as well as lower parking utilization as a result of the COVID-19 pandemic.

Expense

Property operating costs increased approximately $0.7 million for the three months ended June 30, 2020, as compared to the same period in the prior year with increases due to net acquisition activity subsequent to April 1, 2019 largely offset by decreased utility and janitorial costs due to the decreased usage of building utilities and services as a result of the COVID-19 pandemic.

Depreciation expense increased approximately $0.9 million for the three months ended June 30, 2020 as compared to the same period in the prior year. The increase was primarily due to depreciation on additional building and tenant improvements placed in service subsequent to April 1, 2019 across our existing portfolio of properties.

Amortization expense increased approximately $5.9 million for the three months ended June 30, 2020 as compared to the same period in the prior year. Approximately $8.3 million of the increase was due to the amortization of lease intangible assets associated with properties acquired subsequent to April 1, 2019. This increase was partially offset by certain lease intangible assets sold or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to April 1, 2019.

General and administrative expense decreased approximately $6.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 with the current quarter reflecting decreased accruals for stock based compensation and the prior quarter reflecting certain one-time expenses associated with the senior management transition that took place on June 30, 2019, resulting in lower executive compensation at the executive level in the current period.

Other Income (Expense)

Interest expense decreased approximately $1.1 million for the three months ended June 30, 2020 as compared to the same period in the prior year primarily as a result of lower interest rates during the current year. This variance was partially offset by a decrease in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $0.4 million.

The loss on early extinguishment of debt during the three months ended June 30, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold during the three months ended June 30, 2020. The loss was comprised of a prepayment penalty and unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the three months ended June 30, 2020 includes a gain of approximately $191.4 million recognized on the sale of the 1901 Market Street building. Gain on sale of real estate assets during the three months ended June 30, 2019 reflected an adjustment of the gain on the sale of the Two Independence Square building located in Washington, D.C. related to the reimbursement of certain previously disputed tenant improvement overages.

Comparison of the accompanying consolidated statements of income for the six months ended June 30, 2020 versus the six months ended June 30, 2019

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2020 and 2019, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2020	% of Revenues	June 30, 2019	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$263.4		$251.6		$11.8
Property management fee revenue	1.4		2.4		(1.0)
Other property related income	7.0		9.6		(2.6)
Total revenues	271.8	100%	263.6	100%	8.2
Expense:
Property operating costs	106.4	39%	104.2	40%	2.2
Depreciation	55.1	20%	52.9	20%	2.2
Amortization	48.0	18%	36.1	14%	11.9
General and administrative	14.6	5%	21.8	7%	(7.2)
	224.1		215.0		9.1
Other income (expense):
Interest expense	(29.2)	11%	(30.6)	12%	1.4
Other income	0.5	—%	1.0	—%	(0.5)
Loss on early extinguishment of debt	(9.3)	3%	—	—%	(9.3)
Gain on sale of real estate assets	191.4	70%	39.4	15%	152.0
Net income	$201.1	74%	$58.4	22%	$142.7

Revenue

Rental and tenant reimbursement revenue increased approximately $11.8 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The favorable variance was primarily due to net acquisition activity subsequent to January 1, 2019 and new leases commencing at higher overall rental rates, partially offset by the recognition of charges against rental revenue for tenant-specific and general collectibility risks related to the COVID-19 pandemic during the six months ended June 30, 2020.

Property management fee revenue decreased approximately $1.0 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The decrease was primarily due to construction management fees received in the prior period from one of our former Independence Square properties, with such fees varying from period-to-period due to the variability of construction activity.

Other property related income consists primarily of parking revenue and it decreased approximately $2.6 million for the six months ended June 30, 2020 as compared to the same period in the prior year primarily due to the sale of the 500 West Monroe Street building during the fourth quarter of 2019, as well as lower parking utilization at our buildings during the second quarter of 2020 as a result of the COVID-19 pandemic. These decreases were partially offset by new parking revenue associated with acquisitions consummated subsequent to January 1, 2019.

Expense

Property operating costs increased approximately $2.2 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The unfavorable variance was primarily due to net acquisition activity subsequent to January 1, 2019, partially offset by decreased costs due to the decreased usage of building utilities and services as a result of the COVID-19 pandemic.

Depreciation expense increased approximately $2.2 million for the six months ended June 30, 2020 as compared to the same period in the prior year. The increase was due to additional building and tenant improvements placed in service subsequent to January 1, 2019.

Amortization expense increased approximately $11.9 million for the six months ended June 30, 2020 as compared to the same period in the prior year. Approximately $18.6 million of the increase was due to the amortization of lease intangible assets associated with properties acquired subsequent to January 1, 2019. This increase was partially offset by certain lease intangible assets sold or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2019.

General and administrative expenses decreased approximately $7.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 with the current period reflecting decreased accruals for stock based compensation and the prior period reflecting certain one-time expenses associated with the senior management transition that took place on June 30, 2019, resulting in lower compensation at the executive level in the current period.

Other Income (Expense)

Interest expense decreased approximately $1.4 million for the six months ended June 30, 2020 as compared to the same period in the prior year primarily as a result of lower interest rates during the current year. This variance was partially offset by a decrease in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $0.7 million.

The loss on early extinguishment of debt during the six months ended June 30, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold during the six months ended June 30, 2020. The loss was comprised of a prepayment penalty and unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the six months ended June 30, 2020 includes a gain of approximately $191.4 million recognized on the sale of the 1901 Market Street building in Philadelphia, Pennsylvania. Gain on sale of real estate assets during the six months ended June 30, 2019 includes an approximate $33.2 million gain recognized on the sale of the One Independence Square building in Washington, D.C., as well as an approximate $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2020	As of December 31, 2019

Due from non-guarantor subsidiary	$810	$810
Total assets	$378,984	$364,734
Total liabilities	$1,638,850	$1,343,881

		For the Six Months Ended June 30, 2020
Total revenues		$20,082
Net loss		$(26,259)

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2020	Per Share(1)	June 30, 2019	Per Share(1)	June 30, 2020	Per Share(1)	June 30, 2019	Per Share(1)
GAAP net income applicable to common stock	$192,427	$1.52	$8,153	$0.06	$201,136	$1.59	$58,361	$0.46
Depreciation of real estate assets	26,873	0.21	26,128	0.21	54,424	0.43	52,437	0.41
Amortization of lease-related costs	24,336	0.19	18,446	0.15	47,954	0.38	36,131	0.29
Gain on sale of real estate assets	(191,369)	(1.51)	(1,451)	(0.01)	(191,372)	(1.51)	(39,338)	(0.31)
NAREIT Funds From Operations applicable to common stock	$52,267	$0.41	$51,276	$0.41	$112,142	$0.89	$107,591	$0.85
Adjustments:
Retirement and separation expenses associated with senior management transition in June 2019	—	—	3,175	0.02	—	—	3,175	0.03
Loss on early extinguishment of debt	9,336	0.08	—	—	9,336	0.07	—	—
Core Funds From Operations applicable to common stock	$61,603	$0.49	$54,451	$0.43	$121,478	$0.96	$110,766	$0.88
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	672		525		1,249		1,048
Depreciation of non real estate assets	319		212		644		420
Straight-line effects of lease revenue	(7,278)		(3,223)		(14,063)		(5,906)
Stock-based compensation adjustments	645		2,184		2,945		4,964
Net effect of amortization of above and below-market in-place lease intangibles	(3,304)		(2,088)		(6,277)		(4,086)
Non-incremental capital expenditures (2)	(7,689)		(9,691)		(42,451)		(13,058)
Adjusted Funds From Operations applicable to common stock	$44,968		$42,370		$63,525		$94,148
Weighted-average shares outstanding – diluted	126,500		126,491		126,456		126,404

(1)Based on weighted average shares outstanding – diluted.

(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. Non-incremental capital expenditures for the six months ended June 30, 2020 includes the leasing commission for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2020 and 2019, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income applicable to Piedmont (GAAP basis)	$192,427	$8,153	$192,427	$8,153

Net loss applicable to noncontrolling interest	(1)	(1)	(1)	(1)
Interest expense	13,953	15,112	13,953	15,112
Depreciation	27,192	26,340	27,192	26,340
Amortization	24,336	18,446	24,336	18,446
Gain on sale of real estate assets	(191,369)	(1,451)	(191,369)	(1,451)

EBITDAre(1)	$66,538	$66,599	$66,538	$66,599
Loss on early extinguishment of debt	9,336	—	9,336	—
Retirement and separation expenses associated with senior management transition	—	3,175	—	3,175

Core EBITDA(2)	$75,874	$69,774	$75,874	$69,774
General & administrative expenses	5,937	9,244	5,937	9,244
Management fee revenue (3)	(282)	(201)	(282)	(201)
Other income	(134)	(56)	(134)	(56)
Non-cash general reserve for uncollectible accounts	4,865	—
Straight-line rent effects of lease revenue	(7,278)	(3,223)
Amortization of lease-related intangibles	(3,304)	(2,088)

Property NOI	$75,678	$73,450	$81,395	$78,761

Net operating income from:
Acquisitions (4)	(10,109)	(921)	(13,518)	(1,155)
Dispositions (5)	(4,384)	(12,320)	(5,195)	(13,424)
Other investments (6)	(224)	(246)	(177)	(220)

Same Store NOI	$60,961	$59,963	$62,505	$63,962

Change period over period in Same Store NOI	1.7%	N/A	(2.3)%	N/A

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
(5)Dispositions consist of One Independence Square in Washington, D.C., sold on February 28, 2019; The Dupree in Atlanta, Georgia, sold on September 4, 2019; 500 West Monroe Street in Chicago, Illinois, sold on October 28, 2019; and 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020.
(6)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2020 and 2019 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income applicable to Piedmont (GAAP basis)	$201,136	$58,361	$201,136	$58,361

Net income applicable to noncontrolling interest	1	—	1	—
Interest expense	29,217	30,605	29,217	30,605
Depreciation	55,069	52,858	55,069	52,858
Amortization	47,954	36,131	47,954	36,131
Gain on sale of real estate assets	(191,372)	(39,338)	(191,372)	(39,338)

EBITDAre(1)	$142,005	$138,617	$142,005	$138,617
Loss on early extinguishment of debt	9,336	—	9,336	—
Retirement and separation expenses associated with senior management transition in June 2019	—	3,175	—	3,175

Core EBITDA(2)	$151,341	$141,792	$151,341	$141,792
General & administrative expenses	14,580	18,611	14,580	18,611
Management fee revenue (3)	(677)	(2,023)	(677)	(2,023)
Other expense/(income)	(67)	(118)	(67)	(118)
Non-cash general reserve for uncollectible accounts	4,865	—
Straight-line rent effects of lease revenue	(14,063)	(5,906)
Amortization of lease-related intangibles	(6,277)	(4,086)

Property NOI	$149,702	$148,270	$165,177	$158,262

Net operating income from:
Acquisitions (4)	(18,214)	(920)	(23,786)	(1,155)
Dispositions (5)	(8,979)	(27,177)	(10,655)	(27,826)
Other investments (6)	(306)	(285)	(239)	(270)

Same Store NOI	$122,203	$119,888	$130,497	$129,011

Change period over period in Same Store NOI	1.9%	N/A	1.2%	N/A

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
(5)Dispositions consist of One Independence Square in Washington, D.C., sold on February 28, 2019; The Dupree in Atlanta, Georgia, sold on September 4, 2019; 500 West Monroe Street in Chicago, Illinois, sold on October 28, 2019; and 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020.
(6)Other investments consist of active or recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods and land. The operating results from Two Pierce Place in Itasca, Illinois, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties primarily located in select sub-markets within seven major Eastern U.S. office markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of June 30, 2020, our average lease is approximately 20,000 square feet with over six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

On a same store basis, our portfolio was approximately 90% leased as of June 30, 2020, as compared to 92% leased as of June 30, 2019. Other than the City of New York's 313,000 square foot lease that is currently in holdover status at 60 Broad Street in New York, we have no leases greater than 1% of our Annualized Lease Revenue expiring during the eighteen month period following June 30, 2020. We remain in advanced discussions for the renewal of substantially all of the City of New York's leased square footage. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2020, we had approximately 8% of our total rentable square feet in some form of rental and/or operating expense abatement; consisting of 349,000 square feet of executed leases related to currently vacant space that had not yet commenced, and approximately 1.1 million square feet of commenced leases that were in abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the six months ended June 30, 2020, we experienced a 4.5% and 11.7% roll up in cash and accrual rents, respectively, on leases executed during the quarter for space vacant one year or less, as compared to a 13.1% and 18.0% roll up in cash and accrual rents, respectively, on leases executed during the quarter for space vacant one year or less for the six months ended June 30, 2019.

Same Store NOI increased 1.9% and 1.2% on a cash and accrual basis, respectively, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in cash basis Same Store NOI was primarily attributable to the expiration of lease abatements. The increase in accrual basis Same Store NOI was related to the commencement of leases with higher straight-line rents during the three months ended June 30, 2020, offset by down times between leases at certain assets, and lower same store occupancy levels. Property NOI and Same Store NOI comparisons for any given period may still fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2020, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table below.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. There have been no material changes to these policies during the six months ended June 30, 2020.

Accounting Pronouncements Adopted during the Six Months Ended June 30, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued in March 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Financial Instruments- Credit Loss Amendments

On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as well as ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU No. 2019-05, Financial Instruments- Credit Losses: Targeted Transition Relief (collectively the "Credit Loss Amendments"). The provisions of the Credit Loss Amendments replace the "incurred loss" approach with an "expected loss" model for impairing trade and other receivables, held-to-maturity debt securities, net investment in leases, and off-balance-sheet credit exposures, which will generally result in earlier recognition of allowances for credit losses. However, the Financial Accounting Standards Board (the "FASB") also issued ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which is effective concurrent with the Credit Loss Amendments, and excludes receivables arising from operating leases from the scope of the Credit Loss Amendments and affirms that such receivables should be evaluated for collectibility as prescribed by Accounting Standards Codification 842 Leases. As substantially all of our receivables are operating lease receivables there was no material impact to our accompanying consolidated financial statements or disclosures as a result of adoption of the Credit Loss Amendments.

During the six months ended June 30, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840 (lease accounting guidance): Accounting for lease concessions related to the effects of the COVID-19 pandemic. Generally, changes to payment terms not contemplated by the lease contract should be accounted for under Topic 842 as a lease modification. The FASB staff has provided relief from this modification guidance through an accounting policy election, provided that changes to the payment terms do not result in a substantial increase in the rights of either the lessee or the lessor under the lease. We have elected not to apply the relief provided by the FASB Staff, and have instead accounted for all rent relief agreements as result of COVID-19 as lease modifications. See further details concerning rent relief agreements with our tenants in Note 7 to our accompanying consolidated financial statements.

Contractual Obligations
We have had significant changes to our debt structure during the six months ended June 30, 2020 as detailed in Note 4 to our accompanying consolidated financial statements. As such, our contractual obligations related to long-term debt as of June 30, 2020 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,628,245	$301,102	(3)	$677,143	$650,000	$—

(1)Contractual obligations do not include amounts committed for tenant or capital improvements under leases where Piedmont is the lessor. However, see Note 7 to our accompanying consolidated financial statements for details concerning our individually material lease commitments, the timing of which may fluctuate. Additionally, Piedmont does not have any ground leases, nor does Piedmont have any material obligations as lessee under operating lease agreements as of June 30, 2020.
(2)Amounts include principal payments only and balances outstanding as of June 30, 2020, not including unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $29.0 million during the six months ended June 30, 2020, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.
(3)Includes the balance outstanding as of June 30, 2020 of the new $300 Million Unsecured 2020 Term Loan. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of March 11, 2022) provided we are not then in default and upon payment of extension fees.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•Commitments Under Existing Lease Agreements;
•Contingencies Related to Tenant Audits/Disputes; and
•Contingencies Related to the COVID-19 Pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, the $250 Million Unsecured 2018 Term Loan, and the $300 Million Unsecured 2020 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined and the potential phasing out of LIBOR after 2021. Piedmont has begun an initial evaluation of its contracts and agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the substitution of a comparable or successor rate as approved by the respective agent, as defined in the respective agreements. At this point it is not clear what alternative rate may be selected to replace LIBOR and what impact it may have on Piedmont's results of operations. As such, Piedmont will continue to evaluate its contracts as it approaches the December 31, 2021 potential end date for LIBOR.

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

The estimated fair value of our debt was approximately $1.6 billion as of June 30, 2020 and $1.5 billion as of December 31, 2019. Our interest rate swap agreements in place as of June 30, 2020 and December 31, 2019 carried a notional amount totaling $300 million and $450 million, respectively with a weighted-average fixed interest rate (not including the corporate credit spread) of 1.89% and 2.30%, respectively.

As of June 30, 2020, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $878.2 million has an average effective interest rate of approximately 3.97% per annum with expirations ranging from 2021 to 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2020, we had no amounts outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating). The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of June 30, 2020, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.13%. The current stated interest rate spread on the Amended and Restated $300 Million Unsecured 2011 Term Loan is LIBOR plus 1.00% (based on our current corporate credit rating), which, as of June 30, 2020, resulted in an interest rate of 1.19%. The current stated interest rate spread on the $300 Million Unsecured 2020 Term Loan is LIBOR plus 1.40% (based on our current corporate credit rating), which, as of June 30, 2020, resulted in an interest rate of 1.60%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2020 would increase interest expense approximately $7.5 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus (COVID-19) pandemic that the world is currently experiencing, could have a material adverse effect on our business and results of operations. During the first quarter of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. There continue to be various mandates from international, federal, state and local authorities requiring forced closures or other restrictions in most of the markets in which our buildings are located. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting the trading price of our common stock and some of our tenants' ability to pay their rent. As a result, we have entered into lease modification agreements with approximately 60 of our tenants, a majority of which are small retail operators, who have experienced disruptions in their business as a result of the pandemic. Although various governmental financial programs may mitigate the risk of our tenants being unable to pay their rent under our leases, governmental assistance may not be available to all affected tenants or may be significantly delayed. These restrictions could also cause our retail and restaurant tenants to close for an extended period of time or default entirely on their leases.

The measures taken to curb the spread of COVID-19 may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with restrictions imposed to curb the spread of the pandemic, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. The prevalence of work-from-home policies as a result of the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space and could result in higher cleaning costs. Our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Interest rate volatility and movements have also made obtaining financing or refinancing debt obligations more challenging and expensive.

The extent to which the COVID-19 pandemic, and actions taken to contain it, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak and the success of the actions taken to contain and treat the virus. The long-term impact of COVID-19 on the U.S. and global economies could prolong the world-wide economic downturn or recession and may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic or outbreak of contagious disease, could have a material adverse effect on our business and results of operations.

There have been no other known material changes, other than as described above, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the second quarter of 2020.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the second quarter of 2020.

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 29, 2020	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)