Form 10-Q
period 2020-09-30
Piedmont Office Realty Trust, Inc.
filed 2020-10-29
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 28, 2020:
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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus ("COVID-19") pandemic that the world is currently experiencing, and governmental and private measures taken to combat such health crises, which may affect our personnel, tenants, tenants' operations and ability to pay lease obligations, demand for office space, and the costs of operating our assets;
•The adequacy of our general reserve related to tenant receivables established as a result of the COVID-19 pandemic, as well as the impact of any increase in this reserve or the establishment of any other reserve in the future;
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019. Piedmont’s results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share and per share amounts)

	September 30, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$505,228	$485,560
Buildings and improvements, less accumulated depreciation of $803,160 and $730,750 as of September 30, 2020 and December 31, 2019, respectively	2,480,820	2,212,935
Intangible lease assets, less accumulated amortization of $63,353 and $50,766 as of September 30, 2020 and December 31, 2019, respectively	98,517	74,405
Construction in progress	56,393	29,920
Real estate assets held for sale, net	—	139,690
Total real estate assets	3,140,958	2,942,510
Cash and cash equivalents	23,958	13,545
Tenant receivables, net of allowance for doubtful accounts of $4,831 and $0 as of September 30, 2020 and December 31, 2019, respectively	11,301	8,226
Straight-line rent receivables	154,620	132,342
Restricted cash and escrows	1,781	1,841
Prepaid expenses and other assets	28,074	25,427
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $169,975 and $147,324 as of September 30, 2020 and December 31, 2019, respectively	293,472	265,747
Other assets held for sale, net	—	28,201
Total assets	$3,753,082	$3,516,757
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $11,589 and $7,626 as of September 30, 2020 and December 31, 2019, respectively	$1,588,411	$1,292,374
Secured debt, net of premiums and unamortized debt issuance costs of $448 and $343 as of September 30, 2020 and December 31, 2019, respectively	28,424	189,030
Accounts payable, accrued expenses and accrued capital expenditures	120,763	117,496
Dividends payable	—	26,427
Deferred income	36,613	34,609
Intangible lease liabilities, less accumulated amortization of $24,881 and $19,607 as of September 30, 2020 and December 31, 2019, respectively	38,324	25,069
Interest rate swaps	10,618	5,121
Other liabilities held for sale	—	7,657
Total liabilities	1,823,153	1,697,783
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2020 or December 31, 2019	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 126,028,762 and 125,783,408 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,260	1,258
Additional paid-in capital	3,692,634	3,686,398
Cumulative distributions in excess of earnings	(1,740,670)	(1,871,375)
Other comprehensive income/(loss)	(24,993)	967
Piedmont stockholders’ equity	1,928,231	1,817,248
Noncontrolling interest	1,698	1,726
Total stockholders’ equity	1,929,929	1,818,974
Total liabilities and stockholders’ equity	$3,753,082	$3,516,757
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental and tenant reimbursement revenue	$128,280	$130,579	$391,681	$382,213
Property management fee revenue	751	405	2,146	2,819
Other property related income	2,662	4,437	9,668	13,993
	131,693	135,421	403,495	399,025
Expenses:
Property operating costs	53,293	54,613	159,631	158,798
Depreciation	28,255	27,131	83,339	80,004
Amortization	22,990	19,505	70,970	55,666
Impairment loss on real estate assets	—	1,953	—	1,953
General and administrative	5,469	7,950	20,049	29,736
	110,007	111,152	333,989	326,157
Other income (expense):
Interest expense	(12,725)	(16,145)	(41,942)	(46,750)
Other income	319	263	817	1,292
Loss on early extinguishment of debt	—	—	(9,336)	—
Gain/(loss) on sale of real estate assets	(340)	32	191,032	39,370
	(12,746)	(15,850)	140,571	(6,088)
Net income	8,940	8,419	210,077	66,780
Net loss applicable to noncontrolling interest	3	3	2	3
Net income applicable to Piedmont	$8,943	$8,422	$210,079	$66,783
Per share information – basic:
Net income applicable to common stockholders	$0.07	$0.07	$1.67	$0.53
Per share information – diluted:
Net income applicable to common stockholders	$0.07	$0.07	$1.66	$0.53
Weighted-average common shares outstanding – basic	126,028,762	125,783,408	125,955,097	125,684,202
Weighted-average common shares outstanding – diluted	126,385,035	126,239,744	126,302,051	126,189,851
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019

Net income applicable to Piedmont		$8,943		$8,422		$210,079		$66,783
Other comprehensive loss:
Effective portion of loss on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(2,443)		(1,386)		(26,949)		(6,874)
Plus/(less): Reclassification of net (gain)/loss included in net income (See Note 5)	810		(427)		989		(1,871)
Other comprehensive loss		(1,633)		(1,813)		(25,960)		(8,745)
Comprehensive income applicable to Piedmont		$7,310		$6,609		$184,119		$58,038

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2020	126,025	$1,260	$3,691,377	$(1,723,147)	$(23,360)	$1,707	$1,947,837
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	—	(26,466)	—	(6)	(26,472)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	4	—	1,257	—	—	—	1,257
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	8,943	—	—	8,943
Other comprehensive loss	—	—	—	—	(1,633)	—	(1,633)
Balance, September 30, 2020	126,029	$1,260	$3,692,634	$(1,740,670)	$(24,993)	$1,698	$1,929,929

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2019	125,783	$1,258	$3,687,881	$(1,989,446)	$1,530	$1,752	$1,702,975
Offering costs	—	—	(700)	—	—	—	(700)
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(74)	(26,414)	—	(7)	(26,495)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	—	—	(1,603)	—	—	—	(1,603)
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	8,422	—	—	8,422
Other comprehensive loss	—	—	—	—	(1,813)	—	(1,813)
Balance, September 30, 2019	125,783	$1,258	$3,685,504	$(2,007,438)	$(283)	$1,742	$1,680,783

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Dividends to common stockholders ($0.63 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(79,374)	—	(26)	(79,405)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	246	2	6,241	—	—	—	6,243
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	210,079	—	—	210,079
Other comprehensive loss	—	—	—	—	(25,960)	—	(25,960)
Balance, September 30, 2020	126,029	$1,260	$3,692,634	$(1,740,670)	$(24,993)	$1,698	$1,929,929

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of an announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Offering costs	—	—	(700)	—	—	—	(700)
Dividends to common stockholders ($0.63 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(216)	(79,204)	—	(27)	(79,447)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	292	3	3,234	—	—	—	3,237
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	66,783	—	—	66,783
Other comprehensive loss	—	—	—	—	(8,745)	—	(8,745)
Balance, September 30, 2019	125,783	$1,258	$3,685,504	$(2,007,438)	$(283)	$1,742	$1,680,783

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$210,077	$66,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,339	80,004
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	1,319	419
Other amortization	64,076	52,057
Impairment loss on real estate assets	—	1,953
Loss on early extinguishment of debt	349	—
General reserve for uncollectible accounts	4,831	—
Stock compensation expense	6,980	12,365
Gain on sale of real estate assets	(191,032)	(39,370)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(30,898)	(10,660)
Increase in prepaid expenses and other assets	(3,745)	(1,958)
Cash paid upon settlement of interest rate swaps	(19,930)	—
Increase/(decrease) in accounts payable and accrued expenses	12,834	(2,496)
Increase in deferred income	610	1,149
Net cash provided by operating activities	138,810	160,243
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(396,745)	(326,144)
Capitalized expenditures	(80,007)	(57,368)
Net sales proceeds from wholly-owned properties	350,807	180,975
Deferred lease costs paid	(27,011)	(16,632)
Net cash used in investing activities	(152,956)	(219,169)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,116)	(91)
Proceeds from debt	1,136,383	550,000
Repayments of debt	(1,001,711)	(358,041)
Discount paid due to loan modification	(525)	—
Costs of issuance of common stock	—	(259)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,700)	(3,295)
Repurchases of common stock as part of announced plan	—	(16,899)
Dividends paid and discount on dividend reinvestments	(105,832)	(106,419)
Net cash provided by financing activities	24,499	64,996
Net increase in cash, cash equivalents, and restricted cash and escrows	10,353	6,070
Cash, cash equivalents, and restricted cash and escrows, beginning of period	15,386	6,034
Cash, cash equivalents, and restricted cash and escrows, end of period	$25,739	$12,104

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, Piedmont owned 57 in-service office properties in select sub-markets located within seven major U.S. office markets: Atlanta, Boston, Dallas, Minneapolis, New York, Orlando, and Washington, D.C. As of September 30, 2020, Piedmont's 57 in-service office properties comprised approximately 17.2 million square feet of primarily Class A commercial office space and were 86.9% leased.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed payments	$108,071	$105,207	$329,281	$311,503
Variable payments	20,209	25,372	62,400	70,710
Total Rental and Tenant Reimbursement Revenue	$128,280	$130,579	$391,681	$382,213

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For both the three and nine months ended September 30, 2020 and 2019, Piedmont recognized approximately $20,000 and $60,000, respectively, of operating lease costs related to these office space leases. As of September 30, 2020, the weighted-average lease term of Piedmont's right of use assets is approximately three years, and the weighted-average discount rate is 3.35%.

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

Gross intangible lease assets and liabilities arising from in-place leases, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of September 30, 2020 and December 31, 2019, respectively, are as follows (in thousands):

	September 30, 2020	December 31, 2019
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$2,227	$2,082
In-Place Lease Valuation	$159,643	$157,101
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$254,856	$256,627
Intangible Lease Liabilities (Below-Market In-Place Leases)	$63,205	$84,292

For the three and nine months ended September 30, 2020 and 2019, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$18,522	$15,881	$58,674	$45,057
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$3,147	$1,923	$9,423	$6,009

Net intangible assets and liabilities as of September 30, 2020 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the remainder of 2020	$117	$7,576	$10,368	$2,884
For the years ending December 31:
2021	420	27,635	38,743	10,899
2022	300	20,773	30,527	8,422
2023	103	13,923	21,019	5,139
2024	70	9,141	14,462	3,238
2025	6	5,658	10,069	2,072
Thereafter	18	12,777	24,881	5,670
	$1,034	$97,483	$150,069	$38,324

Weighted-Average Amortization Period (in years)	3	5	6	5

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Accounting Pronouncements and Amendments Adopted during the Nine Months Ended September 30, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued in March 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, Piedmont elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Piedmont continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

During the nine months ended September 30, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840 (lease accounting guidance): Accounting for lease concessions related to the effects of the COVID-19 pandemic. Generally, changes to payment terms not contemplated by the lease contract should be accounted for under Topic 842 as a lease modification. The FASB staff has provided relief from this modification guidance through an accounting policy election, provided that changes to the payment terms do not result in a substantial increase in the rights of either the lessee or the lessor under the lease. Piedmont has elected not to apply the relief provided by the FASB Staff, and has instead accounted for all rent relief agreements as result of COVID-19 as lease modifications. See further details concerning rent relief agreements with Piedmont's tenants in Note 7 below.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets have been reclassified as of December 31, 2019 to conform to the current period financial statement presentation related to the 1901 Market Street building, which was classified as held for sale as of March 31, 2020, and sold on June 25, 2020. (see Note 8).

3.    Acquisitions

During the nine months ended September 30, 2020, Piedmont acquired three properties and adjacent developable land (collectively the "Dallas Galleria Office Towers") using cash on hand and available funds from the $500 Million Unsecured 2018 Line of Credit, as noted below:

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

4.    Debt

During the three months ended September 30, 2020, Piedmont issued, through its wholly owned operating partnership, Piedmont OP, $300 million in aggregate principal amount of 3.15% Senior Notes due 2030 (the “$300 Million Unsecured Senior Notes”), which mature on August 15, 2030. Upon issuance of the $300 Million Unsecured Senior Notes, Piedmont OP received proceeds of approximately $297.7 million, reflecting a discount of approximately $2.3 million which will be amortized as interest expense under the effective interest method over the ten-year term of the $300 Million Unsecured Senior Notes. In addition, in conjunction with the issuance, Piedmont settled four forward starting rate swaps, consisting of notional amounts of $200 million. These swaps were settled at a loss of approximately $19.9 million that was recorded as accumulated other comprehensive income and is being amortized as an increase in interest expense over the ten-year term of the $300 Million Unsecured Senior Notes. See Note 5 for further detail. The proceeds from the $300 Million Unsecured Senior Notes were used to fully repay the $300 Million Unsecured 2020 Term Loan that was obtained for the purchase of the Dallas Galleria Office Towers.

Additionally, during the nine months ended September 30, 2020, Piedmont amended the $250 Million Unsecured 2018 Term Loan to reduce the applicable interest rate spread from LIBOR plus 160 basis points to LIBOR plus 95 basis points, based on Piedmont's current credit rating.

Interest on the $300 Million Unsecured Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2021. The $300 Million Unsecured Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by Piedmont. Piedmont OP may, at its option, redeem the $300 Million Unsecured Senior Notes, in whole or in part, prior to May 15, 2030, at a redemption price equal to the greater of (i) 100% of the principal amount of the $300 Million Unsecured Senior Notes to be redeemed and (ii) a “make-whole” amount, plus any unpaid accrued interest. In addition, at any time on or after May 15, 2030, Piedmont OP may, at its option, redeem the $300 Million Unsecured Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the $300 Million Unsecured Senior Notes to be redeemed plus unpaid accrued interest. The $300 Million Unsecured Senior Notes are subject to certain typical covenants that, subject to certain exceptions: (a) limit the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) limit the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) require Piedmont to maintain a pool of unencumbered assets. The $300 Million Unsecured Senior Notes are also subject to customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the $300 Million Unsecured Senior Notes to become or to be declared due and payable.

Finally, during the nine months ended September 30, 2020, Piedmont sold the 1901 Market Street building (see Note 8 for further details) and used the majority of the net sale proceeds to repay the $160 Million Fixed-Rate Loan that was secured by the property and all remaining outstanding borrowings under the $500 Million Unsecured 2018 Line of Credit. As a result of repaying the $160 Million Fixed-Rate Loan in advance of its stated maturity, Piedmont recognized a $9.3 million loss on early extinguishment of debt comprised of a prepayment penalty and unamortized deferred financing costs.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2020 and December 31, 2019 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2020	December 31, 2019
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$27,976	$28,687
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		—	160,000
Net premium and unamortized debt issuance costs						448	343
Subtotal/Weighted Average (5)	5.55%					28,424	189,030
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan (6)	LIBOR + 1.00%	1.16%		11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	—%		9/30/2022	(7)	—	—
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.08%	(8)	3/31/2025		250,000	250,000
$300 Million Unsecured Senior Notes	3.15%	3.90%	(9)	8/15/2030		300,000	—
Discounts and unamortized debt issuance costs						(11,589)	(7,626)
Subtotal/Weighted Average (5)	2.99%					1,588,411	1,292,374
Total/Weighted Average (5)	3.03%					$1,616,835	$1,481,404

(1)Other than one mortgage, the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of September 30, 2020 and December 31, 2019 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Previously collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.
(5)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of September 30, 2020.
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
(8)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of September 30, 2020 (see Note 5 for more detail).

(9)The $300 Million Unsecured Senior Notes have a fixed coupon rate of 3.15%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.24%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 3.90%.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $12.8 million and $17.8 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $41.8 million and $49.7 million for the nine months ended September 30, 2020 and 2019, respectively. Also, Piedmont capitalized interest of approximately $0.2 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $0.6 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 6 for a description of Piedmont’s estimated fair value of debt as of September 30, 2020.

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

During the nine months ended September 30, 2020, Piedmont entered into four forward starting interest rate swap agreements with a total notional value of $200 million to hedge the risk of changes in the interest-related cash flows associated with an expected issuance of long-term debt. In conjunction with the issuance of the $300 Million Unsecured Senior Notes (see Note 4), Piedmont settled these forward starting swap agreements for a loss of approximately $19.9 million. The loss was recorded as accumulated other comprehensive income and is being amortized as additional interest expense over the ten-year term of the $300 Million Unsecured Senior Notes. Further, as of September 30, 2020, Piedmont was party to two other interest rate swap agreements, which are designated as effective cash flow hedges and hedge the variable cash flows covering $100 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 54 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2020 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2020 and December 31, 2019, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2020	December 31, 2019
Gross derivative assets	$—	$—
Gross derivative liabilities	(10,618)	(5,121)
Net derivative liability	$(10,618)	$(5,121)

The loss on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and nine months ended September 30, 2020 and 2019, respectively, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amount of loss recognized in OCI	$(2,443)	$(1,386)	$(26,949)	$(6,874)
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(810)	$427	$(989)	$1,871

Total amount of Interest Expense presented in the consolidated statements of income	$(12,725)	$(16,145)	$(41,942)	$(46,750)

Piedmont estimates that approximately $2.9 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and nine months ended September 30, 2020 and 2019, respectively.

Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $11.0 million as of September 30, 2020. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020			December 31, 2019
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$23,958	$23,958	Level 1	$13,545	$13,545	Level 1
Tenant receivables, net of allowance for doubtful accounts (1)	$11,301	$11,301	Level 1	$8,226	$8,226	Level 1
Restricted cash and escrows (1)	$1,781	$1,781	Level 1	$1,841	$1,841	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$10,874	$10,874	Level 1	$50,049	$50,049	Level 1
Interest rate swaps	$10,618	$10,618	Level 2	$5,121	$5,121	Level 2
Debt, net	$1,616,835	$1,650,928	Level 2	$1,481,404	$1,536,687	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2020 and December 31, 2019; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2020 and December 31, 2019. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2020 and December 31, 2019, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2020, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $44.0 million for the approximately 20-year, 520,000 square foot renewal and expansion of one of Piedmont's largest tenants, the State of New York, at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the nine months ended September 30, 2020 or 2019.

Contingencies Related to the COVID-19 Pandemic

During the third quarter of 2020, Piedmont continued to experience the repercussions of the COVID-19 pandemic including forced closures and other restrictions that have had a material adverse effect on the global economy and the regional U.S. economies in which Piedmont operates. Specifically, the pandemic and its impact on the U.S., as well as the global economy, has negatively impacted the trading price of Piedmont's common stock and some of Piedmont's tenants' ability to pay their rent. During the nine months ended September 30, 2020, Piedmont has entered into approximately 60 agreements with various tenants that primarily defer approximately $6.7 million of 2020 rent payments until either the fourth quarter of 2020 or into 2021. Further, Piedmont has established an approximately $4.8 million general reserve for potential collectibility issues; however, there can be no assurances that this amount will be sufficient to cover any future losses of rental income should these tenants be unable to pay back deferred rents when such rents become due.

Piedmont’s financial statements as of and for the nine months ended September 30, 2020 have been prepared in light of these circumstances. Piedmont has continued to follow the policies described in the footnotes to Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2019, including those related to impairment of real estate assets and goodwill and estimates of the likelihood of collectibility of amounts due from tenants.

While the long-term impacts of the COVID-19 pandemic remain unknown, a prolonged economic downturn or recession resulting from the pandemic could adversely affect many of Piedmont's tenants which could, in turn, adversely impact Piedmont's business, financial condition and results of operations. Piedmont will continue to work closely with its tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

8.    Assets Held for Sale and Property Disposition

As of September 30, 2020, no properties met the criteria for held for sale classification; however, as of March 31, 2020, the 1901 Market Street building in Philadelphia, Pennsylvania, which sold June 2020, met the criteria for held for sale classification. Consequently its assets and liabilities as of December 31, 2019 were presented as held for sale for comparability in the accompanying consolidated balance sheets. In conjunction with the sale of 1901 Market Street, Piedmont recognized net sales proceeds of approximately $350.8 million resulting in gain on sale of real estate assets of approximately $191.0 million. During the nine months ended September 30, 2019, Piedmont reduced The Dupree building's carrying value to reflect its fair value, estimated based on the net contract price negotiated with an unrelated, third-party purchaser, and recognized an impairment loss of approximately $2.0 million. Piedmont closed on the sale of The Dupree building in September 2019.

	September 30, 2020	December 31, 2019
Real estate assets held for sale, net:
Land	$—	$20,829
Building and improvements, less accumulated depreciation of $0 and $66,823 as of September 30, 2020 and December 31, 2019, respectively	—	112,287
Intangible lease assets, less accumulated amortization of $0 and $27,438 as of September 30, 2020 and December 31, 2019, respectively	—	6,574
Total real estate assets held for sale, net	$—	$139,690

Other assets held for sale, net:
Straight-line rent receivables	$—	$18,776
Deferred lease costs, less accumulated amortization of $0 and $34,957 as of September 30, 2020 and December 31, 2019, respectively	—	9,425
Total other assets held for sale, net	$—	$28,201

Other liabilities held for sale:
Intangible lease liabilities, less accumulated amortization of $0 and $31,959 as of September 30, 2020 and December 31, 2019, respectively	$—	$7,657

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

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2019	1,045,020	$25.15
Deferred Stock Awards Granted	242,586	$22.39
Increase in Estimated Potential Share Award based on TSR Performance	26,586	$27.47
Performance Stock Awards Vested	(153,368)	$30.45
Deferred Stock Awards Vested	(228,478)	$21.05
Deferred Stock Awards Forfeited	(6,979)	$21.82
Unvested and Potential Stock Awards as of September 30, 2020	925,367	$24.07

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$22.39	$21.02
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$200	$—	$4,808	$8,658
Share-based Liability Awards Paid During the Period (1)	$—	$3,444	$4,116	$6,683

(1)Amounts reflect the issuance of performance share awards related to the 2017-19 and 2016-18 Performance Share Plans during the nine months ended September 30, 2020 and 2019, respectively, as well as performance share award liabilities settled in cash in July 2019 for retirement and separation associated with the senior management transition on June 30, 2019.

A detail of Piedmont’s outstanding stock awards as of September 30, 2020 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 17, 2018	Deferred Stock Award	250,680	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	52,895
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	200,674	(2)
May 3, 2019	Deferred Stock Award	274,998	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	134,173
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	181,527	(2)
February 19, 2020	Deferred Stock Award	178,309	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	143,973
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	166,345	(2)
May 13, 2020	Deferred Stock Award-Board of Directors	45,780	$13.76	Of the shares granted, 100% will vest by May 13, 2021.	45,780
Total					925,367

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2020.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2020. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended September 30, 2020 and 2019, Piedmont recognized approximately $1.4 million and $3.8 million, respectively, of compensation expense related to stock awards, all of which is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the nine months ended September 30, 2020 and 2019, Piedmont recognized approximately $7.0 million and $12.0 million, respectively, of compensation expense related to stock awards of which $5.8 million and $10.5 million is related to the amortization of unvested deferred shares and the fair value adjustment to performance shares. During the nine months ended September 30, 2020, a net total of 245,354 shares were issued to employees and directors. As of September 30, 2020, approximately $7.5 million of unrecognized compensation cost related to unvested deferred stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2020 and 2019, (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Accrued capital expenditures and deferred lease costs	$24,035	$29,828
Change in accrued dividends and discount on dividend reinvestments	$(26,427)	$(26,972)
Change in accrued share repurchases as part of an announced plan	$—	$(4,417)
Accrued deferred financing costs	$130	$—
Accrued stock issuance costs	$—	$441

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, to the consolidated balance sheets for the respective period (in thousands):

	2020	2019
Cash and cash equivalents as of January 1, 2020 and 2019, respectively	$13,545	$4,571
Restricted cash and escrows as of January 1, 2020 and 2019, respectively	1,841	1,463
Cash, cash equivalents, and restricted cash and escrows, beginning of period, as presented in the accompanying consolidated statement of cash flows	$15,386	$6,034

Cash and cash equivalents as of September 30, 2020 and 2019, respectively	$23,958	$10,284
Restricted cash and escrows as of September 30, 2020 and 2019, respectively	1,781	1,820
Cash, cash equivalents, and restricted cash and escrows, end of period, as presented in the accompanying consolidated statement of cash flows	$25,739	$12,104

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested deferred stock awards vested and resulted in additional common shares outstanding. Unvested deferred stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended September 30, 2020 and 2019, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 310,425 and 344, respectively, and for the nine months ended September 30, 2020 and 2019, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 262,165 and 134,221, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted-average common shares – basic	126,029	125,783	125,955	125,684
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	356	457	347	506
Weighted-average common shares – diluted	126,385	126,240	126,302	126,190

12.    Subsequent Events

Fourth Quarter Dividend Declaration

On October 28, 2020, the Board of Directors of Piedmont declared a dividend for the fourth quarter of 2020 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 27, 2020. Such dividend will be paid on January 4, 2021.

Subsequent to September 30, 2020, Piedmont sold a portfolio of three assets located in New Jersey: 600 Corporate Drive, located in Lebanon, New Jersey; and 200 and 400 Bridgewater Crossing, located in Bridgewater, New Jersey, for approximately $130 million, or $176 per square foot. Upon completion of the sale, Piedmont no longer owns properties in New Jersey.

Also subsequent to September 30, 2020, Piedmont acquired the 222 South Orange Avenue building, an approximately 127,000 square foot office building connected to Piedmont's 200 South Orange Avenue asset located in downtown Orlando, Florida, for $20 million, or $157 per square foot. The 222 South Orange Avenue building is located along the Orange Avenue entrance to Piedmont's existing 200 South Orange Avenue property, sharing several physical connection points, including an atrium. Piedmont plans to immediately begin a redevelopment of the property to reposition the asset to a standard consistent with 200 South Orange Avenue.

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

During the third quarter of 2020, we continued to experience the repercussions of the COVID-19 pandemic including forced closures and other restrictions that have had a material adverse effect on the global economy and the regional U.S. economies in which Piedmont operates. Specifically, the pandemic and its impact on the U.S., as well as the global economy, has negatively impacted the trading price of Piedmont's common stock and some of Piedmont's tenants' ability to pay their rent. During the nine months ended September 30, 2020, we have entered into approximately 60 agreements with various tenants that primarily defer approximately $6.7 million of 2020 rent payments until either the fourth quarter of 2020 or into 2021. Further, Piedmont has established an approximately $4.8 million general reserve for potential collectibility issues; however, there can be no assurances that this amount will be sufficient to cover any future losses of rental income should these tenants be unable to pay back deferred rents when such rents become due.

All of our properties remain open and fully operational for each tenant to utilize as they deem appropriate. Given our low-leverage operating model of long-term leases to creditworthy tenants, to date the COVID-19 disruption has not materially impacted our financial condition or results of operations, our overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties. In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental and parking income as appropriate and determined that we are still well margined with all our covenant ratios. During the third quarter, we collected approximately 99% of our billed contractual rents on a monthly basis.

While the long-term impacts of the COVID-19 pandemic remain unknown, a prolonged economic downturn or recession resulting from the pandemic could adversely affect many of Piedmont's tenants which could, in turn, adversely impact Piedmont's business, financial condition and results of operations. Piedmont will continue to work closely with its tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. During the third quarter of 2020, we issued $300 million of unsecured senior notes, using the proceeds to fully repay the $300 million unsecured term loan in advance of its March 2021 maturity. As a result, we had approximately $24 million of cash on hand and the full $500 million line of credit capacity was available as of September 30, 2020. While we have experienced periods of interest rate volatility and movements which have made obtaining financing or refinancing debt obligations more challenging during 2020, when necessary we may seek secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The availability and attractiveness of terms for these additional sources of capital will be highly dependent on market conditions at the time.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2020 and 2019 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Capital expenditures for redevelopment/renovations	$15,071	$10,313
Other capital expenditures, including building and tenant improvements	64,936	47,055
Total capital expenditures (1)	$80,007	$57,368

(1)Of the total amounts paid, approximately $1.1 million and $2.0 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the nine months ended September 30, 2020 and 2019, respectively.

"Capital expenditures for redevelopment/renovations" during the nine months ended September 30, 2020 primarily related to a redevelopment project to upgrade amenities at our 200 South Orange building in Orlando, Florida, as well as a redevelopment master plan project to upgrade common areas, amenities, and parking, at our Galleria buildings in Atlanta, Georgia. Expenditures during the nine months ended September 30, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota, as well as a redevelopment project to upgrade common areas, amenities, and parking, at our Two Pierce Place building in Itasca, Illinois.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the nine months ended September 30, 2020, we committed to spend approximately $5.90 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expiring lease commitments) as compared to $5.10 (net of expired lease commitments) for the nine months ended September 30, 2019. As of September 30, 2020, we had one individually significant unrecorded tenant allowance commitment of approximately $44.0 million related to the approximately 20-year, 520,000 square foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of September 30, 2020, we had approximately $200 million of board-authorized capacity remaining for future stock repurchases. Finally, although we have no scheduled debt maturities until the third quarter of 2021, we may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended September 30, 2020 was $8.9 million, or $0.07 per diluted share, as compared with net income applicable to common stockholders of $8.4 million, or $0.07 per diluted share, for the three months ended September 30, 2019. The increase in net income for the three months ended September 30, 2020 was primarily a result of interest expense savings due to lower interest rates than the prior year, partially offset by a reduction in revenue as a result of lower reimbursable expenses and lower parking revenues at certain properties either as a result of the sale of the property or lower utilization as a result of the COVID-19 pandemic.

Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2020 and 2019, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2020	% of Revenues	September 30, 2019	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$128.3		$130.6		$(2.3)
Property management fee revenue	0.7		0.4		0.3
Other property related income	2.7		4.4		(1.7)
Total revenues	131.7	100%	135.4	100%	(3.7)
Expense:
Property operating costs	53.3	40%	54.6	40%	(1.3)
Depreciation	28.2	21%	27.1	20%	1.1
Amortization	23.0	17%	19.5	14%	3.5
Impairment loss on real estate assets	—	—%	2.0	2%	(2.0)
General and administrative	5.5	4%	8.0	6%	(2.5)
	110.0		111.2		(1.2)
Other income (expense):
Interest expense	(12.7)	10%	(16.1)	12%	3.4
Other income	0.3	—%	0.3	—%	—
Loss on early extinguishment of debt	—	—%	—	—%	—
Gain on sale of real estate assets	(0.4)	—%	—	—%	(0.4)
Net income	$8.9	7%	$8.4	6%	$0.5

Revenue

Rental and tenant reimbursement revenue decreased approximately $2.3 million for the three months ended September 30, 2020, as compared to the same period in the prior year. Tenant reimbursement revenue decreased approximately $5.2 million compared to the prior period due mainly to lower recoverable operating expenses. The decrease was partially offset by a $2.9 million increase in rental revenue due mainly to new leasing activity, most notably at our Enclave Place building in Houston, Texas and our 60 Broad Street building in New York City.

Property management fee revenue increased approximately $0.3 million for the three months ended September 30, 2020 as compared to the same period in the prior year. The increase was primarily due to fees received for managing the 500 West Monroe building which was sold in October 2019, but property management was retained by Piedmont.

Other property related income decreased approximately $1.7 million for the three months ended September 30, 2020 as compared to the same period in the prior year. The decrease is primarily attributable to decreased parking revenue during the current period as a result of the sale of the 500 West Monroe Street building with its 1,300-space parking garage during the fourth quarter of 2019, as well as lower transient parking utilization due to forced closures and restrictions in response to the COVID-19 pandemic.

Expense

Property operating costs decreased approximately $1.3 million for the three months ended September 30, 2020, as compared to the same period in the prior year with increases due to net acquisition activity subsequent to July 1, 2019 more than offset by decreased utility and janitorial costs due to the decreased usage of building utilities and services as a result of the COVID-19 pandemic.

Depreciation expense increased approximately $1.1 million for the three months ended September 30, 2020 as compared to the same period in the prior year. The increase was primarily due to depreciation on additional building and tenant improvements placed in service subsequent to July 1, 2019 across our existing portfolio of properties.

Amortization expense increased approximately $3.5 million for the three months ended September 30, 2020 as compared to the same period in the prior year. Approximately $6.4 million of the increase was due to net acquisition activity subsequent to July 1, 2019. This increase was partially offset by certain lease intangible assets sold or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to July 1, 2019.

During the three months ended September 30, 2019, we recognized an impairment loss on real estate assets of approximately $2.0 million in conjunction with the decision to sell The Dupree building in Atlanta, Georgia. The building was sold in September 2019.

General and administrative expense decreased approximately $2.5 million for the three months ended September 30, 2020 as compared to the same period in the prior year primarily due to decreased accruals for expenses associated with potential performance-based equity compensation.

Other Income (Expense)

Interest expense decreased approximately $3.4 million for the three months ended September 30, 2020 as compared to the same period in the prior year primarily as a result of lower interest rates during the current year as well as the repayment of the $160 million mortgage debt on our 1901 Market Street building in June 2020. This variance was partially offset by a decrease in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $0.4 million.

Comparison of the accompanying consolidated statements of income for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2020 and 2019, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2020	% of Revenues	September 30, 2019	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$391.7		$382.2		$9.5
Property management fee revenue	2.1		2.8		(0.7)
Other property related income	9.7		14.0		(4.3)
Total revenues	403.5	100%	399.0	100%	4.5
Expense:
Property operating costs	159.7	40%	158.8	40%	0.9
Depreciation	83.3	21%	80.0	20%	3.3
Amortization	71.0	17%	55.7	14%	15.3
Impairment loss on real estate assets	—	—%	2.0	1%	(2.0)
General and administrative	20.0	5%	29.7	6%	(9.7)
	334.0		326.2		7.8
Other income (expense):
Interest expense	(41.9)	10%	(46.8)	12%	4.9
Other income	0.8	—%	1.3	—%	(0.5)
Loss on early extinguishment of debt	(9.3)	2%	—	—%	(9.3)
Gain on sale of real estate assets	191.0	47%	39.5	10%	151.5
Net income	$210.1	52%	$66.8	17%	$143.3

Revenue

Rental and tenant reimbursement revenue increased approximately $9.5 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. The favorable variance was primarily due to net acquisition activity subsequent to January 1, 2019 and new leases commencing at higher overall rental rates. This was partially offset by the recognition of charges against rental revenue for tenant-specific and general collectibility risks related to forced closures and restrictions in response to the COVID-19 pandemic during the nine months ended September 30, 2020. Additionally, tenant reimbursements decreased due to lower physical occupancy at our properties, resulting in lower recoverable operating expenses, such as utilities and janitorial services, as compared to the same period in the prior year.

Property management fee revenue decreased approximately $0.7 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. The decrease was primarily due to construction management fees received in the prior period from one of our former Independence Square properties, with such fees varying from period-to-period due to the variability of construction activity.

Other property related income consists primarily of parking revenue and such revenue decreased approximately $4.3 million for the nine months ended September 30, 2020 as compared to the same period in the prior year primarily due to the sale of the 500 West Monroe Street building with its 1,300-space parking garage during the fourth quarter of 2019, as well as lower transient parking utilization at our buildings during 2020 as a result of the COVID-19 pandemic. These decreases were partially offset by new parking revenue associated with acquisitions consummated subsequent to January 1, 2019.

Expense

Property operating costs increased approximately $0.9 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. This variance was primarily due to net acquisition activity subsequent to January 1, 2019, partially offset by lower costs due to the decreased usage of building utilities and services as a result of the COVID-19 pandemic.

Depreciation expense increased approximately $3.3 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. The increase was due primarily to additional building and tenant improvements placed in service subsequent to January 1, 2019, partially offset by a net decrease in depreciation associated with dispositions subsequent to January 1, 2019.

Amortization expense increased approximately $15.3 million for the nine months ended September 30, 2020 as compared to the same period in the prior year. Approximately $20.8 million of the increase was due to net acquisition activity subsequent to January 1, 2019. This increase was partially offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2019.

During the nine months ended September 30, 2019, we recognized an impairment loss on real estate assets of approximately $2.0 million in conjunction with the decision to sell The Dupree building in Atlanta, Georgia. The building was sold in September 2019.

General and administrative expenses decreased approximately $9.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 with the current period reflecting decreased accruals for stock based compensation and the prior period reflecting certain one-time expenses associated with the senior management transition that took place on June 30, 2019, resulting in lower compensation at the executive level in the current period.

Other Income (Expense)

Interest expense decreased approximately $4.9 million for the nine months ended September 30, 2020 as compared to the same period in the prior year primarily as a result of lower interest rates during the current year as well as the repayment of the $160 million mortgage debt on our 1901 Market Street building in June 2020. This variance was partially offset by a decrease in capitalized interest in the current year, as compared to the same period in the prior year, of approximately $1.0 million.

The loss on early extinguishment of debt during the nine months ended September 30, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold during the nine months ended September 30, 2020. The loss was comprised of a prepayment penalty and unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the nine months ended September 30, 2020 includes a gain of approximately $191.0 million recognized on the sale of the 1901 Market Street building in Philadelphia, Pennsylvania. Gain on sale of real estate assets during the nine months ended September 30, 2019 includes an approximate $33.2 million gain recognized on the sale of the One Independence Square building in Washington, D.C., as well as an approximate $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages.

Issuer and Guarantor Financial Information

During the years ended December 31, 2013 and 2014, and during the nine months ended September 30, 2020, Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), issued senior unsecured notes payable of $350 million, $400 million, and $300 million, respectively (the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to all of Piedmont OP’s existing and future mortgage indebtedness and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of September 30, 2020	As of December 31, 2019

Due from non-guarantor subsidiary	$810	$810
Total assets	$362,594	$364,734
Total liabilities	$1,617,051	$1,343,881

		For the Nine Months Ended September 30, 2020
Total revenues		$31,486
Net loss		$(37,209)

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2020	Per Share(1)	September 30, 2019	Per Share(1)	September 30, 2020	Per Share(1)	September 30, 2019	Per Share(1)
GAAP net income applicable to common stock	$8,943	$0.07	$8,422	$0.07	$210,079	$1.66	$66,783	$0.53
Depreciation of real estate assets	27,960	0.22	26,909	0.21	82,384	0.65	79,346	0.63
Amortization of lease-related costs	22,976	0.18	19,491	0.15	70,930	0.56	55,622	0.44
Impairment loss on real estate assets	—	—	1,953	0.02	—	—	1,953	0.01
(Gain)/loss on sale of real estate assets	340	0.01	(32)	—	(191,032)	(1.51)	(39,370)	(0.31)
NAREIT Funds From Operations applicable to common stock	$60,219	$0.48	$56,743	$0.45	$172,361	$1.36	$164,334	$1.30
Adjustments:
Retirement and separation expenses associated with senior management transition in June 2019	—	—	—	—	—	—	3,175	0.03
Loss on early extinguishment of debt	—	—	—	—	9,336	0.08	—	—
Core Funds From Operations applicable to common stock	$60,219	$0.48	$56,743	$0.45	$181,697	$1.44	$167,509	$1.33
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	931		526		2,180		1,574
Depreciation of non real estate assets	286		214		930		634
Straight-line effects of lease revenue	(6,315)		(1,531)		(20,378)		(7,437)
Stock-based compensation adjustments	1,336		(3,015)		4,281		1,949
Net effect of amortization of above and below-market in-place lease intangibles	(3,240)		(1,923)		(9,517)		(6,009)
Non-incremental capital expenditures (2)	(15,611)		(14,352)		(58,062)		(27,410)
Adjusted Funds From Operations applicable to common stock	$37,606		$36,662		$101,131		$130,810
Weighted-average shares outstanding – diluted	126,385		126,240		126,302		126,190

(1)Based on weighted average shares outstanding – diluted.

(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. Non-incremental capital expenditures for the nine months ended September 30, 2020 includes the significant leasing commission of approximately $16 million for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to Property NOI, on both a cash and accrual basis, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2020 and 2019, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income applicable to Piedmont (GAAP basis)	$8,943	$8,422	$8,943	$8,422

Net loss applicable to noncontrolling interest	(3)	(3)	(3)	(3)
Interest expense	12,725	16,145	12,725	16,145
Depreciation	28,247	27,124	28,247	27,124
Amortization	22,976	19,491	22,976	19,491
Impairment loss on real estate assets	—	1,953	—	1,953
(Gain)/loss on sale of real estate assets	340	(32)	340	(32)

EBITDAre(1) and Core EBITDA (2)	$73,228	$73,100	$73,228	$73,100

General & administrative expenses	5,469	7,950	5,469	7,950
Management fee revenue (3)	(422)	(203)	(422)	(203)
Other income	(104)	(47)	(104)	(47)
Non-cash general reserve for uncollectible accounts	(33)	—
Straight-line rent effects of lease revenue	(6,315)	(1,531)
Amortization of lease-related intangibles	(3,240)	(1,923)

Property NOI	$68,583	$77,346	$78,171	$80,800

Net operating income from:
Acquisitions (4)	(10,165)	(2,771)	(14,222)	(3,627)
Dispositions (5)	(56)	(11,800)	(56)	(12,740)
Other investments (6)	18	(896)	(80)	(889)

Same Store NOI	$58,380	$61,879	$63,813	$63,544

Change period over period in Same Store NOI	(5.7)%	N/A	0.4%	N/A

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

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2020 and 2019 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income applicable to Piedmont (GAAP basis)	$210,079	$66,783	$210,079	$66,783

Net loss applicable to noncontrolling interest	(2)	(3)	(2)	(3)
Interest expense	41,942	46,750	41,942	46,750
Depreciation	83,315	79,982	83,315	79,982
Amortization	70,930	55,622	70,930	55,622
Impairment loss on real estate assets	—	1,953	—	1,953
Gain on sale of real estate assets	(191,032)	(39,370)	(191,032)	(39,370)

EBITDAre(1)	$215,232	$211,717	$215,232	$211,717
Loss on early extinguishment of debt	9,336	—	9,336	—
Retirement and separation expenses associated with senior management transition in June 2019	—	3,175	—	3,175

Core EBITDA(2)	$224,568	$214,892	$224,568	$214,892
General & administrative expenses	20,049	26,561	20,049	26,561
Management fee revenue (3)	(1,098)	(2,226)	(1,098)	(2,226)
Other expense/(income)	(170)	(165)	(170)	(165)
Non-cash general reserve for uncollectible accounts	4,831	—
Straight-line rent effects of lease revenue	(20,378)	(7,437)
Amortization of lease-related intangibles	(9,517)	(6,009)

Property NOI	$218,285	$225,616	$243,349	$239,062

Net operating income from:
Acquisitions (4)	(28,379)	(3,691)	(38,008)	(4,782)
Dispositions (5)	(9,035)	(38,977)	(10,711)	(40,566)
Other investments (6)	(288)	(1,181)	(319)	(1,158)

Same Store NOI	$180,583	$181,767	$194,311	$192,556

Change period over period in Same Store NOI	(0.7)%	N/A	0.9%	N/A

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

(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs. The loss in early extinguishment of debt relates to the early payoff of the mortgage on 1901 Market Street which was sold for gain on June 25, 2020.
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

Overview

Our portfolio is a geographically diverse group of properties primarily located in select sub-markets within seven major Eastern U.S. office markets. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of September 30, 2020, our average lease is approximately 15,000 square feet with over six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

On a same store basis, our portfolio was approximately 88% leased as of September 30, 2020, as compared to 91% leased as of September 30, 2019. Other than the City of New York's 313,000 square foot lease that is currently in holdover status at 60 Broad Street in New York, we have no leases greater than 1% of our Annualized Lease Revenue expiring during the eighteen month period following September 30, 2020. We remain in advanced discussions for the renewal of substantially all of the City of New York's leased square footage. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and lease renewals, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2020, we had approximately 6% of our total rentable square feet in some form of rental and/or operating expense abatement; consisting of 314,000 square feet of executed leases related to currently vacant space that had not yet commenced, and approximately 893,000 square feet of commenced leases that were in abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the nine months ended September 30, 2020, we experienced a 4.8% and 11.3% roll up in cash and accrual rents, respectively, on leases executed during the period for space vacant one year or less.

Despite anticipated growth during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, Same Store NOI was relatively flat as compared to the same period in the prior year, decreasing by 0.7%

on a cash basis, and increasing by 0.9% on an accrual basis, primarily due to agreements for rent deferrals granted to tenants as a result of the COVID-19 pandemic. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2020, we had no off-balance sheet arrangements. For further information regarding our commitments under our debt obligations, see the Contractual Obligations table below.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies. There have been no material changes to these policies during the nine months ended September 30, 2020.

Accounting Pronouncements Adopted during the Nine Months Ended September 30, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued in March 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

During the nine months ended September 30, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840 (lease accounting guidance): Accounting for lease concessions related to the effects of the COVID-19 pandemic. Generally, changes to payment terms not contemplated by the lease contract should be accounted for under Topic 842 as a lease modification. The FASB staff has provided relief from this modification guidance through an accounting policy election, provided that changes to the payment terms do not result in a substantial increase in the rights of either the lessee or the lessor under the lease. We have elected not to apply the relief provided by the FASB Staff, and have instead accounted for all of our approximately 60 rent relief agreements as result of COVID-19 as lease modifications. See further details concerning rent relief agreements with our tenants in Note 7 to our accompanying consolidated financial statements.

Contractual Obligations
We have had significant changes to our debt structure during the nine months ended September 30, 2020 as detailed in Note 4 to our accompanying consolidated financial statements. As such, our contractual obligations related to long-term debt as of September 30, 2020 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,627,976	$27,976	$650,000	$650,000	$300,000

(1)Contractual obligations do not include amounts committed for tenant or capital improvements under leases where Piedmont is the lessor. However, see Note 7 to our accompanying consolidated financial statements for details concerning our individually material lease commitments, the timing of which may fluctuate. Additionally, Piedmont does not have any ground leases, nor does Piedmont have any material obligations as lessee under operating lease agreements as of September 30, 2020.
(2)Amounts include principal payments only and balances outstanding as of September 30, 2020, not including approximately $11.1 million of net unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $41.8 million during the nine months ended September 30, 2020, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.

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

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2018 Line of Credit, the Amended and Restated $300 Million Unsecured 2011 Term Loan, and $150 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

The estimated fair value of our debt was approximately $1.7 billion as of September 30, 2020 and $1.5 billion as of December 31, 2019. Our interest rate swap agreements in place as of September 30, 2020 and December 31, 2019 carried a notional amount totaling $100 million and $450 million, respectively with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61% and 2.30%, respectively.

As of September 30, 2020, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.2 billion has an average effective interest rate of approximately 3.76% per annum with expirations ranging from 2021 to 2030. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2020, we had no amounts outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating). The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of September 30, 2020, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.10%. The current stated interest rate spread on the Amended and Restated $300 Million Unsecured 2011 Term Loan is LIBOR plus 1.00% (based on our current corporate credit rating), which, as of September 30, 2020, resulted in an interest rate of 1.16%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2020 would increase interest expense approximately $4.5 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actual or threatened public health epidemics or outbreaks, such as the novel coronavirus (COVID-19) pandemic that the world is currently experiencing, impact the U.S. and global economies and as a result, could have a material adverse effect on our business and results of operations. During the first quarter of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. There continue to be various mandates from international, federal, state and local authorities requiring forced closures or other restrictions in many of the markets in which our buildings are located. Although many (but not all) of these restrictions have been gradually lifted, they may be re-imposed in areas that experience a resurgence of COVID-19 cases. Such restrictions, including forced closures, have affected the global economy and the regional U.S. economies in which we operate, and have negatively impacted the trading price of our common stock, as well as some of our tenants' ability to pay their rent. As a result, we have entered into lease modification agreements with approximately 60 of our tenants who have experienced disruptions in their business as a result of the pandemic. Most of these agreements defer the payment of all or some portion of three to four months of rent until later in 2020 or 2021. Piedmont has established an approximately $4.8 million general reserve related to tenant receivables; however, there can be no assurances that this amount will be sufficient to cover any future losses of rental income should these tenants be unable to pay back deferred rents when such rents become due. Although various governmental financial programs may mitigate the risk of our tenants being unable to pay their rent under our leases, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. These restrictions have also caused certain of our retail and restaurant tenants to close or operate at reduced capacity for an extended period of time, which could cause them to default on their leases.

The measures taken to curb the spread of COVID-19 may negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with restrictions imposed to curb the spread of the pandemic, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. The prevalence of work-from-home policies as a result of the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space and could result in higher cleaning costs. Our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Interest rate volatility and movements at times during the current year have also made obtaining financing or refinancing debt obligations more challenging and expensive.

The extent of the impacts of the COVID-19 pandemic, and actions taken to contain it and the consequential impacts on our operations and those of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the success of the actions taken to contain and treat the virus, and the amount, if any, of any government assistance. The long-term impact of COVID-19 on the U.S. and global economies could cause a prolonged world-wide economic downturn or recession and may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic or outbreak of contagious disease, could have a material adverse effect on our business and results of operations.

There have been no other known material changes, other than as described above, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2020.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the third quarter of 2020.

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

4.1
Supplemental Indenture, dated August 12, 2020, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2020)

4.2	Form of 3.150% Senior Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 12, 2020)

22.1	Subsidiary Issuer of Guaranteed Securities

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 29, 2020	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)