Form 10-K
period 2020-12-31
Piedmont Office Realty Trust, Inc.
filed 2021-02-17
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020
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
(Title of Class)
None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,077,362,736 based on the closing price as reported on the New York Stock Exchange. As of February 16, 2021, 123,955,273 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2021.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic that the world is currently experiencing, and governmental and private measures taken to combat such health crises, which may affect our personnel, tenants, tenants' operations and ability to pay lease obligations, demand for office space, and the costs of operating our assets;
•The adequacy of our general reserve related to tenant lease-related assets established as a result of the COVID-19 pandemic, as well as the impact of any increase in this reserve or the establishment of any other reserve in the future;
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
•Uninsured losses or losses in excess of our insurance coverage, and our inability to obtain adequate insurance coverage at a reasonable cost;
•Additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by government tenants during periods in which state or federal governments are shut down or on furlough;
•Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;
•Changes in interest rates and changes in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR after 2021;
•High interest rates which could affect our ability to finance or refinance properties;

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
•Additional risks and costs associated with owning properties occupied by tenants in particular industries, such as oil and gas, hospitality, travel, co-working, etc., including risks of default during start-up and during economic downturns;
•Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise adversely affect our stockholders;
•The future effectiveness of our internal controls and procedures; and
•Other factors, including the risk factors described in Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont," "we," "our," or "us") (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of our annualized lease revenue ("ALR") being generated from the Sunbelt. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of our buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through our wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which we control. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

As of December 31, 2020, we owned and operated 54 in-service office properties comprised of approximately 16.4 million square feet of primarily Class A office space which was 86.8% leased. Additionally, we have one redevelopment asset comprising 127,000 square feet in Orlando, Florida. Collectively, approximately 96% of our ALR is generated primarily in select sub-markets within seven major Eastern U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York, with a majority of our ALR generated from our Sunbelt markets. As we typically lease to larger, credit-worthy corporate tenants, our average lease size is between 15,000 and 20,000 square feet with an average lease term remaining of six years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our ALR derived from such tenants. No tenant accounts for more than 5.1% of our ALR.
Headquartered in Atlanta, Georgia, with regional and/or local management offices in each of our seven major markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. As of December 31, 2020, approximately 81% of our portfolio (based on square footage) has achieved such a designation, recognizing excellence in building operations and management. We also have focused on environmental sustainability initiatives at our properties, and 64% of our portfolio (based on square footage) has achieved and maintains "Energy Star" certification (a designation for the top 25% of similar buildings in energy consumption efficiency) as of December 31, 2020. In addition to operational excellence, we focus on fostering long-term relationships with our high-credit quality, diverse tenant base as evidenced by our approximately 67% tenant retention rate over the past ten years.
Our primary objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, by achieving sustainable growth in Funds From Operations, and by growing net asset value by realizing long-term capital appreciation. We manage risk by owning almost exclusively Class A, geographically diverse office properties which are among the most desirable in their respective office sub-markets. In addition to the creditworthiness of our tenants, we strive to ensure our tenants represent a broad spectrum of industry types with lease expirations that are laddered over many years. Operationally, we maintain a low leverage structure, utilizing almost exclusively unsecured financing facilities with laddered maturities. We utilize a national buying platform of property management support services to ensure optimal pricing for landlord and tenant services, as well as to consistently implement best practices and achieve sustainability standards. The strategies we intend to execute to achieve these objectives include:

Capitalizing on Acquisition/Investment Opportunities

Our overall acquisition/investment strategy focuses on properties located in select sub-markets within seven major Eastern U.S. office markets that were identified based on their positive economic and demographic growth trends so as to position our investments for long-term appreciation. We believe these sub-markets are generally characterized by their strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation access and infrastructure, and limited competitive REIT ownership. Both our acquisition and development activities are targeted towards attractively priced, high quality, Class A office properties that complement our existing portfolio in such a manner that efficiencies can be gained and our market expertise can be maximized.

Proactive Asset Management, Leasing Capabilities and Property Management

Our proactive approach to asset and property management encompasses a number of operating initiatives designed to maximize occupancy and rental rates, including the following: devoting significant resources to building and cultivating our relationships with commercial real estate executives; maintaining local management offices in markets in which we have a significant presence; demonstrating our commitment to our tenants and being socially-responsible in our local communities while maintaining the environmentally-friendly, high quality of our properties; and driving a significant volume of leasing transactions in a manner that provides optimal returns by using creative approaches, including early extensions, lease wrap-arounds and restructurings. We manage portfolio risk by structuring lease expirations to avoid, among other things, having multiple leases expire in the same market in a relatively short period of time; applying our leasing and operational expertise in meeting the specialized requirements of federal, state and local government agencies to attract and retain these types of tenants; evaluating potential tenants based on third party and internal assessments of creditworthiness; and using our purchasing power and market knowledge to reduce our operating costs and those of our tenants.

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets for which we believe full value potential during our ownership has been achieved, and redeploying the proceeds of those dispositions into new investment opportunities with higher overall return prospects.

Financing Strategy

We employ a conservative leverage strategy by typically maintaining a debt-to-gross assets ratio of between 30% to 40%, and a targeted debt to EBITDA of low 6x and below. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular point in time.

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

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio, including the creation of additional amenities for our tenants to increase both occupancy and rental rates and thereby improve returns on our invested capital, as well as to maintain and enhance the competitive positioning of our properties in their respective marketplaces.

Sustainability

We are dedicated to environmentally sustainable practices that enhance our commitment to provide the highest quality office properties and produce an annual ESG report, available on our website. We strive to own and manage workplaces that are environmentally conscious, productive, and healthy for our tenants, employees, and local communities by:

•empowering our property teams with the data and tools they need to sustainably manage their buildings;
•leveraging industry partnerships with BOMA, Energy Star, and U.S. Green Building Council, to confirm and advance the energy and sustainability performance of our assets; and

•implementing processes that continually improve our environmental performance.

Further details concerning Piedmont's environmental, social, and governance policies and initiatives, as well as its 2019 sustainability report, can be found on Piedmont's website, www.piedmontreit.com under the "ESG" section. The information contained on our website is not incorporated herein by reference.

Social Responsibility

•Promotion of Equity: As the public discussion surrounding equality in our country continues, so do Piedmont’s efforts to end prejudice and discrimination. Piedmont is committed to demonstrating fairness, equality, and respect to all individuals that we interact with in our communities to bring about positive change. Our commitment includes regularly monitoring and making any necessary changes to our own policies, conduct, and actions, as well as promoting anti-prejudice causes in our communities. In an effort to underscore and promote these values, Piedmont has made financial commitments to the Anti-defamation League, the NAACP, The National Association of Criminal Defense Lawyers, and the Brennan Center for Justice.

•Contribution to Local Communities: In addition to financial contributions through the Piedmont Wayne Woody Foundation, a foundation created to honor of our late Chairman of the Board, W. Wayne Woody, Piedmont recognizes the value and benefit of employee volunteerism and fully appreciates its positive impact on the community, the employees, and ultimately, Piedmont by promoting team building, collaboration, and unity.

•Scholarships to Support Diversity and Equity Efforts: Piedmont invests in the education and the career development of scholars from two Historically Black Colleges and Universities (HBCUs) including Morehouse College (Atlanta, GA) and Howard University (Washington, DC) through the need-based Piedmont Office Realty Trust Scholarship Program. The program provides scholastic support to rising sophomore students seeking an Economic, Finance, Accounting, Engineering, or real estate specific degree with a renewable scholarship for three years (for the Piedmont Scholars’ Sophomore, Junior and Senior years). The scholarship also offers each student the opportunity to intern with Piedmont and acquire a firsthand experience in commercial real estate. We believe that developing a diverse, talented, and skilled pipeline of future candidates for Piedmont and the commercial real estate industry begins with supporting the education and career paths of students today. Our hope is the Program provides career success and an expanded knowledge of commercial real estate for participating students.

Information Regarding Disclosures Presented

ALR, a non-GAAP measure, is calculated by multiplying (i) current rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development properties and properties taken out of service for redevelopment, if any.

Human Capital Resources

As of December 31, 2020, we had 137 employees, with 49 of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in our seven major markets. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing. Approximately 66% of our workforce is salaried, with the remaining 34% compensated on an hourly basis.

We strive and are committed to hiring and supporting a diverse workforce that fosters skilled and motivated people working together to deliver results in support of our core business values. We encourage all employees, tenants, and vendors to mutually respect one another's diversity in order to maintain a cohesive work environment that values fairness and equal treatment. In 2020, our employees, managers, and the majority of our contractors received professional training on workplace harassment and cybersecurity. In addition our employees received diversity and inclusion, ethics, pandemic health, and safety training. Select managers also received individual management development. We intend to provide an environment that is diverse, equitable, unbiased, pleasant, healthy, comfortable, and free from intimidation, hostilities, or other offenses that might interfere with work performance. We apply this policy to all of our employees, suppliers, and vendors, regardless of their geographic location. For more information on how we manage our workforce, please refer to our website: www.piedmontreit.com under the "ESG" section. The information contained on our website is not incorporated herein by reference.

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

Government Regulations

All real property and the operations conducted on real property are subject to various federal, state, and local laws and regulations. Under the Americans with Disabilities Act (“ADA”) for example, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. We may incur substantial costs to comply with the ADA or any other legislation. Noncompliance with ADA could result in the imposition of fines by the federal government or the award of damages to private litigants.

Furthermore, under various federal, state, and local environmental laws, ordinances, and regulations, we may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs, and the costs of compliance with these laws, ordinances and regulations, could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. The presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings.

While we believe that we are currently in material compliance with these laws and regulatory requirements, compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures or may impose additional liabilities on us, including environmental liabilities. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. If we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected. See Item 1A. Risk Factors for further discussion of the risks associated with compliance with regulations and environmental concerns.

Segment Information

As of December 31, 2020, our reportable segments are determined based on geographic markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 17, Segment Information, to the accompanying consolidated financial statements.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2020, our tenants come from broadly diversified industry sectors and no individual tenant represented more than 5.1% of our ALR.

Other Matters

We have contracts with various governmental agencies, exclusively in the form of operating leases in buildings we own. See Item 1A. Risk Factors for further discussion of the risks associated with these contracts.

Website Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other filings with the Securities and Exchange Commission (the "SEC"), including any amendments to such filings, may be obtained free of charge from the following website, www.piedmontreit.com, or directly from the SEC’s website at www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC. Information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

The risks summarized and detailed below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially harm our business, operating results, cash flows and/or financial condition, impair our future prospects, negatively affect our ability to make distributions to our stockholders and/or cause the price of our common stock to decline. You should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements, our consolidated financial statements and the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties, and assumptions relating to our business.

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

Risks Related to Our Business and Operations
•actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic, and governmental and private measures taken to combat such health crises;
•economic, regulatory, socio-economic and/or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space;
•competition in the leasing market;
•conditions of the office market in general, and of the specific markets in which we operate;
•lease termination and/or tenant defaults, particularly by one of our significant lead tenants;
•early terminations of leases;
•managing properties owned by governmental tenants;
•adverse market and economic conditions;
•difficulty in identifying and consummating suitable acquisitions that meet our investment criteria;
•future acquisitions of properties may not yield anticipated returns, may disrupt our business, and may strain our resources;
•acquired properties may be located in new, unfamiliar markets;
•illiquidity of real estate investments;
•inability to dispose of properties in a timely or efficient manner;
•development and construction delays;
•our development strategies may not be successful;
•future terrorist attacks;
•cybersecurity incidents and security;
•uninsured losses or losses in excess of our insurance coverage;
•insolvency of our insurance carriers;
•lack of sole decision-making authority for our joint venture investments;
•costs of complying with governmental laws and regulations;
•liability for environmental contamination or adverse environmental conditions in our buildings;
•physical and transitional effects of climate change;
•loss of key personnel;
•litigation;
•ineffective disclosure controls or internal controls;
•failure to comply with the Americans with Disabilities Act or similar regulations;

Risks Related to Our Organization and Structure

•our organizational documents contain provisions that may have an anti-takeover effect and discourage third parties from seeking change of control transactions;
•our charter limits the number of shares a person may own which may discourage a takeover;
•our board of directors can take many actions without stockholder approval;
•our board or directors can issue stock with terms that may subordinate the rights of our common stockholders which may discourage a takeover;
•our board of directors could elect for us to be subject to certain Maryland law limitations on changes in control that could prevent transactions;
•our rights and the rights of our stockholders to recover claims against our directors and officer are limited;

Risks Related to Tax Matters

•failure to qualify as a REIT;
•changes in tax laws;
•incurring certain tax liabilities;
•differences between the recognition of taxable income and the actual receipt of cash;
•our distributions do not qualify for certain reduced tax rates;
•a re-characterization of transaction may result in lost tax benefits or prohibited transactions;
•adverse changes in state and local tax laws;
•property taxes affecting returns on real estate;

Risks Associated with Debt Financing

•continuing to incur mortgage or other debt;
•high interest rates;
•restrictive debt covenants;
•increases in variable -rate debt payments;
•changes in interest rates that impact our interest rate derivative contracts;
•change in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR after 2021;
•a downgrade in our credit rating;

General Risks

•changes in our dividend policy;
•price and volume fluctuations in the public market, including on the New York Stock Exchange;
•future offering of debt securities;
•changes in interest rates;
•securities analysts' coverage of our common stock.

Risks Related to Our Business and Operations

Actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic that the world is currently experiencing, and governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results.

The COVID-19 pandemic that the world is currently experiencing has adversely impacted the U.S. and global economies and our business and results of operations, changing in several ways the manner in which we operate with more emphasis on tenant and employee wellness, higher reliance on remote connectivity, and increased monitoring of tenant credit-worthiness. Various mandates from international, federal, state and local authorities requiring forced closures or other restrictions continue to impact certain markets in which our buildings are located. Although some of these restrictions have been relaxed in certain jurisdictions, others have been reinstated in areas that experienced a resurgence of COVID-19 cases. Such restrictions have affected the global economy and the regional U.S. economies in which we operate, and have negatively impacted some of our tenants' ability to pay their rent. As a result, we have entered into lease modification agreements with approximately 70 of our tenants who have experienced disruptions in their business as a result of the pandemic. Most of these agreements deferred the payment of all or some portion of three to four months of rent until 2021. The restrictions put in place to combat the pandemic have also caused certain of our retail and restaurant tenants to close or operate at reduced capacity for an extended period of time, which could cause such tenants to default on their leases. Our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Although various governmental financial programs may mitigate the risk of our tenants being unable to pay their rent under our leases, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. Piedmont has an approximately $4.6 million general reserve as of December 31, 2020 related to tenant lease-related assets. There can be no assurances that this amount will be sufficient to cover any future losses of rental income should these tenants be unable to pay back deferred rents when such rents become due.

The measures taken to curb the spread of COVID-19 may increase our costs, which may not be fully recoverable under our leases or adequately covered by insurance, and could impact our profitability. In addition, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. The prevalence of work-from-home policies as a result of the pandemic may alter tenant preferences and/or demand in the long term with respect to leasing office space.

The impact on our operations and those of our tenants of the COVID-19 pandemic and of actions taken to contain it remains highly uncertain and difficult to predict, and will depend on future developments, including the scope, severity and duration of the pandemic, the success of the actions taken to contain and treat the virus, the availability and effectiveness of vaccines or other treatments, and the availability of government assistance. The long-term impact of COVID-19 on the U.S. and global economies could cause a prolonged world-wide economic downturn or recession and may lead to corporate bankruptcies among our tenants. Any of these developments, and other effects of the ongoing global pandemic of COVID-19 or any other pandemic, epidemic or outbreak of contagious diseases, could have a material adverse effect on our business and results of operations. In addition, many of the other risk factors described herein are heightened by the effects of the COVID-19 pandemic and related economic conditions, which could result in material adverse effects on our business and results of operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on how we have been impacted by the COVID-19 pandemic and the steps we have taken in response.

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

•changes in the patterns of office or parking garage use due to telecommuting or work-from-home arrangements becoming more prevalent or that reduce the demand for office workers or parking spaces generally;
•increased demand for "co-working" or sharing of office space with other companies;
•increased supply of office space due to the conversion of other asset classes such as shopping malls and other retail establishments to office space;
•the attractiveness of our properties to potential tenants and competition from other available properties;
•changes in interest rates and availability of permanent financing sources that may render the sale of a property difficult or unattractive or otherwise reduce returns to stockholders;
•changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent, and tenant improvement allowances;
•the financial stability of our tenants or groups of tenants in specific industry sectors (such as the oil and gas, hospitality, travel, and co-working sectors), including bankruptcies, financial difficulties, or lease defaults by our tenants;
•the inability to finance property development or acquisitions on favorable terms;
•changes in operating costs and expenses, including costs for maintenance, insurance, and real estate taxes, and our inability to timely adjust rents in light of such changes;
•the need to periodically fund the costs to repair, renovate, and re-let space;
•earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or under-insured losses;
•health crises such as the spread of communicable diseases;
•changes in, or increased costs of compliance with, governmental regulations, including those governing usage, zoning, the environment, and taxes; and
•significant changes in accounting standards and tax laws.

In addition, periods of economic slowdown or recession, rising interest rates, or declining demand for real estate could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from generating sufficient cash flow to operate our business, make distributions to our stockholders, or maintain the value of our real estate properties.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space.

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. The competition for credit worthy tenants is intense, and we may have difficulty competing, especially with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates, or those that have the ability to offer superior amenities or more flexible leasing terms. If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space to new tenants, the terms and other costs of renewal or re-letting, including the cost of required renovations or additional amenities, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvements, leasing commissions, or other costs increase, our financial condition, operating results, or cash flows could be adversely affected.

Our rental revenues will be significantly influenced by the conditions of the office market in general and of the specific markets in which we operate.

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Further, our portfolio of properties is primarily located in seven major metropolitan areas: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. Collectively, these seven metropolitan areas accounted for approximately 96% of our ALR as of December 31, 2020. As a result, we are particularly susceptible to adverse market conditions in these cities, including any reduction in demand for office properties, industry slowdowns, civil unrest, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates, could adversely affect our rental revenues and operating results.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Many of our tenants may be adversely impacted by the specific consequences of the COVID-19 pandemic or various geopolitical developments that negatively affect international trade, including the uncertainty surrounding the terms of the United Kingdom’s withdrawal from the European Union or the implementation of tariffs on imported or exported goods. If any of our tenants, or groups of tenants in specific industry sectors, experience or anticipate an adverse change in their respective businesses for any reason, they may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If any leases are terminated or defaulted upon, we may also be unable to re-lease the property for the rent previously received or to sell the property without incurring a loss. In addition, significant expenditures related to debt payments, real estate taxes, insurance, and maintenance costs are generally fixed or may not decrease immediately when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2020, only two tenants represented 5% or more of our revenue stream: US Bancorp (5.1% of ALR) and State of New York (5.0% of ALR). The revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

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

We currently own four properties in which some of the tenants are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property) agree to comply with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intended to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. We face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

Adverse market and economic conditions may cause us to recognize impairment charges on tangible real estate and related lease intangible assets or otherwise impact our performance.

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

Adverse market and economic conditions could cause us to recognize impairment charges on our goodwill.

We review the value of our goodwill on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill may exceed the estimated fair value of such assets. Such interim events could be adverse changes in legal matters or in the business climate, adverse action or assessment by a regulator, the loss of key personnel, or persistent declines in our stock price below our carrying value. Volatility in the overall market could cause the price of our common stock to fluctuate and cause the carrying value of our company to exceed the estimated fair value. If that occurs, our goodwill could potentially be impaired. Impairment charges recognized in order to reduce our goodwill could materially and adversely affect our financial condition and results of operations.

Our earnings growth will partially depend upon future acquisitions of properties, and we may not be successful in identifying and consummating suitable acquisitions that meet our investment criteria.

Our business strategy primarily involves the acquisition of high-quality office properties in selected markets. This strategy requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms, if at all. Failure to identify or consummate acquisitions could slow our growth. Likewise, we may incur costs pursuing acquisitions that we are ultimately unsuccessful in completing.

We also face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy, any of which could adversely affect our financial condition, results of operations or cash flows.

Future acquisitions of properties may not yield anticipated returns, may disrupt our business, and may strain management resources.

We intend to continue acquiring high-quality office properties, subject to: the availability of attractive properties, our ability to arrange financing, and our ability to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns. To the extent that we engage in acquisition activities, they will pose the following risks, among others:

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
•the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for office space; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, unknown/undisclosed latent structural issues or maintenance problems, claims by tenants, vendors or others against the former owners of the properties, and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

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

Because real estate investments are relatively illiquid and large-scale office properties such as many of those in our portfolio are particularly illiquid, our ability to sell promptly one or more properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

We may not be able to dispose of properties that no longer meet our strategic plans or to timely and efficiently apply the proceeds from any disposition of properties.

We may seek to dispose of properties that no longer meet our strategic plans with the intent to use the proceeds generated from such potential disposition to acquire additional properties better aligned with our investment criteria and growth strategy or to fund other operational needs. We may not be able to dispose of these properties for the proceeds we expect, or at all, and we may incur costs and divert management attention from our ongoing operations as part of efforts to dispose of these properties, regardless of whether such efforts are ultimately successful. In addition, if we are able to dispose of those properties, we may not be able to re-deploy the proceeds in a timely or more efficient manner, if at all. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of new properties. The failure to dispose of properties, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities, could have an adverse effect on our results of operations.

Our operating results may suffer because of development and construction delays and resultant increased costs and risks.

From time to time, we engage in various development and re-development projects where we may be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. Delays in completing construction could also give tenants the right to terminate pre-construction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. Further, we may incur unanticipated additional costs related to disputes with existing tenants during redevelopment projects. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.

Projects with long lead times may increase leasing risk due to changes in market conditions.

Our real estate development strategies may not be successful.

From time to time, we engage in various development and redevelopment activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations and cash flows, including, but not limited to:

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
•we may not achieve sufficient occupancy levels and/or obtain sufficient rents to make a completed project profitable; and
•substantial renovation and development activities may require a significant amount of management’s time and attention, diverting their attention from our other operations.

Future terrorist attacks, armed hostilities, or civil unrest in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties.

Our portfolio of properties is primarily located in the following major metropolitan areas: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York, any of which could be, and some of which have been, the target of terrorist attacks or armed hostilities. Future terrorist attacks and other acts of hostility or war could severely impact the demand for, and value of, our properties. Terrorist attacks, other armed hostilities, or civil unrest in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. Attacks or armed conflicts could result in increased operating costs including building security, property and casualty insurance, and property maintenance. As a result of terrorist activities or other armed hostilities, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from an attack. A decrease in demand could also make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks or armed hostilities otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

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

Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. In addition, social engineering and phishing are a particular concern for companies with employees. We are continuously working to install new networks and to upgrade our existing networks, building operating and information technology systems, and to train employees against phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. However, such upgrades, new technology and training may not be sufficient to protect us from all risks.

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

We carry comprehensive general liability, fire, rental loss, environmental, cybersecurity, and umbrella liability coverage on all of our properties and earthquake, wind, and flood coverage on properties in areas where such coverage is warranted. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage, and industry practice. However, we may be subject to certain types of losses, those that are generally catastrophic in nature, such as losses due to wars, conventional or cyber terrorism, armed hostilities, chemical, biological, nuclear and radiation (“CBNR”) acts of terrorism and, in some cases, earthquakes, hurricanes, and flooding, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss that is uninsured or that exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Under the Terrorism Risk Insurance Act, which is currently effective through December 31, 2027, United States insurers cannot exclude conventional (non-CBNR) terrorism losses and must make terrorism insurance available under their property and casualty insurance policies. However, this legislation does not regulate the pricing of such insurance. In some cases, lenders may insist that commercial property owners purchase coverage against terrorism as a condition of providing financing. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses.

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

Costs of complying with governmental laws and regulations may reduce our net income.

All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. In addition, under the Americans with Disabilities Act ("ADA"), places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Tenants’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Noncompliance with ADA could result in the imposition of fines by the federal government or the award of damages to private litigants. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures or may impose additional liabilities on us, including environmental liabilities. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Although we believe that our properties are currently in material compliance with these regulatory requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance. Any material expenditures, liabilities, fines, or damages we must pay will reduce our net income and cash flows.

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

The cost of defending against claims of liability, of remediating any contaminated property, or of paying personal injury claims could reduce our net income and cash flows.

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

The properties also may contain or develop harmful mold or suffer from other air quality issues. Any of these materials or conditions could result in liability for personal injury and costs of remediating adverse conditions, which could have an adverse effect on our results of operations or cash flows.

As the owner of real property, we could become subject to liability for a tenant’s failure to comply with environmental requirements regarding the handling and disposal of regulated substances and wastes or for non-compliance with health and safety requirements, which requirements are subject to change.

Some of our tenants may handle regulated substances and wastes as part of their operations at our properties. Environmental laws regulate the handling, use, and disposal of these materials and subject our tenants, and potentially us, to liability resulting from non-compliance with these requirements. The properties in our portfolio also are subject to various federal, state, and local health and safety requirements, such as state and local fire requirements. If we or our tenants fail to comply with these various requirements, we might incur governmental fines or private damage awards. Moreover, we do not know whether or the extent to which existing requirements or their enforcement will change or whether future requirements will require us to make significant unanticipated expenditures, either of which could materially and adversely impact our financial condition, results of operations or cash flows. If our tenants become subject to liability for noncompliance, it could affect their ability to make rental payments to us.

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

We may face possible risks associated with the transition to a lower-carbon economy.

Transitioning to a lower-carbon economy may entail extensive policy, legal, technological, and market changes to address mitigation and adaption requirements related to climate change. Depending on the nature, speed, and focus of these changes, transition risks may pose varying levels of financial and reputational risk to us and/or our tenants. Policy action around climate change such as implementing carbon-pricing mechanisms to reduce green house gas emission, shifting energy use toward lower emission sources, adopting energy-efficiency solutions, encouraging greater water efficiency measures, and promoting more sustainable land-use practices can result in financial impacts to both us and our tenants. Alterations to third-party certifications/ratings may impact investor or tenant demand and consequential valuation for buildings with lower scoring. Climate related litigation claims can result in financial and reputational damage. Technology improvements or innovations that support the transition to a lower-carbon, energy efficient economic system and shifts in supply and demand for certain commodities, products, and services as climate-related risks and opportunities are increasingly taken into account may affect the strength and competitiveness of our tenants' business, and ultimately their ability to meet their rental obligations to us. Climate change has also been identified as a potential source of reputational risk tied to changing customer or community perceptions of an organization's contribution to or detraction from the transition to a lower-carbon economy.

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

Risks Related to Tax Matters

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

If we, or our subsidiary REIT, were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, the non-qualifying REIT would not be allowed a deduction for dividends paid to its stockholders in computing our taxable income and would be subject to U.S. federal income tax on its taxable income at corporate rates. Moreover, unless the non-

qualifying REIT were to obtain relief under certain statutory provisions, the non-qualifying REIT also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of such additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax.

Changes in tax laws may eliminate the benefits of REIT status, prevent us from maintaining our qualification as a REIT, or otherwise adversely affect our stockholders.

New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. In particular, the Tax Cuts and Jobs Act ("H.R. 1"), which was effective for us for tax year 2018, made many significant changes to the U.S. federal income tax laws. A number of the changes that affected noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, makes certain changes to H.R.1. These changes impacted us, our stockholders, and our tenants in various ways and the IRS continues to issue clarifying guidance with respect to certain of the provisions of H.R. 1 and the CARES Act, any of which may be adverse or potentially adverse compared to prior law. Additional changes to tax laws are likely to continue to occur in the future. Accordingly, there is no assurance that we can continue to operate with the current benefits of our REIT status or that a change to the tax laws will not adversely affect the taxation of our stockholders. If there is a change in the tax laws that prevents us from qualifying as a REIT, that eliminates REIT status generally, or that requires REITs generally to pay corporate level income taxes, our results of operations may be adversely affected and we may not be able to make the same level of distributions to our stockholders, and changes to the taxation of our stockholders could have an adverse effect on an investment in our common stock.

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

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by H.R. 1 will require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statement (subject to an exception for certain income that is already subject to a special method of accounting under the Code). This could cause us to recognize taxable income prior to the receipt of the associated cash. H.R. 1 also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase our taxable income and our required distributions. However, under H.R. 1, as modified by the CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely. Net operating losses of a REIT may not be carried back to any taxable year, regardless of whether the taxpayer qualified as a REIT in such taxable year. In addition, beginning after December 31, 2017, H.R. 1 had limited the deduction of net operating losses to 80% of current year taxable income (determined without regard to the deduction for dividends paid). The CARES Act eliminates this 80% limitation for taxable years beginning before January 1, 2021. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.

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

Property taxes may decrease returns on real estate.

Real property owned by us will be subject to real property taxes and, in some instances, personal property taxes or franchise taxes. Such real and personal property taxes and franchise taxes may increase as property tax or franchise tax rates change and as the properties are assessed or reassessed by taxing authorities. An increase in property taxes on or franchise taxes related to our real property could affect adversely our financial condition, results of operations, cash flow and ability to make distributions to stockholders and could decrease the value of that real property.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of December 31, 2020, we had total outstanding indebtedness of approximately $1.6 billion and a total debt to gross assets ratio of 34.4%. Although the instruments governing our unsecured and secured indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

Significant borrowings by us increase the risks of an investment in us. Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. For example, defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. Although no such instances exist as of December 31, 2020, if we were to default on our indebtedness, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds.

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

In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things our financial condition, results of operations and market conditions at the time; and restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of assets sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures or strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If debt financing is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. We may be unable to refinance properties. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

Currently, any outstanding draws on our $500 Million Unsecured 2018 Line of Credit and our variable-rate debt instruments which are not subject to hedging under interest rate swap agreements represent our exposure to interest rate changes. In addition, any outstanding draws under the $500 Million Unsecured 2018 Line of Credit are subject to LIBOR locks of various length. However, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

Changes in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR after 2021 may adversely affect our results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The cessation date for submission and publication of rates for certain tenors of U.S. dollar LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. Financial regulators in the United Kingdom, the European Union, Japan, and Switzerland also have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States.

As of December 31, 2020, approximately $555 million of our outstanding indebtedness had interest rate payments determined directly or indirectly based on LIBOR. In addition, we currently have interest rate swaps with a notional value of $100 million that also use LIBOR as a reference rate. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding floating rate indebtedness or any future indebtedness we incur may increase. Transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition.

The replacement or disappearance of LIBOR may adversely affect the value of and costs associated with our LIBOR-based obligations and the availability, pricing and terms of LIBOR-based interest rate swaps we use to hedge our interest rate risk. Alternative reference rates, such as SOFR, may not align with our assets, liabilities, and hedging instruments, which could reduce the effectiveness of certain of our interest rate hedges, and could cause increased volatility in our earnings. We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences between any alternative reference rates used by our interest rate hedges and our outstanding indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

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

General Risks

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

•changes in the perceived demand for office space;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2020.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2020, we owned interests in 54 in-service office properties, and approximately 96% of our ALR was generated from select sub-markets located within the following major U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York, with a majority of such revenue coming from Sunbelt markets. As of December 31, 2020 and 2019, our in-service portfolio was 86.8% and 89.7% (as restated to include one previously out-of-service asset, Two Pierce Place in Itasca, Illinois, which was placed back into service on January 1, 2020) leased, respectively, with an average lease term remaining as of each period end of approximately six years and an average lease size of between 15,000 and 20,000 square feet. Only two tenants account for 5% or more of our ALR; US Bancorp (5.1% of ALR) and State of New York (5.0% of ALR).

ALR related to our in-service portfolio was $515.1 million, or $36.12 per leased square foot, as of December 31, 2020 as compared with $496.2 million, or $33.91 per leased square foot, as of December 31, 2019. These rental rates are presented before consideration of the fact that several of our largest tenants self-perform various aspects of their building management; therefore, we do not count those expenses in our gross rent calculations. If the costs of these functions are added to these leases, our average gross rent for our in-service portfolio as of December 31, 2020, increases to $36.87 per leased square foot.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2020:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Dallas	$101,639	3,549	19.7	86.0
Atlanta	90,783	3,388	17.6	84.9
Washington, D.C.	70,204	1,620	13.6	82.0
Minneapolis	65,997	2,104	12.8	93.3
Boston	58,983	1,885	11.5	91.7
Orlando	54,404	1,754	10.6	92.3
New York	50,186	1,029	9.7	93.8
Other (1)	22,942	1,099	4.5	66.1
	$515,138	16,428	100.0	86.8

(1)Includes 1430 Enclave Parkway and Enclave Place in Houston, Texas; and Two Pierce Place in Chicago, Illinois.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2020 during each of the next thirteen years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
Available space	$—	—
2021	29,929	5.8
2022	54,918	10.7
2023	52,422	10.2
2024	62,222	12.1
2025	58,546	11.4
2026	34,487	6.7
2027	43,691	8.5
2028	46,505	9.0
2029	28,000	5.4
2030	19,106	3.7
2031	6,224	1.2
2032	11,547	2.2
Thereafter	67,541	13.1
	$515,138	100.0

Certain Restrictions Related to our Properties

As of December 31, 2020, only the 5 Wall Street building in Burlington, Massachusetts is held as collateral for debt, and no properties were subject to ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding our properties as of December 31, 2020.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 16, 2021, there were 8,724 common stockholders of record of our common stock.

Distributions

We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income (not including a return of capital for federal income tax purposes). One of our primary goals is to pay regular quarterly distributions to our stockholders. The amount of distributions paid and the taxable portion thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors declared a $0.21 dividend for each of the four quarters of 2020.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2015 through December 31, 2020. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
12/31/15
12/31/2016
12/31/17
12/31/18
12/31/19
12/31/20
Piedmont Office Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2015	2016	2017	2018	2019	2020
Piedmont Office Realty Trust, Inc.	$100.00	$115.62	$115.73	$105.20	$142.99	$109.42
FTSE NAREIT Equity Office	$100.00	$113.17	$119.11	$101.84	$133.83	$109.16
FTSE NAREIT Equity REITs	$100.00	$108.52	$114.19	$108.91	$137.23	$126.25
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish Piedmont’s stockholders with such information and, therefore, is not deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2020, we repurchased and retired approximately 2.2 million shares of our common stock in the open market as part of our board-authorized stock repurchase plan as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2020 to October 31, 2020	—	$—	—	$200,000
November 1, 2020 to November 30, 2020	1,530	$13.19	1,530	$179,811
December 1, 2020 to December 31, 2020	660	$15.87	660	$169,329	(1)
Total	2,190	$14.00	2,190

(1)Amounts available for purchase relate only to remaining capacity under our stock repurchase plan as of December 31, 2020. On February 19, 2020, our Board of Directors authorized the repurchase of up to $200 million of shares of our common stock pursuant to the stock repurchase plan between February 2020 and February 2022, at the discretion of management, of which $169.3 million of capacity remained as of December 31, 2020.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 (in thousands except for per-share data). Our selected financial data is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), except as noted below.

	2020	2019	2018	2017	2016
Statement of Income Data:
Total revenues	$535,024	$533,178	$525,967	$574,173	$555,715
Property operating costs	$214,933	$211,380	$209,338	$222,441	$220,796
Depreciation and amortization	$203,869	$182,681	$171,251	$194,655	$202,852
Impairment loss on real estate assets	$—	$8,953	$—	$46,461	$33,901
General and administrative expenses	$27,464	$37,895	$29,713	$29,319	$27,382
Interest and other expense	$(61,739)	$(60,023)	$(61,065)	$(63,622)	$(64,477)
Gain on sale of real estate assets	$205,666	$197,010	$75,691	$115,874	$93,410
Net income	$232,685	$229,256	$130,291	$133,549	$99,717
Per-Share Data:
Per weighted-average common share data:
Income from continuing operations per share—basic and diluted	$1.85	$1.82	$1.00	$0.92	$0.69
Cash dividends declared per common share	$0.84	$0.84	$0.84	$1.34	$0.84
Weighted-average shares outstanding—basic (in thousands)	125,730	125,709	130,161	145,044	145,230
Weighted-average shares outstanding—diluted (in thousands)	126,104	126,182	130,636	145,380	145,635
Balance Sheet Data (at period end):
Total assets	$3,739,810	$3,516,757	$3,592,429	$3,999,967	$4,368,168
Total stockholders’ equity	$1,897,961	$1,818,974	$1,712,140	$1,986,489	$2,097,703
Outstanding debt	$1,622,004	$1,481,404	$1,685,472	$1,726,927	$2,020,475
NAREIT Funds from Operations Data (1):
GAAP net income applicable to common stock	$232,688	$229,261	$130,296	$133,564	$99,732
Depreciation and amortization	202,568	181,721	170,348	193,904	202,268
Impairment loss	—	8,953	—	46,461	33,901
Gain on sale- wholly-owned properties and unconsolidated partnerships	(205,666)	(197,010)	(75,691)	(119,557)	(93,410)
NAREIT Funds From Operations applicable to common stock (1)	$229,590	$222,925	$224,953	$254,372	$242,491
Retirement and separation expenses associated with senior management transition in June 2019	—	3,175	—	—	—
Acquisition costs	—	—	—	6	976
Loss on extinguishment of debt	9,336	—	1,680	—	—
Net recoveries of casualty loss and litigation settlements	—	—	—	—	(34)
Core Funds From Operations applicable to common stock (1)	$238,926	$226,100	$226,633	$254,378	$243,433
Amortization of debt issuance costs, fair market adjustments on notes payable, and discount on Senior Notes	2,833	2,101	2,083	2,496	2,610
Depreciation of non real estate assets	1,216	872	813	809	841
Straight-line effects of lease revenue and net effect of amortization of below-market in-place lease intangibles	(34,885)	(18,734)	(21,595)	(28,067)	(26,609)
Stock-based compensation adjustments	7,014	5,030	7,528	6,139	5,620
Acquisition costs	—	—	—	(6)	(976)
Non-incremental capital expenditures	(77,682)	(49,653)	(44,004)	(35,437)	(35,568)
Adjusted Funds From Operations applicable to common stock (1)	$137,422	$165,716	$171,458	$200,312	$189,351

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 6, Selected Financial Data, above and our audited consolidated financial statements and notes thereto as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” set forth in Item 1A. of this report.

During 2020, all of our properties remained open and fully operational for tenants to utilize as they deemed appropriate. Given our low-leverage operating model of long-term leases to creditworthy tenants, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations, our overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties. Our revenues increased year over year; several capital transactions were successfully completed; and our Core Funds From Operations increased approximately 6% in 2020 compared to the prior year. In response to the COVID-19 pandemic, we have completed stress testing of our various financial covenants assuming decreases in rental and parking income as appropriate and determined that we still have significant capacity with respect to all our covenant ratios. During the fourth quarter of 2020, we collected approximately 99% of our billed contractual rents on a monthly basis.

We continued to experience the repercussions of the COVID-19 pandemic during the fourth quarter of 2020, including the residual effect of forced closures and other restrictions that have had a material adverse effect on the global economy and the regional U.S. economies in which Piedmont operates. Specifically, the pandemic and its impact on the U.S., as well as the global economy, has negatively impacted the trading price of Piedmont's common stock and some of Piedmont's tenants' ability to pay their rent. As of the date of this filing, we have entered into approximately 70 agreements with various tenants that primarily deferred approximately $7.1 million of 2020 rent payments into fourth quarter of 2020 or the year ending December 31, 2021. The vast majority of tenants in repayment periods for prior deferrals have been performing well, with approximately $1.3 million of the $7.1 million already collected. Nonetheless, Piedmont has established an approximately $4.6 million general reserve for potential collectibility issues. There can be no assurances that this amount will be sufficient to cover any future losses of rental income should these tenants be unable to pay back deferred rents when such rents become due. The long-term impacts of the COVID-19 pandemic remain unknown. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of Piedmont's tenants which could, in turn, adversely impact Piedmont's business, financial condition and results of operations.

Piedmont will continue to work closely with its tenants and address their concerns on a case-by-case basis, seeking solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. During the fourth quarter of 2020, we sold our last three properties in New Jersey (consisting of 600 Corporate Drive and 200 and 400 Bridgewater Crossing, collectively the "New Jersey Portfolio"), and used a portion of the proceeds to purchase an asset in downtown Orlando, Florida. We have approximately $462 million of capacity on our $500 million line of credit available as of filing. When necessary, we may seek new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2020 and 2019, we incurred the following types of capital expenditures (in thousands):

	December 31, 2020	December 31, 2019
Capital expenditures for redevelopment/ renovations	$18,600	$11,901
Other capital expenditures, including building and tenant improvements	93,980	91,652
Total capital expenditures (1)	$112,580	$103,553

(1)Of the total amounts paid, approximately $0.6 million and $2.7 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2020 and 2019, respectively.

"Capital expenditures for redevelopment/renovations" during the year ended December 31, 2020 primarily related to a redevelopment project to upgrade amenities at our 200 South Orange building in Orlando, Florida, as well as a redevelopment master plan project to upgrade common areas, amenities, and parking, at our Galleria buildings in Atlanta, Georgia. Expenditures during the year ended December 31, 2019 primarily related to a redevelopment project to upgrade amenities at our US Bancorp building in Minneapolis, Minnesota, as well as a redevelopment project to upgrade common areas, amenities, and parking, at our Two Pierce Place building in Itasca, Illinois.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties, including tenant improvements totaling approximately $13.4 million for the 520,000 square foot, 20-year renewal and expansion of the State of New York at our 60 Broad Street building in New York City incurred during the year ended December 31, 2020.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the year ended December 31, 2020, we committed to spend approximately $5.79 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.86 (net of expired lease commitments) for the year ended December 31, 2019. As of December 31, 2020, we had one individually significant unrecorded tenant allowance commitment outstanding of approximately $38.2 million related to the State of New York's lease at our 60 Broad Street building mentioned above.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors, including being highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. For example, we anticipate negotiating the long-term renewal of a majority of the City of New York's 313,000 square foot lease at our 60 Broad Street building. Depending on the length of the lease term, we anticipate committing to spend significant capital for market-based tenant improvement allowances and leasing commissions associated with the renewal.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of December 31, 2020, we had approximately $169.3 million of board-authorized capacity remaining for future stock repurchases. Finally, although we have no scheduled debt maturities until the third quarter of 2021, we may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations (2020 vs. 2019)

Overview

Net income applicable to common stockholders for the year ended December 31, 2020 was $232.7 million, or $1.85 per diluted share, as compared with net income applicable to common stockholders of $229.3 million, or $1.82 per diluted share, for the year ended December 31, 2019. Results for the year ended December 31, 2020 included approximately $205.7 million of gains on sales of real estate assets, whereas the prior year included approximately $188.1 million of gains on sales of real estate assets net of impairment losses, a $0.14 per diluted share increase from the prior year. However, the increase was mostly offset by an increase in amortization expense related to acquired lease intangible assets as part of the net property acquisition activity subsequent to January 1, 2019.

Comparison of the accompanying consolidated statements of income for the year ended December 31, 2020 vs. the year ended December 31, 2019.

The following table sets forth selected data from our consolidated statements of income for the years ended December 31, 2020 and 2019, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2020	% of Revenues	December 31, 2019	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$519.9		$511.9		$8.0
Property management fee revenue	2.9		3.4		(0.5)
Other property related income	12.2		17.9		(5.7)
Total revenues	535.0	100%	533.2	100%	1.8
Expense:
Property operating costs	214.9	40%	211.4	40%	3.5
Depreciation	110.6	21%	106.0	19%	4.6
Amortization	93.3	17%	76.7	14%	16.6
Impairment losses on real estate assets	—	—%	8.9	2%	(8.9)
General and administrative	27.5	5%	37.9	7%	(10.4)
	446.3		440.9		5.4
Other income (expense):
Interest expense	(55.0)	10%	(61.6)	12%	6.6
Other income	2.6	—%	1.6	—%	1.0
Loss on extinguishment of debt	(9.3)	2%	—	—%	(9.3)
Gain on sale of real estate assets	205.7	38%	197.0	37%	8.7
Net income	$232.7	43%	$229.3	43%	$3.4

Revenue

Rental and tenant reimbursement revenue increased approximately $8.0 million for the year ended December 31, 2020 as compared to the same period in the prior year. The favorable variance was primarily due to capital transaction activity subsequent to January 1, 2019 and new leases commencing at higher overall rental rates. These increases were partially offset by the establishment of receivable reserves as a result of the COVID-19 pandemic during the year ended December 31, 2020, along with decreased portfolio occupancy.

Property management fee revenue decreased approximately $0.5 million for the year ended December 31, 2020 as compared to the same period in the prior year. The decrease was primarily due to construction management fees received in the prior year from one of our former Independence Square properties, with such fees varying from period-to-period due to the variability of construction activity.

Other property related income decreased approximately $5.7 million for the year ended December 31, 2020 as compared to the same period in the prior year primarily due to the sale of the 500 West Monroe Street building with its 1,300-space parking garage during the fourth quarter of 2019, as well as lower transient parking utilization at our buildings during 2020 as a result of the COVID-19 pandemic. These decreases were partially offset by new parking revenue associated with acquisitions consummated subsequent to January 1, 2019.

Expense

Property operating costs increased approximately $3.5 million for the year ended December 31, 2020 as compared to the same period in the prior year. This variance was primarily due to capital transaction activity subsequent to January 1, 2019, and higher property tax expense in certain markets, partially offset by lower utility and janitorial costs as a result of reduced building utilization across our portfolio as a result of the pandemic, along with decreased portfolio occupancy.

Depreciation expense increased approximately $4.6 million for the year ended December 31, 2020 compared to the same period in the prior year. The increase was due primarily to additional building and tenant improvements placed in service subsequent to January 1, 2019, partially offset by a decrease in depreciation associated with capital transaction activity subsequent to January 1, 2019.

Amortization expense increased approximately $16.6 million for the year ended December 31, 2020 compared to the same period in the prior year. Approximately $23.2 million of the increase was due to capital transaction activity completed subsequent to January 1, 2019. This increase was partially offset by certain lease intangible assets or other deferred costs at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2019.

During the prior year ended December 31, 2019, we recognized impairment losses on real estate assets totaling approximately $8.9 million related to our 600 Corporate Drive asset in Lebanon, New Jersey, as well as an impairment loss recognized in conjunction with the disposition of The Dupree building in September 2019 (see Note 7 and Note 13 to the accompanying consolidated financial statements for more details). No impairment losses on real estate assets were recorded during the year ended December 31, 2020.

General and administrative expenses decreased approximately $10.4 million for the year ended December 31, 2020 as compared to the same period in the prior year with the current period reflecting decreased accruals for incentive and stock based compensation and the prior period reflecting certain one-time expenses associated with the senior management transition that took place on June 30, 2019, resulting in lower compensation at the executive level in the current period.

Other Income (Expense)

Interest expense decreased approximately $6.6 million for the year ended December 31, 2020 as compared to the same period in the prior year primarily as a result of lower interest rates during the current year, as well as the repayment of the $160 million mortgage debt in conjunction with our sale of the 1901 Market Street building in June 2020. This variance was partially offset by a decrease in capitalized interest in the current year, as compared to the prior year, of approximately $1.2 million.

Other income increased approximately $1.0 million for the year ended December 31, 2020 as compared to the same period in the prior year. The variance is primarily attributable to interest income recognized on notes receivable extended to the purchaser of our New Jersey Portfolio. The notes receivable mature in October 2023 (see Note 13 to the accompanying consolidated financial statements for more details) and are secured by the 200 and 400 Bridgewater Crossing properties.

The loss on extinguishment of debt for the year ended December 31, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold in June 2020. The loss was comprised of a prepayment penalty and the write-off of unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the year ended December 31, 2020 includes a gain of approximately $191.0 million recognized on the sale of the 1901 Market Street building in Philadelphia, Pennsylvania and a gain of approximately $14.6 million recognized on the sale of the New Jersey Portfolio. Gain on sale of real estate assets during the year ended December 31, 2019 includes approximately $33.2 million gain recognized on the sale of the One Independence Square building in Washington, D.C., an approximately $6.1 million adjustment of the gain on sale for the Two Independence Square building related to the reimbursement of certain previously disputed tenant improvement overages, and an approximately $157.7 million gain recognized on the sale of the 500 West Monroe Street building in Chicago, Illinois.

Results of Operations (2019 vs. 2018)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2019 vs. 2018)" in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 19, 2020, for a discussion of the results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Issuer and Guarantor Financial Information

During the years ended December 31, 2013 and 2014 and 2020, Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), issued senior unsecured notes payable of $350 million, $400 million, and $300 million, respectively (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to all of Piedmont OP’s existing and future mortgage indebtedness and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of December 31, 2020	As of December 31, 2019

Due from non-guarantor subsidiary	$810	$810
Total assets	$347,757	$364,734
Total liabilities	$1,654,009	$1,343,881

		For the Year Ended December 31, 2020
Total revenues		$43,193
Net loss		$(50,803)

Net Operating Income by Geographic Segment

The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. Additionally, as of December 31, 2020, Piedmont owns two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. See Note 17, Segment Information, to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to Net Operating Income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Years Ended December 31,
	2020	2019
Dallas	$59,845	$29,438
Atlanta	60,276	47,287
Washington, D.C.	36,696	41,167
Minneapolis	33,588	35,610
Boston	41,722	44,016
Orlando	34,427	35,433
New York	38,990	44,036
Total reportable segments	305,544	276,987
Corporate and other	13,915	43,637
Total NOI	$319,459	$320,624

Comparison of the Year Ended December 31, 2020 Versus the Year Ended December 31, 2019

Dallas

NOI increased primarily as a result of the purchase of the Dallas Galleria Office Towers in February 2020.

Atlanta

NOI increased primarily due to a full year of operating income at the Galleria 400 and 600 buildings, as well as the commencement of leases across the Atlanta market.

Washington, D.C.

NOI decreased largely due to the sale of the One Independence Square property in February 2019, as well as the write-off of certain lease-related assets at our 3100 Clarendon Boulevard building during the year ended December 31, 2020.

New York

NOI decreased primarily due to the sale of the New Jersey Portfolio in October 2020.

Corporate and other

NOI decreased primarily as a result of the sale of 1901 Market Street building in Philadelphia, Pennsylvania in June 2020, as well as the sale of the 500 West Monroe Street building in Chicago, Illinois in October 2019.

Funds From Operations ("FFO"), Core Funds From Operations ("Core FFO"), and Adjusted Funds From Operations (“AFFO”)

Net income calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO. These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, we believe that the additive use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

Reconciliations of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2020, 2019, and 2018, respectively, are presented below (in thousands except per share amounts):

	2020	Per Share (1)	2019	Per Share(1)	2018	Per Share(1)
GAAP net income applicable to common stock	$232,688	$1.85	$229,261	$1.82	$130,296	$1.00
Depreciation of real assets	109,326	0.86	105,111	0.83	107,113	0.82
Amortization of lease-related costs	93,242	0.74	76,610	0.61	63,235	0.48
Impairment loss on real estate assets	—	—	8,953	0.07	—	—
Gain on sale- wholly-owned properties	(205,666)	(1.63)	(197,010)	(1.56)	(75,691)	(0.58)
NAREIT Funds From Operations applicable to common stock	$229,590	$1.82	$222,925	$1.77	$224,953	$1.72
Adjustments:
Retirement and separation expenses associated with senior management transition in June 2019	—	—	3,175	0.02	—	—
Loss on extinguishment of debt	9,336	0.07	—	—	1,680	0.01
Core Funds From Operations applicable to common stock	$238,926	$1.89	$226,100	$1.79	$226,633	$1.73
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discounts on debt	2,833		2,101		2,083
Depreciation of non real estate assets	1,216		872		813
Straight-line effects of lease revenue	(22,601)		(10,411)		(13,980)
Stock-based compensation adjustments	7,014		5,030		7,528
Net effect of amortization of above and below-market in-place lease intangibles	(12,284)		(8,323)		(7,615)
Non-incremental capital expenditures (2)	(77,682)		(49,653)		(44,004)
Adjusted Funds From Operations applicable to common stock	$137,422		$165,716		$171,458
Weighted-average shares outstanding – diluted	126,104		126,182		130,636

(1)Based on weighted-average shares outstanding—diluted.
(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. Non-incremental capital expenditures for the year ended December 31, 2020 includes a $16 million leasing commission for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2020 and 2019, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Net income applicable to Piedmont (GAAP basis)	$232,688	$229,261	$232,688	$229,261

Net loss applicable to noncontrolling interest	(3)	(5)	(3)	(5)
Interest expense	54,990	61,594	54,990	61,594
Depreciation	110,542	105,985	110,542	105,985
Amortization	93,242	76,610	93,242	76,610
Depreciation and amortization attributable to noncontrolling interests	85	87	85	87
Impairment loss on real estate assets	—	8,953	—	8,953
Gain on sale of real estate assets	(205,666)	(197,010)	(205,666)	(197,010)

EBITDAre(1)	285,878	285,475	285,878	285,475
Loss on extinguishment of debt	9,336	—	9,336	—
Retirement and separation expenses associated with senior management transition in June 2019	—	3,175	—	3,175

Core EBITDA(2)	295,214	288,650	295,214	288,650
General & administrative expenses	27,464	34,720	27,464	34,720
Management fee revenue(3)	(1,495)	(2,518)	(1,495)	(2,518)
Other income	(1,724)	(228)	(1,724)	(228)
Non-cash general reserve for uncollectible accounts	4,553	—
Straight-line rent effects of lease revenue	(22,601)	(10,411)
Straight-line effects of lease revenue attributable to noncontrolling interests	(16)	(9)
Amortization of lease-related intangibles	(12,284)	(8,323)

Property NOI	289,111	301,881	319,459	320,624

Net operating income from:
Acquisitions(4)	(40,696)	(8,229)	(52,448)	(10,769)
Dispositions(5)	(21,049)	(61,423)	(22,113)	(63,730)
Other investments(6)	(248)	(1,204)	(340)	(1,142)

Same Store NOI	$227,118	$231,025	$244,558	$244,983

Change period over period in Same Store NOI	(1.7)%	N/A	(0.2)%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines EBITDAre as net income (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment losses, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
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
(4)Acquisitions consist of Galleria 100 in Atlanta, Georgia, purchased on May 6, 2019; Galleria 400 and Galleria 600 in Atlanta, Georgia, purchased on August 23, 2019; One Galleria Tower, Two Galleria Tower and Three Galleria Tower in Dallas, Texas, purchased on February 12, 2020; and 222 South Orange Avenue in Orlando, Florida, purchased on October 29, 2020.
(5)Dispositions consist of One Independence Square in Washington, D.C., sold on February 28, 2019; The Dupree in Atlanta, Georgia, sold on September 4, 2019; 500 West Monroe Street in Chicago, Illinois, sold on October 28, 2019; 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020; and the New Jersey Portfolio sold on October 28, 2020 (consisting of 200 and 400 Bridgewater Crossing in Bridgewater, New Jersey, and 600 Corporate Drive in Lebanon, New Jersey).
(6)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from Two Pierce Place in Itasca, Illinois and 222 South Orange Avenue in Florida are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties located primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of our ALR being generated from the Sunbelt. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of December 31, 2020, our average lease is between 15,000 and 20,000 square feet with six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

On a same store basis, our portfolio was approximately 88% leased as of December 31, 2020, as compared to 91% leased as of December 31, 2019. Other than the City of New York's 313,000 square foot lease that is currently in holdover status at 60 Broad Street in New York, we have no leases greater than 1% of our ALR expiring during the eighteen month period following December 31, 2020. We remain in advanced discussions for the renewal of substantially all of the City of New York's leased square footage. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2020, we had approximately 1 million square feet of executed leases for vacant space yet to commence or under rental abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the year ended December 31, 2020, we experienced a 3.5% and 10.2% roll up in cash and accrual rents, respectively, on leases executed during the period for space vacant one year or less.

Same Store NOI decreased by 1.7% and 0.2% on a cash and accrual basis, respectively, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in cash basis Same Store NOI was primarily attributable to the deferral, net of subsequent collections, of approximately $5.8 million of 2020 rental payments. Additional contributors to the decreases were a reduction in transient parking revenue as a result of the pandemic and decreased portfolio occupancy in 2020 when compared to 2019. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Accounting Pronouncements Adopted during the Year Ended December 31, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued in March 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

During the year ended December 31, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840 (lease accounting guidance): Accounting for lease concessions related to the effects of the COVID-19 pandemic. Generally, changes to payment terms not contemplated by the lease contract should be accounted for under Topic 842 as a lease modification. The FASB staff has provided relief from this modification guidance through an accounting policy election, provided that changes to the payment terms do not result in a substantial increase in the rights of either the lessee or the lessor under the lease. We have elected not to apply the relief provided by the FASB Staff, and have instead accounted for all rent relief agreements as result of COVID-19 as lease modifications. See further details concerning rent relief agreements with our tenants in Note 8 to our accompanying consolidated financial statements.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2020, other than a consulting agreement with our former Chief Investment Officer ("CIO"), Raymond L. Owens. Mr. Owens retired effective June 30, 2017, and remained a consultant for us until June 30, 2020, earning $18,500 per month. During the years ended December 31, 2020, 2019, and 2018, Piedmont recognized approximately $0.1 million, $0.2 million, and $0.3 million, respectively, of expense related to this consulting agreement. Additionally, during the year ended December 31, 2019, we entered into employment or retirement agreements with certain of our current and former executive officers as more fully described in our Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019.

Contractual Obligations

Our contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Long-term debt (2)	$1,632,610	$327,610	$355,000	(3)	$650,000	$300,000

(1)Contractual obligations do not include amounts committed for tenant or capital improvements under leases where Piedmont is the lessor. However, see Note 8 to our accompanying consolidated financial statements for details concerning our material lease commitments, the timing of which may fluctuate. Additionally, Piedmont does not have material obligations as lessee under operating lease agreements as of December 31, 2020.
(2)Amounts include principal payments only and balances outstanding as of December 31, 2020, not including approximately $10.6 million of net unamortized issuance discounts, debt issuance costs paid to lenders, or estimated fair value adjustments. We made interest payments, including payments under our interest rate swaps, of approximately $50.7 million during the year ended December 31, 2020, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 4 to our accompanying consolidated financial statements.
(3)Includes the balance outstanding as of December 31, 2020 of the $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, we believe the primary market risk to which we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined and the phasing out of LIBOR after 2021 (see Item 1A. Risk Factors for further discussion of the risks associated with LIBOR). Piedmont has begun an initial evaluation of its contracts and agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the substitution of a comparable or successor rate as approved by the respective agent, as defined in the respective agreements. Piedmont will continue to evaluate its contracts as it approaches the December 31, 2021 potential end date for LIBOR.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2020, other than the $500 Million Unsecured 2018 Line of Credit, the Amended and Restated $300 Million Unsecured 2011 Term Loan, and $150 million of our $250 Million Unsecured 2018 Term Loan, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2020, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2021	2022		2023	2024	2025		Thereafter	Total
Maturing debt:
Variable rate repayments	$300,000	$5,000	(2)	$—	$—	$150,000	(3)	$—	$455,000
Variable rate average interest rate (1)	1.16%	1.05%		—%	—%	1.10%		—%	1.14%
Fixed rate repayments	$27,610	$—		$350,000	$400,000	$100,000	(3)	$300,000	$1,177,610
Fixed rate average interest rate (1)	5.55%	—%		3.40%	4.45%	3.56%		3.15%	3.76%

(1)See Note 4 to our accompanying consolidated financial statements for further details on our debt structure.
(2)Includes the balance of our $500 Million Unsecured 2018 Line of Credit. However, we may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided we are not then in default and upon payment of extension fees.
(3)Includes the $250 Million Unsecured 2018 Term Loan. The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan leaving the remaining $150 million principal at the variable rate.

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

The estimated fair value of our debt above as of December 31, 2020 and 2019 was approximately $1.7 billion and $1.5 billion, respectively. Our interest rate swap agreements in place at December 31, 2020 and December 31, 2019 carried a notional amount totaling $100 million and $450 million, respectively, with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61% and 2.30%, respectively.

As of December 31, 2020, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.2 billion has an average effective interest rate of approximately 3.76% per annum with expirations ranging from 2021 to 2030. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of December 31, 2020, we had $5.0 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), which, as of December 31, 2020, resulted in an interest rate of 1.05%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of December 31, 2020, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.10%. The current stated interest rate on the Amended and Restated $300 Million Unsecured 2011 Term Loan is LIBOR plus 1.00% (based on our current corporate credit rating), which, as of December 31, 2020, resulted in an interest rate of 1.16%. To the extent that we borrow funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of December 31, 2020 would increase interest expense approximately $4.6 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2020 or 2019.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2020, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.

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
February 17, 2021

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. The information contained on our website is not incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

(c)    See (a) 2. above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of February, 2021.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 17, 2021
Frank C. McDowell

/s/ DALE H. TAYSOM	Vice-Chairman, and Director	February 17, 2021
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 17, 2021
Kelly H. Barrett

/s/ WESLEY E. CANTRELL	Director	February 17, 2021
Wesley E. Cantrell

/s/ GLENN G. COHEN	Director	February 17, 2021
Glenn G. Cohen

/s/ BARBARA B. LANG	Director	February 17, 2021
Barbara B. Lang

/s/ JEFFREY L. SWOPE	Director	February 17, 2021
Jeffrey L. Swope

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 17, 2021
C. Brent Smith	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 17, 2021
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 17, 2021
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2020 FORM 10-K
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

4.6
Supplemental Indenture, dated August 12, 2020, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2020)

4.7	Form of 3.150% Senior Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 12, 2020)

4.8
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.1
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.2
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.3
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.4
Amended and Restated Dividend Reinvestment Plan of the Company adopted February 24, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 24, 2011)

10.5*
Long-Term Incentive Program (as amended and restated effective April 27, 2016) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, filed on August 3, 2016)

10.6*
Long-Term Incentive Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 3, 2011)

10.7*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.8*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.9*
Form of Employee Deferred Stock Award Agreement for 2007 Omnibus Incentive Plan of the Company effective April 28, 2015 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on July 29, 2015)

10.10*
Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2007)

10.11*
Amendment Number One to Employment Agreement dated February 2, 2007, by and between the Company and Donald A. Miller, CFA (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 14, 2011)

10.12*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

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

10.15*
Employment Agreement dated January 1, 2019, by and between the Company and Christopher Kollme (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019)

10.16*
Retirement Agreement and General Release by and between the Company and Donald A. Miller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.17*
Employment Agreement, dated as of March 19, 2019, between the Company and C. Brent Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.18*
Consulting Agreement, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.19*
Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.20
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

10.24*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.25*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.26*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.27
Term Loan Agreement, dated as of March 29, 2018, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2018)

10.28
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.29
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.30
Revolving Credit Agreement Dated as of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, U.S. Bank National Association and PNC Bank, National Association, as Syndication Agents, Bank Of America, N.A., BMO Harris Bank, N.A., Branch Banking and Trust Company, Morgan Stanley Senior Funding, Inc., TD Bank, N.A., The Bank Of Nova Scotia and Wells Fargo Bank, N.A. as Documentation Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 2, 2018)

10.31*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.32*
Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.33
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2020)

10.34
Term Loan Agreement, dated February 10, 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc. as Parent, Suntrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory hereto and their assignees as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2020)

10.35
Amendment No. 1 to Term Loan Agreement, dated March 24, 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Truist Bank, as administrative agent and lender, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as new Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2020)

10.36*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement dated May 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.37*
Amendment No. 4 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective March 19, 2020(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.38*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective March 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

21.1	List of Subsidiaries of the Company

22.1	Subsidiary Issuer of Guaranteed Securities

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenues – Refer to Note 2 (Revenue Recognition) to the financial statements

Critical Audit Matter Description

Rental and tenant reimbursement revenue consists of revenue from leases with the Company’s tenants, as well as reimbursements for services prescribed by such leases. The Company recognizes fixed base rental payments, as well as any fixed portions of reimbursement income, on a straight-line basis over the term of the related lease. The timing of rental revenue recognition is largely dependent on whether the Company is the owner of tenant improvements at the leased property. In determining whether the Company or the tenant owns such tenant improvements, the Company considers a number of factors, including, among other things: whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements as a condition of the lease; whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets; whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord; and whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties.

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

•We selected a sample of lease agreements and performed the following to evaluate the appropriateness of management’s conclusions regarding the owner of the tenant improvements and the timing and amount of revenue recognition:

◦Evaluated the reasonableness and consistency of the factors considered by management to determine the owner of the tenant improvements and compared such factors to the terms in the lease agreement and other supporting documents.

◦Tested the timing and amounts recognized as rental revenue, including any amortization of deferred revenue or lease incentives, by independently calculating such rental revenue amounts to be recognized and comparing it to the amounts recorded by the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 17, 2021

We have served as the Company's auditor since 2018.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$484,466	$485,560
Buildings and improvements, less accumulated depreciation of $767,542 and $730,750 as of December 31, 2020 and December 31, 2019, respectively	2,424,225	2,212,935
Intangible lease assets, less accumulated amortization of $67,850 and $50,766 as of December 31, 2020 and December 31, 2019, respectively	90,594	74,405
Construction in progress	56,749	29,920
Real estate assets held for sale, net	—	139,690
Total real estate assets	3,056,034	2,942,510
Cash and cash equivalents	7,331	13,545
Tenant receivables, net of allowance for doubtful accounts of $4,553 and $0 as of December 31, 2020 and December 31, 2019, respectively	8,448	8,226
Straight-line rent receivables	151,153	132,342
Notes receivable	118,500	—
Restricted cash and escrows	1,883	1,841
Prepaid expenses and other assets	23,277	25,427
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $172,619 and $147,324 as of December 31, 2020 and December 31, 2019, respectively	274,266	265,747
Other assets held for sale, net	—	28,201
Total assets	$3,739,810	$3,516,757
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $10,932 and $7,626 as of December 31, 2020 and December 31, 2019, respectively	$1,594,068	$1,292,374
Secured debt, inclusive of premiums and unamortized debt issuance costs of $326 and $343 as of December 31, 2020 and December 31, 2019, respectively	27,936	189,030
Accounts payable, accrued expenses, and accrued capital expenditures	111,997	117,496
Dividends payable	25,683	26,427
Deferred income	36,891	34,609
Intangible lease liabilities, less accumulated amortization of $27,344 and $19,607 as of December 31, 2020 and December 31, 2019, respectively	35,440	25,069
Interest rate swaps	9,834	5,121
Other liabilities held for sale	—	7,657
Total liabilities	1,841,849	1,697,783
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2020 or December 31, 2019	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2020 or December 31, 2019	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 123,839,419 shares issued and outstanding as of December 31, 2020; and 125,783,408 shares issued and outstanding at December 31, 2019	1,238	1,258
Additional paid-in capital	3,693,996	3,686,398
Cumulative distributions in excess of earnings	(1,774,856)	(1,871,375)
Other comprehensive income/(loss)	(24,100)	967
Piedmont stockholders’ equity	1,896,278	1,817,248
Noncontrolling interest	1,683	1,726
Total stockholders’ equity	1,897,961	1,818,974
Total liabilities and stockholders’ equity	$3,739,810	$3,516,757
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental and tenant reimbursement revenue	$519,953	$511,905	$504,410
Property management fee revenue	2,867	3,398	1,450
Other property related income	12,204	17,875	20,107
	535,024	533,178	525,967
Expenses:
Property operating costs	214,933	211,380	209,338
Depreciation	110,575	106,015	107,956
Amortization	93,294	76,666	63,295
Impairment loss on real estate assets	—	8,953	—
General and administrative	27,464	37,895	29,713
	446,266	440,909	410,302
Other income (expense):
Interest expense	(54,990)	(61,594)	(61,023)
Other income	2,587	1,571	1,638
Loss on extinguishment of debt	(9,336)	—	(1,680)
Gain on sale of real estate assets	205,666	197,010	75,691
	143,927	136,987	14,626
Net income	232,685	229,256	130,291
Net loss applicable to noncontrolling interest	3	5	5
Net income applicable to Piedmont	$232,688	$229,261	$130,296
Per share information— basic and diluted:
Net income applicable to common stockholders	$1.85	$1.82	$1.00
Weighted-average shares outstanding—basic	125,730,460	125,709,207	130,161,202
Weighted-average shares outstanding—diluted	126,104,321	126,182,137	130,635,650
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020		2019		2018

Net income applicable to Piedmont		$232,688		$229,261		$130,296
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	(26,794)		(5,659)		692
Plus/(less): Reclassification of net loss/(gain) included in net income (See Note 5)	1,727		(1,836)		(300)
Other comprehensive income/(loss)		(25,067)		(7,495)		392
Comprehensive income applicable to Piedmont		$207,621		$221,766		$130,688

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	142,359	$1,424	$3,677,360	$(1,702,281)	$8,164	$1,822	$1,986,489
Cumulative effect of accounting change (adoption of ASU 2016-01)	—	—	—	94	(94)	—	—
Share repurchases as part of announced plan	(16,495)	(165)	—	(301,513)	—	—	(301,678)
Offering costs	—	—	(85)	—	—	—	(85)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(82)	(109,138)	—	(45)	(109,265)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	355	3	5,993	—	—	—	5,996
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	130,296	—	—	130,296
Other comprehensive income	—	—	—	—	392	—	392
Balance, December 31, 2018	126,219	1,262	3,683,186	(1,982,542)	8,462	1,772	1,712,140
Share repurchases as part of announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Offering costs	—	—	(710)	—	—	—	(710)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(228)	(105,619)	—	(41)	(105,888)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	292	3	4,150	—	—	—	4,153
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	229,261	—	—	229,261
Other comprehensive loss	—	—	—	—	(7,495)	—	(7,495)
Balance, December 31, 2019	125,783	1,258	3,686,398	(1,871,375)	967	1,726	1,818,974
Share repurchases as part of announced plan	(2,190)	(22)	—	(30,649)	—	—	(30,671)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(105,520)	—	(40)	(105,565)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	246	2	7,603	—	—	—	7,605
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	232,688	—	—	232,688
Other comprehensive loss	—	—	—	—	(25,067)	—	(25,067)
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$232,685	$229,256	$130,291
Operating distributions received from unconsolidated joint ventures	—	—	10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,575	106,015	107,956
Amortization of debt issuance costs net of favorable settlement of interest rate swaps	2,080	87	(250)
Other amortization	84,534	71,609	58,330
Impairment loss on real estate assets	—	8,953	—
Loss on extinguishment of debt	349	—	1,665
General reserve for uncollectible accounts	4,553	—	—
Stock compensation expense	9,718	15,446	9,737
Gain on sale of real estate assets	(205,666)	(197,010)	(75,691)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(30,887)	(15,706)	(16,094)
Decrease/(increase) in prepaid expenses and other assets	823	309	(3,095)
Cash paid upon settlement of interest rate swaps	(19,930)	—	—
Increase/(decrease) in accounts payable and accrued expenses	6,264	(11,251)	(9,092)
(Decrease)/increase in deferred income	(1,814)	776	(898)
Net cash provided by operating activities	193,284	208,484	202,869
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(417,056)	(326,200)	(151,914)
Capitalized expenditures	(112,580)	(103,553)	(72,105)
Sales proceeds from wholly-owned properties	360,094	589,767	575,227
Note receivable issuance	—	—	(3,200)
Note receivable repayment	—	—	3,200
Deferred lease costs paid	(28,334)	(25,639)	(27,430)
Net cash (used in)/provided by investing activities	(197,876)	134,375	323,778
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,363)	(151)	(1,040)
Proceeds from debt	1,174,383	592,000	977,062
Repayments of debt	(1,035,077)	(798,019)	(1,020,455)
Discount paid due to loan modification	(525)	—	—
Costs of issuance of common stock	—	(710)	(85)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,703)	(3,295)	(2,219)
Repurchases of common stock as part of announced plan	(29,986)	(16,899)	(298,538)
Dividends paid and discount on dividend reinvestments	(106,309)	(106,433)	(184,093)
Net cash used in financing activities	(1,580)	(333,507)	(529,368)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(6,172)	9,352	(2,721)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	15,386	6,034	8,755
Cash, cash equivalents, and restricted cash and escrows, end of year	$9,214	$15,386	$6,034
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019, AND 2018

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of its revenue being generated from the Sunbelt. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business primarily through Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership, as well as performing the management of its buildings through two wholly-owned subsidiaries, Piedmont Government Services, LLC and Piedmont Office Management, LLC. Piedmont owns 99.9% of, and is the sole general partner of, Piedmont OP and as such, possesses full legal control and authority over the operations of Piedmont OP. The remaining 0.1% ownership interest of Piedmont OP is held indirectly by Piedmont through its wholly-owned subsidiary, Piedmont Office Holdings, Inc. ("POH"), the sole limited partner of Piedmont OP. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2020, Piedmont owned 54 in-service office properties and one redevelopment asset in select sub-markets located within seven major U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. As of December 31, 2020, Piedmont's 54 in-service office properties comprised approximately 16.4 million square feet (unaudited) of primarily Class A commercial office space and were 86.8% leased.

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

Piedmont owns a majority interest in four properties through three joint ventures. Two of these joint ventures, 1201 and 1225 Eye Street, NW Associates, own the 1201 and 1225 Eye Street buildings, respectively, in Washington, D.C. The other joint venture, Piedmont-CNL Towers Orlando, LLC, owns CNL Center I and II, in Orlando, Florida. All three joint venture investments are consolidated under the voting model. Accordingly, Piedmont’s consolidated financial statements include the accounts of 1201 Eye Street, NW Associates, LLC, 1225 Eye Street, NW Associates, LLC, and Piedmont-CNL Towers Orlando, LLC.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2020 and 2019, respectively, are as follows (in thousands):

	December 31, 2020	December 31, 2019
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$2,167	$2,082
In-Place Lease Valuation	$156,277	$157,101
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$250,367	$256,627
Intangible Lease Liabilities (Below-Market In-Place Leases)	$62,784	$84,292

For the years ended December 31, 2020, 2019, and 2018, respectively, Piedmont recognized amortization of intangible lease costs, included as a component of Amortization in the accompanying consolidated statements of income, as follows (in thousands):

	2020	2019	2018
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$77,000	$62,413	$48,940
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$12,191	$8,322	$7,615

Net intangible assets and liabilities as of December 31, 2020 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2021	$420	$27,520	$38,659	$10,899
2022	300	20,662	30,447	8,422
2023	103	13,922	21,019	5,139
2024	70	9,140	14,462	3,238
2025	6	5,657	10,069	2,072
Thereafter	18	12,776	24,881	5,670
	$917	$89,677	$139,537	$35,440

Weighted-Average Amortization Period (in years)	3	5	5	5

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

Tenant Receivables and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Effective January 1, 2019, Piedmont adopted ASC 842 Leases ("ASC 842"), as well as Accounting Standards Update ("ASU"), ASU No. 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses ("ASU 2018-19") which clarifies that operating lease receivables are within the scope of ASC 842; therefore, Piedmont has elected to evaluate the collectibility of its operating lease receivables on a tenant/lease-specific basis and, as of January 1, 2019, began recognizing changes in the collectibility assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenue, rather than as bad debt expense, a component of property operating costs. Prior to the adoption of ASC 842, during the year ended December 31, 2018, Piedmont recognized approximately $91,000 of expense related to uncollectible operating lease receivables as additional property operating costs. See further discussion of collectibility assessments of tenant receivables and other lease-related assets due to COVID-19 pandemic during 2020 in Note 8 and in Allowance for Doubtful Accounts below.

Allowance for Doubtful Accounts

As detailed above, Piedmont records contra-revenue adjustments for tenant/lease-specific changes in the collectibility assessments of its operating lease receivables as a reduction of rental and tenant reimbursement revenues in accordance with ASC 842. These charges reduce tenant and straight-line rent receivable to net realizable value upon recognition. However, during the year ended December 31, 2020, Piedmont also established a general reserve, with charges related to the establishment of this reserve recorded as a reduction of rental and tenant reimbursement revenues, and the balance of the reserve is disclosed as allowance for doubtful accounts in the accompanying consolidated balance sheets. Unlike tenant-specific adjustments recorded in accordance with ASC 842, the general reserve is for amounts that may become uncollectible in the future.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. In conjunction with Piedmont's change in segment reporting (see Note 17), Piedmont has reallocated its goodwill to each of its seven reporting units on the basis of relative fair value of each reporting unit compared to the total of all reporting units. Piedmont tests the carrying value of the goodwill assigned to each of its seven reporting units for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate that a material indicator of impairment exists. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that a material indicator of impairment exists. If Piedmont concludes, after assessing the totality of events and circumstances during the qualitative analysis, that a material indicator does exist and that it is more likely than not that the goodwill balance in one or more reporting units is impaired, then Piedmont will recognize a goodwill impairment loss equal to the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). There were no changes in the carrying amount of Piedmont's goodwill during the year ended December 31, 2020.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2020 and 2019, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition. Prior to the adoption of ASC 842, Piedmont capitalized direct payroll costs incurred related to negotiating and executing specific leases of approximately $0.3 million for the year ended December 31, 2018. ASC 842 prohibited the capitalization of such costs beginning January 1, 2019.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of income as follows:

•Approximately $60.2 million, $50.3 million, and $43.6 million of deferred lease costs for the years ended December 31, 2020, 2019, and 2018, respectively, are included in amortization expense; and
•Approximately $3.4 million, $3.2 million, and $2.6 million, of deferred lease costs related to lease incentives granted to tenants for the years ended December 31, 2020, 2019, and 2018, respectively, was included as an offset to rental and tenant reimbursement revenue.

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

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.5 million for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2020, 2019, and 2018 of approximately $3.0 million, $2.4 million, and $2.4 million, respectively.

Deferred income

Deferred income is primarily comprised of the following items:

•prepaid rent from tenants;
•tenant reimbursements related to operating expense or property tax expenses which may be due to tenants as part of an annual operating expense reconciliation; and
•tenant improvement allowance overages where Piedmont owns the underlying improvements.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. In February 2020, the board of directors re-authorized the stock repurchase program for up to $200 million in share repurchases under which Piedmont may repurchase its own shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2020, Piedmont had approximately $169.3 million of remaining capacity under the program which may be used for share repurchases through February 2022.

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

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its annual taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Historically, Piedmont sponsored a dividend reinvestment plan ("DRP") pursuant to which common stockholders could elect (if their brokerage agreements allowed) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. During the year ended December 31, 2020, the board of directors terminated the company-funded DRP offered through its transfer agent.

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

Gains on the sale of real estate assets, like all non-lease related revenue, are subject to a five-step model requiring that Piedmont identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue upon satisfaction of the performance obligations. In circumstances where Piedmont contracts to sell a property with material post-sale involvement, such involvement must be accounted for as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the post-sale involvement performance obligation is satisfied, the portion of the sales price allocated to it will be recognized as gain on sale of real estate assets. Property dispositions with no continuing involvement will continue to be recognized upon closing of the sale. In circumstances where Piedmont extends seller financing as part of a sale of real estate assets, Piedmont assesses the collectibility of the notes receivable as of each reporting period end. Notes receivable that are deemed to be uncollectible or fully in default are reduced to their net realizable value, which approximates their fair value.

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

Non-qualified Deferred Compensation Plan

Piedmont previously offered a non-qualified deferred compensation plan ("NQDC Plan") to certain employees which allowed the employee to elect to defer receipt of compensation, including both cash and stock-based compensation, until future taxable years. As of December 31, 2019, Piedmont suspended the NQDC Plan so that no additional amounts may be deferred. Amounts deferred prior to the suspension of the NQDC Plan are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date, with changes in fair value recognized in net income. As of December 31, 2020 and 2019, Piedmont held approximately $0.8 million and $0.6 million, respectively, of these trading securities. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary, POH, which have been provided for in the financial statements. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to POH. POH does not have significant tax provisions or deferred income tax items. These operations resulted in approximately $4,000, $160,000, and $(97,000) in income tax expense/(recoveries) for the years ended December 31, 2020, 2019, and 2018, respectively, as a component of other income/(expense) in the accompanying consolidated statements of income. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in general and administrative expenses in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets have been reclassified as of December 31, 2019 to conform to the current period financial statement presentation related to the 1901 Market Street building, which was classified as held for sale as of March 31, 2020, and sold on June 25, 2020. (see Note 13).

Accounting Pronouncements and Amendments Adopted during the year ended December 31, 2020

Reference Rate Reform Relief

Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), was issued in March 2020. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, Piedmont elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. Piedmont continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

During the year December 31, 2020, the FASB issued a Staff Q&A on Topic 842 and Topic 840 (lease accounting guidance): Accounting for lease concessions related to the effects of the COVID-19 pandemic. Generally, changes to payment terms not contemplated by the lease contract should be accounted for under Topic 842 as a lease modification. The FASB staff has provided relief from this modification guidance through an accounting policy election, provided that changes to the payment terms do not result in a substantial increase in the rights of either the lessee or the lessor under the lease. Piedmont has elected not to apply the relief provided by the FASB Staff, and has instead accounted for all rent relief agreements as result of COVID-19 as lease modifications. See further details concerning rent relief agreements with Piedmont's tenants in Note 8 below.

3.    Acquisitions

During the year ended December 31, 2020, Piedmont acquired three properties and adjacent developable land (collectively the "Dallas Galleria Office Towers"), as well as the 222 South Orange Avenue building, using cash on hand and available funds from the $500 Million Unsecured 2018 Line of Credit, as noted below:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Net Contractual Purchase Price (in millions)
Dallas Galleria Office Towers	Dallas, Texas	February 12, 2020	100%	1,435,466	95%	$396.2	(1)
222 South Orange Avenue	Orlando, Florida	October 29, 2020	100%	127,248	—%	$20.0	(2)

(1)Dallas Galleria Office Towers price includes the purchase of an adjacent parcel of approximately 1.9 acres of developable land.
(2)Piedmont allocated the purchase price amongst land of approximately $1.9 million and building of approximately $18.1 million.

The purchase price of the Dallas Galleria Office Towers and undeveloped land, inclusive of approximately $0.6 million of closing costs, was allocated as follows (in thousands):

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

4.    Debt

During the year ended December 31, 2020, Piedmont issued, through Piedmont OP, $300 million in aggregate principal amount of 3.15% Senior Notes due 2030 (the “$300 Million Unsecured Senior Notes”), which mature on August 15, 2030. Upon issuance of the $300 Million Unsecured Senior Notes, Piedmont OP received proceeds of approximately $297.7 million, reflecting a discount of approximately $2.3 million which will be amortized as interest expense under the effective interest method over the ten-year term of the $300 Million Unsecured Senior Notes. In addition, in conjunction with the issuance, Piedmont settled four forward starting interest rate swaps, consisting of notional amounts of $200 million. These swaps were settled at a loss of approximately $19.9 million that was recorded as accumulated other comprehensive income and is being amortized as an increase in interest expense over the ten-year term of the $300 Million Unsecured Senior Notes. See Note 5 for further detail. The proceeds from the $300 Million Unsecured Senior Notes were used to fully repay the $300 Million Unsecured 2020 Term Loan that was obtained earlier during the year ended December 31, 2020 to provide interim financing for the purchase of the Dallas Galleria Office Towers.

Additionally, during the year ended December 31, 2020, Piedmont amended the $250 Million Unsecured 2018 Term Loan to reduce the applicable interest rate spread from LIBOR plus 160 basis points to LIBOR plus 95 basis points, based on Piedmont's current credit rating.

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

Finally, during the year ended December 31, 2020, Piedmont sold the 1901 Market Street building for a substantial gain (see Note 13 for further details) and used the majority of the net sales proceeds to repay the $160 Million Fixed-Rate Loan that was secured by the property and all remaining outstanding borrowings under the $500 Million Unsecured 2018 Line of Credit. As a result of repaying the $160 Million Fixed-Rate Loan in advance of its stated maturity, Piedmont recognized a $9.3 million loss on early extinguishment of debt comprised of a prepayment penalty and the write-off of unamortized debt issuance costs and discounts associated with the loan.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2020 and 2019, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2020	2019
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$27,610	$28,687
$160 Million Fixed-Rate Loan (4)	3.48%	3.58%		7/5/2022		—	160,000
Net premium and unamortized debt issuance costs						326	343
Subtotal/Weighted Average (5)	5.55%					27,936	189,030
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	1.16%		11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (6)	LIBOR + 0.90%	1.05%		9/30/2022	(7)	5,000	—
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.08%	(8)	3/31/2025		250,000	250,000
$300 Million Unsecured Senior Notes	3.15%	3.90%	(9)	8/15/2030		300,000	—
Discounts and unamortized debt issuance costs						(10,932)	(7,626)
Subtotal/Weighted Average (5)	2.98%					1,594,068	1,292,374
Total/Weighted Average (5)	3.03%					$1,622,004	$1,481,404

(1)Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of December 31, 2020 and 2019 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Previously collateralized by the 1901 Market Street building in Philadelphia, Pennsylvania.
(5)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of December 31, 2020.
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
(8)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of December 31, 2020 (see Note 5 for more detail).
(9)The $300 Million Unsecured Senior Notes have a fixed coupon rate of 3.15%, however, as a result of the issuance of the notes at a discount, Piedmont recognizes an effective interest rate on this debt issuance of 3.24%. After consideration of the impact of settled interest rate swap agreements, in addition to the issuance discount, the effective interest rate on this debt is 3.90%.

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2020, is provided below (in thousands):

2021	$327,610
2022	5,000
2023	350,000
2024	400,000
2025	250,000
Thereafter	300,000
Total	$1,632,610

Piedmont’s weighted-average interest rate as of December 31, 2020 and 2019, for the aforementioned borrowings was approximately 3.03% and 3.76%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $50.7 million, $64.0 million, and $63.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. Also, Piedmont capitalized interest of approximately $1.0 million, $2.1 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of December 31, 2020.

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

During the year ended December 31, 2020, Piedmont entered into and subsequently settled four forward starting interest rate swap agreements with a total notional value of $200 million to hedge the risk of changes in the interest-related cash flows associated with the issuance of the $300 Million Unsecured Senior Notes (see Note 4). The settlement resulted in a loss of approximately $19.9 million, which was recorded as accumulated OCI and is being amortized as additional interest expense over the ten-year term of the $300 Million Unsecured Senior Notes.

During the year ended December 31, 2018, Piedmont repaid the $300 Million Unsecured 2013 Term Loan in advance of its maturity without penalty. In connection with this early debt prepayment, six interest rate swap agreements which were identified as cash flow hedges were also terminated, resulting in a receipt of approximately $0.8 million from Piedmont's counterparties for the settlement of the swaps. These proceeds were recorded in accumulated OCI and were amortized as an offset to interest expense in the consolidated statement of income over the original term of the terminated interest rate swaps through January 2019. In connection with this termination Piedmont also recognized a non-cash loss of approximately $1.3 million due to it becoming probable that the hedged forecasted transactions would not occur, offset by a mark-to-market gain on these cash flow hedges of approximately $0.1 million for the year ended December 31, 2018.

Finally, as of December 31, 2020, Piedmont was party to two other interest rate swap agreements, which are designated as effective cash flow hedges and hedge the variable cash flows covering $100 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows related to these interest rate swap agreements is 51 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2020 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2020 and 2019, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2020	December 31, 2019
Gross derivative assets	$—	$—
Gross derivative liabilities	(9,834)	(5,121)
Net derivative liability	$(9,834)	$(5,121)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward starting interest rate swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the years ended December 31, 2020, 2019, and 2018, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2020	2019	2018
Amount of gain/(loss) recognized in OCI	$(26,794)	$(5,659)	$692
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(1,727)	$1,836	$1,558
Amount of loss recognized on derivatives reclassified from OCI into Loss on Extinguishment of Debt	$—	$—	$(1,258)

Total amount of Interest Expense presented in the consolidated statements of income	$(54,990)	$(61,594)	$(61,023)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of income	$(9,336)	$—	$(1,680)

Piedmont estimates that approximately $2.9 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2020.

See Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $10.1 million as of December 31, 2020. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020			December 31, 2019
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$7,331	$7,331	Level 1	$13,545	$13,545	Level 1
Tenant receivables, net (1)	$8,448	$8,448	Level 1	$8,226	$8,226	Level 1
Notes receivable	$118,500	$118,500	Level 2	$—	$—	Level 1
Restricted cash and escrows (1)	$1,883	$1,883	Level 1	$1,841	$1,841	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$45,345	$45,345	Level 1	$50,049	$50,049	Level 1
Interest rate swaps	$9,834	$9,834	Level 2	$5,121	$5,121	Level 2
Debt, net	$1,622,004	$1,690,377	Level 2	$1,481,404	$1,536,687	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's notes receivable were carried at book value as of December 31, 2020, and were issued in conjunction with the sale of properties to an unrelated third-party buyer on October 28, 2020 (see Note 13). Piedmont has evaluated the facts and circumstances present at the time of issuance of the notes receivable as compared to those same circumstances as of December 31, 2020 and determined that the book value approximates its estimated fair value.

Piedmont's debt was carried at book value as of December 31, 2020 and 2019; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2020 and 2019. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2020 and 2019, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 assets or liabilities.

7.    Impairment Loss on Real Estate Assets

Piedmont recorded the following impairment losses on real estate assets for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
The Dupree(1)	$—	$1,953	$—
600 Corporate Drive(2)	—	7,000	—
Total impairment loss on real estate assets	$—	$8,953	$—

(1)The impairment loss recognized was the result of reducing the asset's carrying value to reflect its fair value, estimated based on the net contract price negotiated with a unrelated, third-party purchaser.
(2)Management shortened the intended hold period for the property, and in doing so determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment calculated as the difference between the carrying value of the asset and the estimated fair value less costs to sell. The estimated fair value was determined using widely available market quotations for similar properties, as well as discounted cash flow analysis. Key assumptions used in the analysis were a capitalization and discount rate of 14% and estimated selling costs of 0.75%.

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2020, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $38.2 million for the approximately 20-year, approximately 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the year ended December 31, 2020. However, Piedmont recorded net recoveries of previously recognized reductions in rental and reimbursement revenues of $0.6 million related to tenant audits/disputes during the year ended December 31, 2019, and approximately $0.5 million of reductions in rental and reimbursement revenues related to such tenant audits/disputes during the years ended December 31, 2018.

Contingencies Related to the COVID-19 Pandemic

During the year ended December 31, 2020, Piedmont continued to experience the repercussions of the COVID-19 pandemic including forced closures and other restrictions that have had a material adverse effect on the global economy and the regional U.S. economies in which Piedmont operates. Specifically, the pandemic and its impact on the U.S., as well as the global economy, has negatively impacted the trading price of Piedmont's common stock and some of Piedmont's tenants' ability to pay their rent. We have entered into approximately 70 agreements with various tenants that primarily deferred approximately $7.1 million of 2020 rent payments into fourth quarter of 2020 or the year ending December 31, 2021. Piedmont has already collected approximately $1.3 million of the $7.1 million deferred. Nonetheless, Piedmont has established an approximately $4.6 million general reserve for potential collectibility issues. There can be no assurances that this amount will be sufficient to cover any future losses of rental income should these tenants be unable to pay back deferred rents when such rents become due.

Piedmont’s financial statements as of and for the year ended December 31, 2020 have been prepared in light of these circumstances. Piedmont has continued to follow the policies described in Note 2 above, including those related to impairment of real estate assets and goodwill and estimates of the likelihood of collectibility of amounts due from tenants.

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

9.    Related-Party Transactions

During the year ended December 31, 2019, Piedmont entered into employment or retirement agreements with certain of its current and former executive officers as more fully described in its Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. Further, during the years ended December 31, 2020, 2019, and 2018, Piedmont recognized approximately $0.1 million, $0.2 million, and $0.3 million, respectively, of expense related to a consulting agreement with its former Chief Investment Officer. There were no other related-party transactions during the three years ended December 31, 2020.

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

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2019	1,045,020	$25.15
Deferred Stock Awards Granted	242,586	$22.39
Increase in Estimated Potential Share Awards based on TSR Performance	111,545	$26.97
Performance Stock Awards Vested	(153,368)	$30.45
Deferred Stock Awards Vested	(229,274)	$21.05
Deferred Stock Awards Forfeited	(6,979)	$21.82
Unvested and Potential Stock Awards as of December 31, 2020	1,009,530	$24.37

The following table provides additional information regarding stock award activity during the years ended 2020, 2019, and 2018 (in thousands except for per share amounts):

	2020	2019	2018
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$22.39	$21.02	$17.84
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$4,826	$8,658	$6,378
Share-based Liability Awards Paid During the Period (1)	$4,116	$6,683	$2,947

(1)Amounts reflect the issuance of performance share awards related to the 2017-19, 2016-18, and 2015-17 Performance Share Plans during the years ended December 31, 2020, 2019, and 2018 respectively, as well as performance share award liabilities settled in cash in July 2019 for retirement and separation associated with the senior management transition on June 30, 2019.

A detail of Piedmont’s outstanding employee restricted stock awards as of December 31, 2020 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2020
May 17, 2018	Deferred Stock Award	250,627	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	52,740
May 17, 2018	Fiscal Year 2018-2020 Performance Share Program	—	$23.52	Shares awarded, if any, will vest immediately upon determination of award in 2021.	200,674	(2)
May 3, 2019	Deferred Stock Award	274,904	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	133,900
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	224,900	(2)
February 19, 2020	Deferred Stock Award	178,181	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	143,605
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	207,931	(2)
May 13, 2020	Deferred Stock Award-Board of Directors	45,780	$13.76	Of the shares granted, 100% will vest by May 13, 2021.	45,780

Total					1,009,530

(1)Amounts reflect the total grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2020.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2020. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the years ended December 31, 2020, 2019, and 2018, Piedmont recognized approximately $9.7 million, $15.1 million and $9.7 million of compensation expense related to stock awards, of which approximately $8.5 million, $13.6 million and $8.6 million, related to the amortization of unvested shares, respectively. During the year ended December 31, 2020, a total of 245,875 shares were issued to employees, net of shares surrendered for income tax obligations. As of December 31, 2020, approximately $6.1 million of unrecognized compensation cost related to unvested, annual restricted stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

11.    Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested restricted stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested restricted stock awards vested and resulted in additional common shares outstanding. Unvested restricted stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For each of the years ended December 31, 2020, 2019, and 2018, Piedmont excluded approximately 289,681, 156,317, and 170,128 of such anti-dilutive shares, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018, respectively (in thousands):

	2020	2019	2018
Weighted-average common shares—basic	125,730	125,709	130,161
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	374	473	475
Weighted-average common shares—diluted	126,104	126,182	130,636

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

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2020 is presented below (in thousands):

Years ending December 31:
2021	$378,807
2022	367,261
2023	331,195
2024	290,377
2025	244,376
Thereafter	1,134,705
Total	$2,746,721

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019, and 2018, respectively, as follows (in thousands):

	2020	2019	2018
Fixed payments	$433,841	$418,245	$411,667
Variable payments	86,112	93,660	92,743
Total Rental and Tenant Reimbursement Revenue	$519,953	$511,905	$504,410

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For both the years ended December 31, 2020 and December 31, 2019, Piedmont's right to use asset and corresponding lease liability is approximately $0.2 million, using Piedmont's incremental borrowing rate as the lease discount rate. For both the years ended December 31, 2020 and December 31, 2019, Piedmont recognized approximately $0.1 million of operating lease costs. As of December 31, 2020, the weighted-average lease term of Piedmont's right of use assets is 2 years, and the weighted-average discount rate is 1.60%.

13.    Property Dispositions and Assets Held for Sale

Property Dispositions

None of Piedmont's property dispositions during the three years ended December 31, 2020 met the criteria to be reported as discontinued operations. The operational results and gain on sale of real estate assets are presented as continuing operations in the accompanying consolidated statements of income, unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain on Sale of Real Estate Assets		Net Sales Proceeds
2017 Disposition Portfolio	Various(1)	January 4, 2018	$45,275		$419,644	(2)
800 North Brand Boulevard	Glendale, California	November 29, 2018	$30,416		$155,583
One Independence Square	Washington, D.C.	February 28, 2019	$33,176		$163,623
The Dupree	Atlanta, Georgia	September 4, 2019	$—	(3)	$12,631
500 West Monroe Street	Chicago, Illinois	October 28, 2019	$157,739		$408,851
1901 Market Street	Philadelphia, Pennsylvania	June 25, 2020	$191,030		$350,805
New Jersey Portfolio	Various(4)	October 28, 2020	$14,636		$9,289	(5)

(1)The 2017 Disposition Portfolio is comprised of the following properties: Desert Canyon 300 in Phoenix, Arizona; Windy Point I & II in Schaumburg, Illinois; 2300 Cabot Drive in Lisle, Illinois; 1075 West Entrance Drive in Auburn Hills, Michigan; Auburn Hills Corporate Center in Auburn Hills, Michigan; 5301 Maryland Way in Brentwood, Tennessee; Suwanee Gateway One in Suwanee, Georgia; 5601 Hiatus Road in Tamarac, Florida; Piedmont Pointe I & II in Bethesda, Maryland; 1200 Crown Colony Drive in Quincy, Massachusetts; 2001 N.W. 64th Street in Fort Lauderdale, Florida, and 2120 West End Avenue in Nashville, Tennessee.
(2)Piedmont accepted a secured $3.2 million promissory note from the buyer for a portion of the sales price, which was subsequently paid in full by the borrower.
(3)As discussed in Note 7 above, Piedmont recognized an impairment loss prior to the sale of the property.
(4)The New Jersey Portfolio is comprised of the following three properties: 200 Bridgewater Crossing in Bridgewater, New Jersey; 400 Bridgewater Crossing in Bridgewater, New Jersey; and 600 Corporate Drive in Lebanon, New Jersey.
(5)Piedmont accepted a secured $102.8 million promissory note from the buyer, which matures on October 31, 2023 and bears interest at 6% per annum. The note may not be prepaid without penalty until January 2022, and may be extended for three available one-year periods upon payment of applicable extension fees. Further, Piedmont also accepted a mezzanine note for $15.7 million, bearing interest at 13.55% per annum, which may be repaid any time before the October 31, 2023 maturity without penalty.

Assets Held for Sale

As of December 31, 2020, no properties met the criteria for held for sale classification; however, as of March 31, 2020, the 1901 Market Street building in Philadelphia, Pennsylvania, which sold June 2020, met the criteria for held for sale classification. Consequently its assets and liabilities as of December 31, 2019 were presented as held for sale for comparability in the accompanying consolidated balance sheets.

Details of amounts held for sale as of December 31, 2020 and 2019 are presented below (in thousands):

	December 31, 2020	December 31, 2019
Real estate assets held for sale, net:
Land	$—	$20,829
Building and improvements, less accumulated depreciation of $0 and $66,823 as of December 31, 2020, and 2019, respectively	—	112,287
Intangible lease assets, less accumulated amortization of $0 and $27,438 as of December 31, 2020 and 2019, respectively	—	6,574
Total real estate assets held for sale, net	$—	$139,690

Other assets held for sale, net:
Straight-line rent receivables	$—	$18,776
Deferred lease costs, less accumulated amortization of $0 and $34,957 as of December 31, 2020 and 2019, respectively	—	9,425
Total other assets held for sale, net	$—	$28,201

Other liabilities held for sale, net:
Intangible lease liabilities, less accumulated amortization of $0 and $31,959 as of December 31, 2020 and 2019, respectively	$—	$7,657

14.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2020, 2019, and 2018 (in thousands) are outlined below:

	2020	2019	2018
Accrued capital expenditures and deferred lease costs	$20,103	$38,366	$10,854
Change in accrued dividends and discount on dividend reinvestments	$(744)	$(545)	$(74,828)
Change in accrued share repurchases as part of an announced plan	$685	$(4,417)	$3,140
Notes receivable issued in conjunction with property dispositions	$118,500	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows for the years ended December 31, 2020, 2019, and 2018 to the consolidated balance sheets for the respective period (in thousands):

	2020	2019	2018
Cash and cash equivalents, beginning of period	$13,545	$4,571	$7,382
Restricted cash and escrows, beginning of period	1,841	1,463	1,373
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, beginning of period	$15,386	$6,034	$8,755

Cash and cash equivalents, end of period	$7,331	$13,545	$4,571
Restricted cash and escrows, end of period	1,883	1,841	1,463
Total cash, cash equivalents, and restricted cash and escrows shown in the consolidated statement of cash flows, end of period	$9,214	$15,386	$6,034

Amounts in restricted cash and escrows typically represent escrow accounts for the payment of real estate taxes which are required under certain of Piedmont's debt agreements; earnest money deposited by a buyer to secure the purchase of one of our properties; or security or utility deposits held for tenants as a condition of their lease agreement.

15.    Income Taxes

Piedmont’s income tax basis net income for the years ended December 31, 2020, 2019, and 2018, is calculated as follows (in thousands):

	2020	2019	2018
GAAP basis financial statement net income	$232,688	$229,261	$130,296
Increase/(decrease) in net income resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	73,784	10,381	54,420
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(25,726)	(34,804)	(9,681)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(11,625)	(7,698)	(7,453)
Gain on disposal of property for financial reporting purposes less than/(in excess of) amounts for income tax purposes	(222,037)	(85,463)	(36,241)
Taxable income or loss of Piedmont Washington Properties, Inc., in excess of/(less than) amount for financial reporting purposes	1,345	411	(2,089)
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of/ (less than) amounts for income tax purposes	10,970	23,127	(37,394)
Taxable income for POH in excess of/(less than) amount for financial reporting purposes	1,499	175	(64)
Income tax basis net income, prior to dividends paid deduction	$60,898	$135,390	$91,794

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2020	2019	2018
Ordinary income	91.91%	29.82%	100.00%
Return of capital	8.09%	—%	—%
Capital gains	—%	70.18%	—%
	100%	100%	100%

Piedmont has $0 and approximately $1.0 million of uncertain tax positions included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively. Piedmont recognized approximately $1.0 million of recoveries of previously recorded estimated accrued interest and penalties for the year ended December 31, 2020, and approximately $1.4 million of such recoveries for both the years ended December 31, 2019 and 2018. The tax years 2017 to 2019 remain open to examination by various federal and state taxing authorities.

16.    Quarterly Results (unaudited)

A summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019, is presented below (in thousands, except per-share data):

	2020
	First	Second	Third	Fourth
Revenues	$137,171	$134,631	$131,693	$131,529
Gain/(loss) on sale of real estate assets	$3	$191,369	$(340)	$14,634
Net income	$8,711	$192,426	$8,940	$22,608
Net income applicable to Piedmont	$8,709	$192,427	$8,943	$22,609
Basic earnings per share	$0.07	$1.53	$0.07	$0.18
Diluted earnings per share	$0.07	$1.52	$0.07	$0.18
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

	2019
	First	Second	Third	Fourth
Revenues	$132,936	$130,668	$135,421	$134,153
Gain on sale of real estate assets	$37,887	$1,451	$32	$157,640
Net income	$50,209	$8,152	$8,419	$162,476
Net income applicable to Piedmont	$50,208	$8,153	$8,422	$162,478
Basic and diluted earnings per share	$0.40	$0.06	$0.07	$1.29
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

17.    Segment Information

Piedmont’s accelerated disposition program has narrowed the geographic footprint of the portfolio, with a concentration on Sunbelt properties. During the year ended December 31, 2020, Piedmont disposed of its only asset in Philadelphia, Pennsylvania and its remaining assets in New Jersey (see Note 13). As a result of this concentration of Piedmont's portfolio, the chief operating decision maker ("CODM"), who is Piedmont's President and Chief Executive Officer, began to evaluate Piedmont's portfolio and assess the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. Additionally, as of December 31, 2020, Piedmont owns two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. During the periods presented, there have been no material intersegment transactions. The accounting policies of the reportable segments are the same as Piedmont.

NOI by geographic segment is the primary performance measure reviewed by the CODM to assess operating performance and is calculated by deducting operating expenses from revenues. Revenues include lease revenues and other property income; and operating expenses include property operating costs. The NOI consists only of revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Piedmont calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following table presents revenues included in NOI by geographic reportable segments (in thousands):

	Years Ended December 31,
	2020	2019	2018
Dallas	$101,727	$55,346	$54,382
Atlanta	95,403	75,699	62,282
Washington, D.C.	59,760	64,481	68,404
Minneapolis	61,465	64,318	57,711
Boston	61,338	64,739	54,648
Orlando	54,886	57,084	55,440
New York	69,827	75,587	71,733
Total reportable segments	504,406	457,254	424,600
Corporate and other	30,618	75,924	101,367
Total Revenues	$535,024	$533,178	$525,967

The following table presents NOI by geographic reportable segments (in thousands):

	Years Ended December 31,
	2020	2019	2018
Dallas	$59,845	$29,438	$29,286
Atlanta	60,276	47,287	38,660
Washington, D.C.	36,696	41,167	41,565
Minneapolis	33,588	35,610	30,402
Boston	41,722	44,016	37,887
Orlando	34,427	35,433	35,067
New York	38,990	44,036	40,622
Total reportable segments	305,544	276,987	253,489
Corporate and other	13,915	43,637	63,649
Total NOI	$319,459	$320,624	$317,138

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income applicable to Piedmont	$232,688	$229,261	$130,296
Management fee revenue (1)	(1,495)	(2,518)	(712)
Depreciation and amortization	203,869	182,682	171,252
Impairment loss on real estate assets	—	8,953	—
General and administrative expenses	27,464	37,895	29,713
Interest expense	54,990	61,594	61,023
Other income	(1,724)	(228)	(418)
Loss on extinguishment of debt	9,336	—	1,680
Gain on sale of real estate assets	(205,666)	(197,010)	(75,691)
Net loss applicable to noncontrolling interests	(3)	(5)	(5)
NOI	$319,459	$320,624	$317,138

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

18.    Subsequent Events

Declaration of Dividend for the First Quarter 2021

On February 2, 2021, the board of directors declared a dividend for the first quarter 2021 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 26, 2021, payable on March 19, 2021.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2020
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	6,473	5,506	45,982	51,488	21,321	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	12,363	8,021	57,196	65,217	28,532	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	2,794	3,642	32,291	35,933	14,670	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	8,454	3,157	52,110	55,267	22,979	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	11,562	3,157	54,224	57,381	25,875	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,524	3,157	47,558	50,715	15,583	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	31,142	11,138	206,771	217,909	91,546	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(15,253)	6,662	53,778	60,440	26,802	2000	8/1/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	2,375	22,146	52,115	74,261	21,865	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	16,725	13,636	87,643	101,279	36,852	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	9,758	21,959	57,360	79,319	25,963	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	9,768	31,985	72,907	104,892	29,381	2001	11/19/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	43,190	60,708	183,990	244,698	62,826	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(8,031)	4,365	27,635	32,000	11,819	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(23,111)	7,113	41,690	48,803	18,286	1991	2/26/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	48,835	11,791	118,449	130,240	38,772	1987	12/9/2004	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,316)	2,543	16,883	19,426	6,775	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(2,047)	2,543	29,787	32,330	12,272	1998	8/31/2006	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2020
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
TWO PIERCE PLACE	Itasca, IL	100%	None	4,370	70,632	75,002	12,528	8,156	79,374	87,530	25,018	1991	12/7/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	621	2,919	25,019	27,938	7,170	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	839	2,661	26,581	29,242	7,636	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,632	1,780	17,142	18,922	6,325	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY	Boston, MA	100%	None	3,626	36,916	40,542	(5,419)	3,612	31,511	35,123	7,363	2001	9/13/2011	0	-	40
235 PRESIDENTIAL WAY	Boston, MA	100%	None	4,154	44,048	48,202	(6,851)	4,138	37,213	41,351	8,659	2000	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	5,634	2,570	26,189	28,759	8,063	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	917	36,930	129,987	166,917	27,497	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	6,463	7,190	61,908	69,098	14,471	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	726	4,820	38,493	43,313	8,203	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	2,469	6,640	47,279	53,919	10,939	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	(467)	2,020	10,213	12,233	2,786	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	27,610	9,560	50,276	59,836	(2,212)	9,560	48,064	57,624	8,813	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	5,879	5,870	72,728	78,598	12,934	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	4,092	2,147	26,017	28,164	3,522	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	4,117	4,470	42,165	46,635	7,564	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	3,731	1,980	12,661	14,641	2,050	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,319	1,890	95,413	97,303	10,591	2015	N/A	0	-	40
200 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	11,660	139,015	150,675	20,653	11,660	159,668	171,328	22,127	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	6,799	4,000	80,353	84,353	14,130	1987	11/4/2015	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2020
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	3,381	5,960	53,394	59,354	8,796	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	(20)	6,470	77,838	84,308	11,639	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	862	4,550	56,471	61,021	9,869	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	(4,471)	6,240	52,653	58,893	6,455	1997 / 2008	8/10/2016	0	-	40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	9,738	6,470	65,563	72,033	8,642	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY	Irving, TX	100%	None	7,860	36,303	44,163	2,914	7,860	39,217	47,077	8,445	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	3,917	4,360	26,237	30,597	3,384	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	—	2,805	28,119	30,924	3,396	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	(553)	3,707	34,789	38,496	4,531	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	(2,543)	10,230	52,244	62,474	5,942	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	488	7,285	72,937	80,222	7,238	1982	5/6/2019	0	-	40
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	698	5,687	93,613	99,300	5,605	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	9	5,418	81,012	86,430	5,135	2002	8/23/2019	0	-	40
ONE GALLERIA TOWER	Dallas, TX	100%	None	5,286	107,767	113,053	982	5,286	108,749	114,035	5,933	1982	2/12/2020	0		40
TWO GALLERIA TOWER	Dallas, TX	100%	None	3,835	109,605	113,440	545	3,836	110,149	113,985	6,061	1985	2/12/2020	0		40
THREE GALLERIA TOWER	Dallas, TX	100%	None	6,541	125,490	132,031	312	6,541	125,802	132,343	5,895	1991	2/12/2020	0		40
222 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	1,899	18,417	20,316	157	1,899	18,574	20,473	—	1959	10/29/2020	0		40
UNDEVELOPED LAND PARCELS (6)	Various	100%	None	44,509	—	44,509	363	41,620	3,252	44,872	446	N/A	Various			N/A
Total—All Properties				$459,673	$3,143,299	$3,602,972	$288,454	$484,466	$3,406,960	$3,891,426	$835,392

(1)All of Piedmont's properties are office buildings, except for the separately described Undeveloped Land Parcels.
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
(6)Undeveloped Land Parcels includes land parcels that Piedmont may develop in the future.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

	2020	2019	2018
Real Estate:
Balance at the beginning of the year	$3,818,287	$3,924,531	$4,438,209
Additions to/improvements of real estate	493,760	406,832	206,442
Assets disposed	(393,231)	(452,672)	(675,692)
Assets impaired (1)	—	(8,953)	—
Write-offs of intangible assets (2)	(15,891)	(36,428)	(33,067)
Write-offs of fully depreciated/amortized assets	(11,499)	(15,023)	(11,361)
Balance at the end of the year	$3,891,426	$3,818,287	$3,924,531
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$875,777	$907,937	$1,053,467
Depreciation and amortization expense	142,762	132,600	128,456
Assets disposed	(155,757)	(113,309)	(229,558)
Write-offs of intangible assets (2)	(15,891)	(36,428)	(33,067)
Write-offs of fully depreciated/amortized assets	(11,499)	(15,023)	(11,361)
Balance at the end of the year	$835,392	$875,777	$907,937

(1)Piedmont recognized an impairment loss on the Dupree building, as well as the 600 Corporate Drive building (see Note 7).
(2)Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-4