Form 10-Q
period 2021-03-31
Piedmont Office Realty Trust, Inc.
filed 2021-04-28
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 27, 2021:
124,029,001 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont," "we," "our," or "us"), or its executive officers on Piedmont’s behalf, may from time to time make forward-looking statements in reports and other documents Piedmont files with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and Piedmont’s future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financings, and operating objectives; discussions regarding future dividends and share repurchases; discussions regarding the potential uses of capital and means to secure additional sources of capital; and discussions regarding the potential impact of economic conditions on our real estate and lease portfolio, among others.

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
•Future acts of terrorism, civil unrest, or armed hostilities in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against any of our tenants;
•Risks related to the occurrence of cyber incidents, or a deficiency in our cybersecurity, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships;
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
•Changes in interest rates and changes in the method pursuant to which the LIBOR rates are determined and the planned phasing out of USD LIBOR after June 2023;
•High interest rates which could affect our ability to finance or refinance properties;
•The effect of future offerings of debt or equity securities or changes in market interest rates on the value of our common stock;
•Uncertainties associated with environmental and other regulatory matters;
•Potential changes in the political environment and reduction in federal and/or state funding of our governmental tenants;
•Changes in the financial condition of our tenants directly or indirectly resulting from geopolitical developments that could negatively affect international trade, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods;
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
•The future effectiveness of our internal controls and procedures; and
•Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

The information presented in the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income/(loss), stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with GAAP.
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2020. Piedmont’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share and per share amounts)

	March 31, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$484,467	$484,466
Buildings and improvements, less accumulated depreciation of $793,064 and $767,542 as of March 31, 2021 and December 31, 2020, respectively	2,446,135	2,424,225
Intangible lease assets, less accumulated amortization of $72,475 and $67,850 as of March 31, 2021 and December 31, 2020, respectively	83,159	90,594
Construction in progress	47,498	56,749
Total real estate assets	3,061,259	3,056,034
Cash and cash equivalents	10,689	7,331
Tenant receivables, net of allowance for doubtful accounts of $4,965 and $4,553 as of March 31, 2021 and December 31, 2020, respectively	4,545	8,448
Straight-line rent receivables	156,257	151,153
Note receivable	118,500	118,500
Restricted cash and escrows	1,741	1,883
Prepaid expenses and other assets	22,647	23,277
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $182,435 and $172,619 as of March 31, 2021 and December 31, 2020, respectively	263,318	274,266
Total assets	$3,737,874	$3,739,810
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $10,181 and $10,932 as of March 31, 2021 and December 31, 2020, respectively	$1,633,819	$1,594,068
Secured debt, net of premiums and unamortized debt issuance costs of $204 and $326 as of March 31, 2021 and December 31, 2020, respectively	27,628	27,936
Accounts payable, accrued expenses and accrued capital expenditures	92,183	111,997
Dividends payable	—	25,683
Deferred income	56,638	36,891
Intangible lease liabilities, less accumulated amortization of $29,665 and $27,344 as of March 31, 2021 and December 31, 2020, respectively	32,607	35,440
Interest rate swaps	7,654	9,834
Total liabilities	1,850,529	1,841,849
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2021 or December 31, 2020	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2021 or December 31, 2020	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,029,001 and 123,839,419 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,240	1,238
Additional paid-in capital	3,697,801	3,693,996
Cumulative distributions in excess of earnings	(1,791,558)	(1,774,856)
Other comprehensive loss	(21,813)	(24,100)
Piedmont stockholders’ equity	1,885,670	1,896,278
Noncontrolling interest	1,675	1,683
Total stockholders’ equity	1,887,345	1,897,961
Total liabilities and stockholders’ equity	$3,737,874	$3,739,810
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental and tenant reimbursement revenue	$125,912	$132,154
Property management fee revenue	758	773
Other property related income	2,587	4,244
	129,257	137,171
Expenses:
Property operating costs	51,424	53,190
Depreciation	28,103	27,884
Amortization	22,912	23,631
General and administrative	7,251	8,643
	109,690	113,348
Other income (expense):
Interest expense	(12,580)	(15,264)
Other income	2,356	149
Gain on sale of real estate assets	—	3
	(10,224)	(15,112)
Net income	9,343	8,711
Net loss/(income) applicable to noncontrolling interest	1	(2)
Net income applicable to Piedmont	$9,344	$8,709
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.08	$0.07
Weighted-average common shares outstanding – basic	123,945,972	125,862,086
Weighted-average common shares outstanding – diluted	124,449,731	126,360,003
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2021		2020

Net income applicable to Piedmont		$9,344		$8,709
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	1,561		(21,937)
Plus/(less): Reclassification of net loss/(gain) included in net income (See Note 4)	726		(6)
Other comprehensive income/(loss)		2,287		(21,943)
Comprehensive income/(loss) applicable to Piedmont		$11,631		$(13,234)

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,046)	—	(7)	(26,053)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	190	2	3,805	—	—	—	3,807
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	9,344	—	—	9,344
Other comprehensive income	—	—	—	—	2,287	—	2,287
Balance, March 31, 2021	124,029	$1,240	$3,697,801	$(1,791,558)	$(21,813)	$1,675	$1,887,345

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Dividends to common stockholders ($0.21 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(26,443)	—	(6)	(26,454)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	138	1	4,428	—	—	—	4,429
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net income applicable to Piedmont	—	—	—	8,709	—	—	8,709
Other comprehensive loss	—	—	—	—	(21,943)	—	(21,943)
Balance, March 31, 2020	125,921	$1,259	$3,690,821	$(1,889,109)	$(20,976)	$1,722	$1,783,717

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$9,343	$8,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,103	27,884
Amortization of debt issuance costs inclusive of settled interest rate swaps	760	206
Other amortization	21,132	21,518
General reserve for uncollectible accounts	412	—
Stock compensation expense	3,275	3,895
Gain on sale of real estate assets	—	(3)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(2,561)	(10,011)
Decrease in prepaid expenses and other assets	224	753
Decrease in accounts payable and accrued expenses	(15,790)	(6,941)
Increase in deferred income	1,922	785
Net cash provided by operating activities	46,820	46,797
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	—	(396,846)
Capitalized expenditures	(25,759)	(32,318)
Net sales proceeds from wholly-owned properties	—	(62)
Deferred lease costs paid	(2,054)	(19,581)
Net cash used in investing activities	(27,813)	(448,807)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(21)	(146)
Proceeds from debt	91,000	792,625
Repayments of debt	(52,185)	(341,175)
Discount paid due to loan modification	—	(525)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,164)	(1,596)
Repurchases of common stock as part of announced plan	(685)	—
Dividends paid and discount on dividend reinvestments	(51,736)	(52,881)
Net cash (used in)/provided by financing activities	(15,791)	396,302
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	3,216	(5,708)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	9,214	15,386
Cash, cash equivalents, and restricted cash and escrows, end of period	$12,430	$9,678

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

1.    Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of its revenue being generated from the Sunbelt. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of March 31, 2021, Piedmont owned 54 in-service office properties and one redevelopment asset in select sub-markets located within seven major U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. As of March 31, 2021, Piedmont's 54 in-service office properties comprised approximately 16.4 million square feet (unaudited) of primarily Class A commercial office space and were 86.0% leased.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. Piedmont is subject to certain taxes related to the operations of properties in certain locations, as well as operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements.

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three months ended March 31, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Fixed payments	$105,170	$111,496
Variable payments	20,742	20,658
Total Rental and Tenant Reimbursement Revenue	$125,912	$132,154

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For both the three months ended March 31, 2021 and 2020, Piedmont recognized approximately $20,000 of operating lease costs related to these office space leases. As of March 31, 2021, the weighted-average lease term of Piedmont's right of use assets is approximately two years, and the weighted-average discount rate is 1.60%.

3.    Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2021 and December 31, 2020 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2021	December 31, 2020
Secured (Fixed)
$35 Million Fixed-Rate Loan (3)	5.55%	3.75%		9/1/2021		$27,424	$27,610
Net premium and unamortized debt issuance costs						204	326
Subtotal/Weighted Average (4)	5.55%					27,628	27,936
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	1.11%		11/30/2021		300,000	300,000
$500 Million Unsecured 2018 Line of Credit (5)	LIBOR + 0.90%	1.01%		9/30/2022	(6)	44,000	5,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.06%	(7)	3/31/2025		250,000	250,000
$300 Million Unsecured Senior Notes	3.15%	3.90%		8/15/2030		300,000	300,000
Discounts and unamortized debt issuance costs						(10,181)	(10,932)
Subtotal/Weighted Average (4)	2.92%					1,633,819	1,594,068
Total/Weighted Average (4)	2.97%					$1,661,447	$1,622,004

(1)Other than the $35 Million Fixed-Rate Loan, all of Piedmont’s outstanding debt as of March 31, 2021 and December 31, 2020 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements, issuance premiums/discounts, and/or fair market value adjustments upon assumption of debt.
(3)Collateralized by the 5 Wall Street building in Burlington, Massachusetts.
(4)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2021.
(5)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.
(6)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.
(7)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of March 31, 2021 (see Note 4 for more detail).

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.5 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively. Also, Piedmont capitalized interest of approximately $0.8 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2021.

4.    Derivative Instruments
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

The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 48 months. A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2021 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2021 and December 31, 2020, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(7,654)	(9,834)
Net derivative liability	$(7,654)	$(9,834)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three months ended March 31, 2021 and 2020, respectively, was as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2021	March 31, 2020
Amount of gain/(loss) recognized in OCI	$1,561	$(21,937)
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(726)	$6

Total amount of interest expense presented in the consolidated statements of income	$(12,580)	$(15,264)

Piedmont estimates that approximately $2.9 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three months ended March 31, 2021 and 2020, respectively.

Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $7.8 million as of March 31, 2021. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021			December 31, 2020
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$10,689	$10,689	Level 1	$7,331	$7,331	Level 1
Tenant receivables, net (1)	$4,545	$4,545	Level 1	$8,448	$8,448	Level 1
Notes receivable	$118,500	$118,500	Level 2	$118,500	$118,500	Level 2
Restricted cash and escrows (1)	$1,741	$1,741	Level 1	$1,883	$1,883	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$8,729	$8,729	Level 1	$45,345	$45,345	Level 1
Interest rate swaps	$7,654	$7,654	Level 2	$9,834	$9,834	Level 2
Debt, net	$1,661,447	$1,720,519	Level 2	$1,622,004	$1,690,377	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's notes receivable were carried at book value as of March 31, 2021, and were issued in conjunction with the sale of properties to an unrelated third-party buyer in October 2020. Piedmont has evaluated the facts and circumstances present at the time of issuance of the notes receivable as compared to those same circumstances as of March 31, 2021 and determined that the book value approximates its estimated fair value.

Piedmont's debt was carried at book value as of March 31, 2021 and December 31, 2020; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2021 and December 31, 2020. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2021 and December 31, 2020, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

6.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2021, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $37.2 million for the approximately 20-year, 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2021 or 2020.

Contingencies Related to the COVID-19 Pandemic

As a result of the COVID-19 pandemic, Piedmont has entered into approximately 70 agreements with various tenants that primarily deferred rent payments until either the fourth quarter of 2020 or into 2021 with interest. As of March 31, 2021, approximately $3.3 million of such deferrals plus interest remains to be paid to Piedmont.

While the long-term impacts of the COVID-19 pandemic remain uncertain, a prolonged economic downturn or recession resulting from the pandemic could adversely affect certain of Piedmont's tenants which could, in turn, adversely impact Piedmont's business, financial condition and results of operations. Piedmont will continue to work closely with our tenants on a case-by-case basis to address any remaining concerns, continuing to seek solutions that address immediate cash flow interruptions while maintaining long term lease obligations.

7.    Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has annually granted deferred stock award units to all of Piedmont's employees which are generally based upon Piedmont's financial performance of the previous year measured against board approved operating goals and objectives, executed leasing goals, and certain other financial and operational metrics. Annually granted deferred stock award units to independent directors are for services rendered. Most employee awards vest ratably over a multi-year period and independent director awards vest over one year.

Certain management employees' long-term equity incentive programs are split equally between the deferred stock award units and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these certain employees, as well as the peer group to be used for comparative purposes, are predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award. The grant date fair value of the multi-year performance share awards are estimated using a Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2020	1,009,530	$24.37
Deferred Stock Awards Granted	296,277	$17.15
Increase in Estimated Potential Share Award based on TSR Performance	187,464	$23.66
Performance Stock Awards Vested	(200,674)	$23.52
Deferred Stock Awards Vested	(122,667)	$19.99
Deferred Stock Awards Forfeited	(5,913)	$19.57
Unvested and Potential Stock Awards as of March 31, 2021	1,164,017	$23.05

The following table provides additional information regarding stock award activity during the three months ended March 31, 2021 and 2020, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$17.15	$24.40
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$2,452	$1,216
Share-based Liability Awards Paid During the Period (1)	$3,610	$4,116

(1)Amounts reflect the issuance during the three months ended March 31, 2021 and 2020, respectively, of performance share awards to certain management employees related to the multi-year 2018-20 and 2017-19 Performance Share Plans.

A detail of Piedmont’s outstanding stock awards and programs as of March 31, 2021 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 17, 2018	Deferred Stock Award	250,584	$17.84	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 17, 2019, 2020, and 2021, respectively.	52,227
May 3, 2019	Deferred Stock Award	274,840	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	132,678
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	224,900	(2)
February 19, 2020	Deferred Stock Award	159,157	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	94,351
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	249,518	(2)
May 13, 2020	Deferred Stock Award-Board of Directors	45,780	$13.76	Of the shares granted, 100% will vest by May 13, 2021.	45,780
February 17, 2021	Deferred Stock Award	266,469	$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	218,686
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—	$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	145,877	(2)
Total					1,164,017

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2021.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2021. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended March 31, 2021 and 2020, Piedmont recognized approximately $3.3 million and $3.9 million, respectively, of compensation expense related to stock awards of which $2.0 million and $2.7 million, respectively, is related to the amortization of unvested and potential stock awards, as well as the fair value adjustment for liability awards. During the three months ended March 31, 2021, a net total of 189,582 shares were issued to employees. As of March 31, 2021, approximately $11.9 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

8.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the three months ended March 31, 2021 and 2020, (in thousands) are outlined below:

	Three Months Ended
	March 31, 2021	March 31, 2020
Accrued capital expenditures and deferred lease costs	$19,974	$16,408
Change in accrued dividends and discount on dividend reinvestments	$(25,683)	$(26,427)
Change in accrued share repurchases as part of an announced plan	$(686)	$—
Accrued deferred financing costs	$5	$76

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, to the consolidated balance sheets for the respective period (in thousands):

	2021	2020
Cash and cash equivalents as of January 1, 2021 and 2020, respectively	$7,331	$13,545
Restricted cash and escrows as of January 1, 2021 and 2020, respectively	1,883	1,841
Cash, cash equivalents, and restricted cash and escrows, beginning of period, as presented in the accompanying consolidated statement of cash flows	$9,214	$15,386

Cash and cash equivalents as of March 31, 2021 and 2020, respectively	$10,689	$7,920
Restricted cash and escrows as of March 31, 2021 and 2020, respectively	1,741	1,758
Cash, cash equivalents, and restricted cash and escrows, end of period, as presented in the accompanying consolidated statement of cash flows	$12,430	$9,678

Amounts in restricted cash and escrows typically represent: escrow accounts required for future property repairs; escrow accounts for the payment of real estate taxes as required under certain of Piedmont's debt agreements; earnest money deposited by a buyer to secure the purchase of one of Piedmont's properties; or security or utility deposits held for tenants as a condition of their lease agreement.

9.    Earnings Per Share

There are no adjustments to “Net income applicable to Piedmont” for the diluted earnings per share computations.

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended March 31, 2021 and 2020, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 182,745 and 67,915, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted-average common shares – basic	123,946	125,862
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	504	498
Weighted-average common shares – diluted	124,450	126,360

10.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. As of March 31, 2021, Piedmont also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

Accrual-based net operating income ("NOI") by geographic segment is the primary performance measure reviewed by Piedmont's CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating costs from lease revenues and other property related income. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. Piedmont's calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Dallas	$27,494	$20,958
Atlanta	22,705	23,902
Washington, D.C.	14,313	15,531
Minneapolis	15,265	15,837
Boston	15,509	15,532
Orlando	15,477	14,231
New York	13,188	19,447
Total reportable segments	123,951	125,438
Corporate and other	5,306	11,733
Total Revenues	$129,257	$137,171

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Dallas	$16,877	$12,490
Atlanta	14,996	14,912
Washington, D.C.	8,573	10,129
Minneapolis	8,155	8,699
Boston	10,824	10,697
Orlando	10,350	8,976
New York	7,296	11,114
Total reportable segments	77,071	77,017
Corporate and other	587	6,785
Total NOI	$77,658	$83,802

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income applicable to Piedmont	$9,344	$8,709
Management fee revenue (1)	(390)	(395)
Depreciation and amortization	51,015	51,515
General and administrative expenses	7,251	8,643
Interest expense	12,580	15,264
Other (income)/expense	(2,141)	67
Gain on sale of real estate assets	—	(3)
Net (loss)/income applicable to noncontrolling interests	(1)	2
NOI	$77,658	$83,802

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

11.    Subsequent Events

Second Quarter Dividend Declaration

On April 28, 2021, the Board of Directors of Piedmont declared a dividend for the second quarter of 2021 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 28, 2021. Such dividend will be paid on June 18, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Given our low-leverage operating model of long-term leases to creditworthy tenants, to date the COVID-19 pandemic has not materially impacted our financial condition, our overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties. However, the pandemic related slowdown of leasing activity during 2020 has impacted our occupancy, rental rate growth, and overall earnings. During the three months ended March 31, 2021, all of our properties remained open and fully operational for tenants to utilize as they deemed appropriate and we collected over 99% of our monthly billed contractual rents. Additionally, as of March 31, 2021, we have approximately $3.3 million of deferred rent receivables plus interest which remains to be paid to us.

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. We have $460 million of capacity on our $500 million line of credit available as of the date of this filing. When necessary, we may seek new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2021 and 2020 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Capital expenditures for redevelopment/renovations	$11,235	$8,539
Other capital expenditures, including building and tenant improvements	14,524	23,779
Total capital expenditures (1)	$25,759	$32,318

(1)Of the total amounts paid, approximately $1.4 million and $0.2 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.

"Capital expenditures for redevelopment/renovations" during both the three months ended March 31, 2021 and three months ended March 31, 2020 related to our build out related to the 520,000 square foot, 20-year renewal and expansion of the State of New York at the 60 Broad Street building in New York City, a redevelopment project to upgrade amenities at our 200 South Orange building in Orlando, Florida, as well as a redevelopment master plan project to upgrade common areas, amenities, and parking, at our Galleria buildings in Atlanta, Georgia.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the three months ended March 31, 2021, we committed to spend approximately $3.40 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.58 (net of expired lease commitments) for the three months ended March 31, 2020. As of March 31, 2021, we had one individually significant unrecorded tenant allowance commitment outstanding of approximately $37.2 million related to the State of New York's lease at our 60 Broad Street building mentioned above.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors, including being highly dependent on the competitive market conditions at the time of lease negotiations of the particular office market within which a given lease is signed. For example, depending on the length of the lease term, the renewal of a majority of the City of New York's 313,000 square foot lease at our 60 Broad Street building may require significant capital outlays for market-based tenant improvement allowances and leasing commissions.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of March 31, 2021, we had approximately $169.3 million of board-authorized capacity remaining for future stock repurchases. Finally, we may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended March 31, 2021 was $9.3 million, or $0.08 per diluted share, as compared with net income applicable to common stockholders of $8.7 million, or $0.07 per diluted share, for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 as compared to the same period in the prior year was primarily a result of interest expense savings due to lower interest rates and debt outstanding, interest income earned on notes receivable associated with seller financing of our New Jersey Portfolio in October 2020, and a reduction in certain property operating costs as a result of reduced building utilization across our portfolio due to the COVID-19 pandemic. These increases in net income were largely offset by a reduction in transient parking revenue as a result of the COVID-19 pandemic and lower rental and tenant reimbursement revenue primarily as a result of capital transaction activity subsequent to January 1, 2020.

Comparison of the accompanying consolidated statements of income for the three months ended March 31, 2021 versus the three months ended March 31, 2020

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2021 and 2020, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2021	% of Revenues	March 31, 2020	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$125.9		$132.2		$(6.3)
Property management fee revenue	0.8		0.8		—
Other property related income	2.6		4.2		(1.6)
Total revenues	129.3	100%	137.2	100%	(7.9)
Expense:
Property operating costs	51.4	40%	53.2	39%	(1.8)
Depreciation	28.1	22%	27.9	21%	0.2
Amortization	22.9	17%	23.6	17%	(0.7)
General and administrative	7.3	6%	8.6	6%	(1.3)
	109.7		113.3		(3.6)
Other income (expense):
Interest expense	(12.6)	10%	(15.3)	11%	2.7
Other income	2.3	2%	0.1	—%	2.2
Net income	$9.3	7%	$8.7	6%	$0.6

Revenue

Rental and tenant reimbursement revenue decreased approximately $6.3 million for the three months ended March 31, 2021 as compared to the same period in the prior year. The unfavorable variance was primarily due to capital transaction activity subsequent to January 1, 2020, as well as decreased portfolio occupancy for the three months ended March 31, 2021 as compared to the same period in the prior year.

Other property related income decreased approximately $1.6 million for the three months ended March 31, 2021 as compared to the same period in the prior year primarily due to lower transient parking utilization at our buildings during the three months ended March 31, 2021 as a result of the COVID-19 pandemic.

Expense

Property operating costs decreased approximately $1.8 million for the three months ended March 31, 2021 as compared to the same period in the prior year. The variance was primarily due to lower janitorial costs and other property operating costs as a result of reduced building utilization across our portfolio as a result of the COVID-19 pandemic.

Depreciation expense increased approximately $0.2 million for the three months ended March 31, 2021 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2020, partially offset by a net decrease in depreciation associated with capital transaction activity subsequent to January 1, 2020.

Amortization expense decreased approximately $0.7 million for the three months ended March 31, 2021 as compared to the same period in the prior year. Amortization expense decreased approximately $2.8 million due to certain lease intangible assets at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2020. This decrease was largely offset by an increase in amortization of lease intangible assets resulting from capital transaction activity subsequent to January 1, 2020.

General and administrative expenses decreased approximately $1.3 million for the three months ended March 31, 2021 as compared to the same period in the prior year, primarily reflecting reduced accruals for potential performance based compensation.

Other Income (Expense)

Interest expense decreased approximately $2.7 million for the three months ended March 31, 2021 as compared to the same period in the prior year as a result of the repayment of a $160 million mortgage in conjunction with the sale of the 1901 Market Street building in June 2020, as well as lower interest rates and an increase in capitalized interest for redevelopment projects during the three months ended March 31, 2021.

Other income increased approximately $2.2 million for the three months ended March 31, 2021 as compared to the same period in the prior year. The variance is attributable to interest income recognized on notes receivable extended to the purchaser of our New Jersey Portfolio in October 2020. The notes receivable mature in October 2023 and are secured by the 200 and 400 Bridgewater Crossing properties.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), has issued senior unsecured notes payable of $350 million, $400 million, and $300 million, that mature in 2023, 2024, and 2030, respectively (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and are effectively subordinated in right of payment to all of Piedmont OP’s existing and future mortgage indebtedness and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of March 31, 2021	As of December 31, 2020

Due from non-guarantor subsidiary	$900	$810
Total assets	$350,015	$347,757
Total liabilities	$1,660,891	$1,654,009

		For the Three Months Ended March 31, 2021
Total revenues		$11,206
Net loss		$(11,328)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer has been identified as our chief operating decision maker ("CODM"), as defined by GAAP. Our CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also our reportable segments. As of March 31, 2021, we also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, we do not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. See Note 10 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Dallas	$16,877	$12,490
Atlanta	14,996	14,912
Washington, D.C.	8,573	10,129
Minneapolis	8,155	8,699
Boston	10,824	10,697
Orlando	10,350	8,976
New York	7,296	11,114
Total reportable segments	77,071	77,017
Corporate and other	587	6,785
Total NOI	$77,658	$83,802

Comparison of the Three Months Ended March 31, 2021 Versus the Three Months Ended March 31, 2020

Dallas

NOI increased primarily as a result of the purchase of the Dallas Galleria Office Towers in February 2020.

Washington, D.C.

NOI decreased largely due to the write-off of certain lease-related assets at our 3100 Clarendon Boulevard building subsequent to April 1, 2020, as well as the timing of lease terminations and re-leasing of space at our 4250 N. Fairfax Drive building.

Orlando.

NOI increased primarily due to lease termination income recognized at our 200 South Orange Avenue building.

New York

NOI decreased primarily due to the sale of the New Jersey Portfolio in October 2020.

Corporate and other

NOI decreased primarily as a result of the sale of 1901 Market Street building in Philadelphia, Pennsylvania in June 2020.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as follows: Net income (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real estate and impairment charges, plus the add back of depreciation and amortization on real estate assets. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to the computation made by other REITs.

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain infrequent or non-recurring items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to the computation made by other REITs.

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and non-cash items including: non-real estate depreciation, straight-line rent adjustments and fair value lease adjustments, non-cash components of interest expense and compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to the computation of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2021	Per Share(1)	March 31, 2020	Per Share(1)
GAAP net income applicable to common stock	$9,344	$0.08	$8,709	$0.07
Depreciation of real estate assets	27,812	0.22	27,551	0.22
Amortization of lease-related costs	22,900	0.18	23,618	0.18
Gain on sale of real estate assets	—	—	(3)	—
NAREIT Funds From Operations and Core Funds from Operations applicable to common stock	$60,056	$0.48	$59,875	$0.47
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	654		577
Depreciation of non real estate assets	282		325
Straight-line effects of lease revenue	(4,103)		(6,785)
Stock-based compensation adjustments	1,111		2,300
Net effect of amortization of above and below-market in-place lease intangibles	(2,792)		(2,973)
Non-incremental capital expenditures (2)	(17,347)		(34,762)
Adjusted Funds From Operations applicable to common stock	$37,861		$18,557
Weighted-average shares outstanding – diluted	124,450		126,360

(1)Based on weighted average shares outstanding – diluted.
(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. Non-incremental capital expenditures incurred during the three months ended March 31, 2020 includes a $16 million leasing commission for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

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

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2021 and 2020 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Net income applicable to Piedmont (GAAP basis)	$9,344	$8,709	$9,344	$8,709

Net (loss)/income applicable to noncontrolling interest	(1)	2	(1)	2
Interest expense	12,580	15,264	12,580	15,264
Depreciation	28,094	27,876	28,094	27,876
Amortization	22,900	23,618	22,900	23,618
Depreciation and amortization attributable to noncontrolling interests	21	21	21	21
Gain on sale of real estate assets	—	(3)	—	(3)

EBITDAre(1) and Core EBITDA(2)	$72,938	$75,487	$72,938	$75,487
General & administrative expenses	7,251	8,643	7,251	8,643
Management fee revenue (3)	(390)	(395)	(390)	(395)
Other (income)/expense	(2,141)	67	(2,141)	67
Non-cash general reserve for uncollectible accounts	412	—
Straight-line rent effects of lease revenue	(4,103)	(6,785)
Straight line effects of lease revenue attributable to noncontrolling interests	1	(3)
Amortization of lease-related intangibles	(2,792)	(2,973)

Property NOI	$71,176	$74,041	$77,658	$83,802

Net operating (income)/loss from:
Acquisitions (4)	(7,440)	(3,539)	(9,211)	(4,729)
Dispositions (5)	413	(8,700)	413	(9,361)
Other investments (6)	144	103	200	158

Same Store NOI	$64,293	$61,905	$69,060	$69,870

Change period over period in Same Store NOI	3.9%	N/A	(1.2)%	N/A

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
(4)Acquisitions consist of One Galleria Tower, Two Galleria Tower and Three Galleria Tower in Dallas, Texas, purchased on February 12, 2020.
(5)Dispositions consist of 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020, and the New Jersey property portfolio sold on October 28, 2020.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties located primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of our ALR being generated from the Sunbelt. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of March 31, 2021, our average lease is between 15,000 and 20,000 square feet with six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 86.0% leased as of March 31, 2021, as compared to approximately 86.8% leased as of December 31, 2020. Other than the City of New York's 313,000 square foot lease that is currently in holdover status at 60 Broad Street in New York, we have no leases greater than 1% of our Annualized Lease Revenue ("ALR") expiring during the eighteen month period following March 31, 2021. We remain in advanced discussions for the renewal of substantially all of the City of New York's leased square footage. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively; however, as the economy has continued to recover from the impacts of the COVID-19 pandemic over the last few months, leasing activity across our portfolio has improved.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2021, we had almost 1 million square feet of executed leases for vacant space yet to commence or under rental abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended March 31, 2021, we experienced a 7.0% roll up in accrual rents on leases executed during the quarter for space vacant one year or less, and a 2.8% roll down on cash rents due primarily to one large, long-term renewal. Excluding the one large renewal, cash and accrual rents for the remainder of the activity rolled up 8.0% and 10.1%, respectively.

Same Store NOI increased by 3.9% on a cash basis, and decreased 1.2% on an accrual basis for the three months ended March 31, 2021 as compared to the same period in the prior year. The increase in cash basis Same Store NOI was primarily attributable to the burn off of significant abatements at 1155 Perimeter Center West in Atlanta and Arlington Gateway in Washington, D.C., along with a higher amount of termination income in 2021 primarily associated with the WeWork termination in Orlando, partially offset by a reduction in transient parking revenue as a result of the COVID-19 pandemic and decreased portfolio occupancy during the three months ended March 31, 2021 when compared to the same period in 2020. The decrease in accrual basis Same Store NOI was primarily attributable to a reduction in transient parking revenue as a result of the COVID-19 pandemic and decreased portfolio occupancy during the three months ended March 31, 2021 when compared to the same period in 2020. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat one of our wholly-owned subsidiaries as a taxable REIT subsidiary. This subsidiary performs non-customary services for tenants of buildings that we own and real estate and non-real estate related-services; however, any earnings related to such services performed by our taxable REIT subsidiary are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of March 31, 2021, we had no off-balance sheet arrangements.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. There have been no material changes to these policies during the three months ended March 31, 2021.

Contractual Obligations

There were no material changes in our contractual obligations during the three months ended March 31, 2021. For further information, see our annual disclosures related to contractual obligations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•Commitments Under Existing Lease Agreements;
•Contingencies Related to Tenant Audits/Disputes; and
•Contingencies Related to the COVID-19 Pandemic.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined. Furthermore, on March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an initial evaluation of its credit agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements. Piedmont will continue to evaluate its contracts as it approaches the end date for LIBOR.

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

The estimated fair value of our debt was approximately $1.7 billion as of March 31, 2021 and December 31, 2020. Our interest rate swap agreements in place as of March 31, 2021 and December 31, 2020 carried a notional amount totaling $100 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61% .

As of March 31, 2021, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.2 billion has an average effective interest rate of approximately 3.76% per annum with expirations ranging from 2021 to 2030. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2021, we had $44 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in a total interest rate of 1.01%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of March 31, 2021, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.06%. The current stated interest rate spread on the Amended and Restated $300 Million Unsecured 2011 Term Loan is LIBOR plus 1.00% (based on our current corporate credit rating), which, as of March 31, 2021, resulted in an interest rate of 1.11%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2021 would increase interest expense approximately $4.9 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2021.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the first quarter of 2021. As of March 31, 2021, approximately $169.3 million remains available under our stock repurchase program to make share repurchases through February 2022, at the discretion of management.

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019)

10.1	Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 2021

10.2	Form of Employee Officer Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 2021

10.3	Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 2021

10.4	Long-Term Incentive Program Award Agreement of the Company effective February 2021

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 17, 2021)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 28, 2021	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)