Form 10-Q
period 2021-06-30
Piedmont Office Realty Trust, Inc.
filed 2021-07-28
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 27, 2021:
124,135,427 shares

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Actual or threatened public health epidemics or outbreaks, such as the ongoing COVID-19 pandemic, and governmental and private measures taken to combat such health crises, which may affect our personnel, tenants, tenants' operations and ability to pay lease obligations, demand for office space, and the costs of operating our assets;
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2020. Piedmont’s results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share and per share amounts)

	June 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$476,717	$476,716
Buildings and improvements, less accumulated depreciation of $804,400 and $751,521 as of June 30, 2021 and December 31, 2020, respectively	2,398,886	2,371,521
Intangible lease assets, less accumulated amortization of $79,149 and $67,850 as of June 30, 2021 and December 31, 2020, respectively	75,853	90,594
Construction in progress	67,033	56,749
Real estate assets held for sale, net	61,218	60,454
Total real estate assets	3,079,707	3,056,034
Cash and cash equivalents	8,122	7,331
Tenant receivables, net of allowance for doubtful accounts of $4,965 and $4,553 as of June 30, 2021 and December 31, 2020, respectively	6,530	8,448
Straight-line rent receivables	156,912	148,797
Note receivable	118,500	118,500
Restricted cash and escrows	1,578	1,883
Prepaid expenses and other assets	29,469	23,277
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $191,045 and $171,817 as of June 30, 2021 and December 31, 2020, respectively	250,443	272,394
Other assets held for sale, net	8,132	4,228
Total assets	$3,758,311	$3,739,810
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $9,430 and $10,932 as of June 30, 2021 and December 31, 2020, respectively	$1,666,570	$1,594,068
Secured debt, net of premiums and unamortized debt issuance costs of $— and $326 as of June 30, 2021 and December 31, 2020, respectively	—	27,936
Accounts payable, accrued expenses and accrued capital expenditures	111,562	111,997
Dividends payable	—	25,683
Deferred income	70,594	36,891
Intangible lease liabilities, less accumulated amortization of $32,481 and $27,344 as of June 30, 2021 and December 31, 2020, respectively	29,761	35,440
Interest rate swaps	7,316	9,834
Total liabilities	1,885,803	1,841,849
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2021 or December 31, 2020	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2021 or December 31, 2020	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,131,920 and 123,839,419 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,241	1,238
Additional paid-in capital	3,698,656	3,693,996
Cumulative distributions in excess of earnings	(1,807,679)	(1,774,856)
Accumulated other comprehensive loss	(21,368)	(24,100)
Piedmont stockholders’ equity	1,870,850	1,896,278
Noncontrolling interest	1,658	1,683
Total stockholders’ equity	1,872,508	1,897,961
Total liabilities and stockholders’ equity	$3,758,311	$3,739,810
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental and tenant reimbursement revenue	$126,967	$131,247	$252,879	$263,401
Property management fee revenue	536	622	1,294	1,395
Other property related income	2,715	2,762	5,302	7,006
	130,218	134,631	259,475	271,802
Expenses:
Property operating costs	51,658	53,148	103,082	106,338
Depreciation	29,998	27,200	58,101	55,084
Amortization	20,693	24,349	43,605	47,980
General and administrative	8,211	5,937	15,462	14,580
	110,560	110,634	220,250	223,982
Other income (expense):
Interest expense	(12,345)	(13,953)	(24,925)	(29,217)
Other income	2,631	349	4,987	498
Loss on early extinguishment of debt	—	(9,336)	—	(9,336)
Gain on sale of real estate assets	—	191,369	—	191,372
	(9,714)	168,429	(19,938)	153,317
Net income	9,944	192,426	19,287	201,137
Net loss/(income) applicable to noncontrolling interest	3	1	4	(1)
Net income applicable to Piedmont	$9,947	$192,427	$19,291	$201,136
Per share information – basic:
Net income applicable to common stockholders	$0.08	$1.53	$0.16	$1.60
Per share information – diluted:
Net income applicable to common stockholders	$0.08	$1.52	$0.15	$1.59
Weighted-average common shares outstanding – basic	124,087,113	125,974,762	124,016,933	125,917,859
Weighted-average common shares outstanding – diluted	124,703,911	126,500,254	124,555,274	126,455,538
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020

Net income applicable to Piedmont		$9,947		$192,427		$19,291		$201,136
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(295)		(2,569)		1,266		(24,506)
Plus/(less): Reclassification of net loss included in net income (See Note 4)	740		185		1,466		179
Other comprehensive income/(loss)		445		(2,384)		2,732		(24,327)
Comprehensive income applicable to Piedmont		$10,392		$190,043		$22,023		$176,809

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	124,029	$1,240	$3,697,801	$(1,791,558)	$(21,813)	$1,675	$1,887,345
Costs of issuance of common stock	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,068)	—	(14)	(26,082)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	103	1	910	—	—	—	911
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	9,947	—	—	9,947
Other comprehensive income	—	—	—	—	445	—	445
Balance, June 30, 2021	124,132	$1,241	$3,698,656	$(1,807,679)	$(21,368)	$1,658	$1,872,508

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2020	125,921	$1,259	$3,690,821	$(1,889,109)	$(20,976)	$1,722	$1,783,717
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,465)	—	(14)	(26,479)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	104	1	556	—	—	—	557
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	192,427	—	—	192,427
Other comprehensive loss	—	—	—	—	(2,384)	—	(2,384)
Balance, June 30, 2020	126,025	$1,260	$3,691,377	$(1,723,147)	$(23,360)	$1,707	$1,947,837

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Costs of issuance of common stock	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.42 per share) and stockholders of subsidiaries	—	—	—	(52,114)	—	(21)	(52,135)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	293	3	4,715	—	—	—	4,718
Net loss applicable to noncontrolling interest	—	—	—	—	—	(4)	(4)
Net income applicable to Piedmont	—	—	—	19,291	—	—	19,291
Other comprehensive income	—	—	—	—	2,732	—	2,732
Balance, June 30, 2021	124,132	$1,241	$3,698,656	$(1,807,679)	$(21,368)	$1,658	$1,872,508

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Dividends to common stockholders ($0.42 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(52,908)	—	(20)	(52,933)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	242	2	4,984	—	—	—	4,986
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net income applicable to Piedmont	—	—	—	201,136	—	—	201,136
Other comprehensive loss	—	—	—	—	(24,327)	—	(24,327)
Balance, June 30, 2020	126,025	$1,260	$3,691,377	$(1,723,147)	$(23,360)	$1,707	$1,947,837

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$19,287	$201,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,101	55,084
Amortization of debt issuance costs inclusive of settled interest rate swaps	1,441	530
Other amortization	40,120	43,435
Loss on early extinguishment of debt	—	349
General reserve for uncollectible accounts	412	4,865
Stock compensation expense	6,451	5,545
Gain on sale of real estate assets	—	(191,372)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(6,959)	(20,923)
Increase in prepaid expenses and other assets	(7,122)	(8,464)
(Decrease)/increase in accounts payable and accrued expenses	(8,821)	518
Decrease in deferred income	(2,718)	(124)
Net cash provided by operating activities	100,192	90,580
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	—	(396,745)
Capitalized expenditures	(54,706)	(54,952)
Net sales proceeds from wholly-owned properties	—	350,752
Deferred lease costs paid	(6,871)	(23,072)
Net cash used in investing activities	(61,577)	(124,017)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(52)	(409)
Proceeds from debt	169,000	840,625
Repayments of debt	(125,610)	(701,441)
Discount paid due to loan modification	—	(525)
Costs of issuance of common stock	(29)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(2,936)	(2,601)
Repurchases of common stock as part of announced plan	(685)	—
Dividends paid and discount on dividend reinvestments	(77,817)	(79,360)
Net cash (used in)/provided by financing activities	(38,129)	56,289
Net increase in cash, cash equivalents, and restricted cash and escrows	486	22,852
Cash, cash equivalents, and restricted cash and escrows, beginning of period	9,214	15,386
Cash, cash equivalents, and restricted cash and escrows, end of period	$9,700	$38,238

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, Piedmont owned 54 in-service office properties and one redevelopment asset in select sub-markets located within seven major U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. As of June 30, 2021, Piedmont's 54 in-service office properties comprised approximately 16.4 million square feet (unaudited) of primarily Class A commercial office space and were 85.9% leased.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and six months ended June 30, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed payments	$105,209	$109,714	$210,379	$221,210
Variable payments	21,758	21,533	42,500	42,191
Total Rental and Tenant Reimbursement Revenue	$126,967	$131,247	$252,879	$263,401

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For the three and six months ended June 30, 2021 and 2020, Piedmont recognized approximately $20,000 and $40,000, respectively, of operating lease costs related to these office space leases. As of June 30, 2021, the remaining lease term of Piedmont's right of use asset is approximately one year, and the discount rate is 1.06%.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets have been reclassified as of December 31, 2020 to conform to the current period financial statement presentation related to the 225 and 235 Presidential Way buildings, which was classified as held for sale as of June 30, 2021. (see Note 7).

3.    Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2021 and December 31, 2020 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						June 30, 2021	December 31, 2020
Secured (Fixed)
$35 Million Fixed-Rate Loan	5.55%	—%		9/1/2021	(3)	$—	$27,610
Net premium and unamortized debt issuance costs						—	326
Subtotal						—	27,936
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	1.10%		11/30/2021	(4)	300,000	300,000
$500 Million Unsecured 2018 Line of Credit (5)	LIBOR + 0.90%	1.01%		9/30/2022	(6)	76,000	5,000
$350 Million Unsecured Senior Notes	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.05%	(7)	3/31/2025		250,000	250,000
$300 Million Unsecured Senior Notes	3.15%	3.90%		8/15/2030		300,000	300,000
Discounts and unamortized debt issuance costs						(9,430)	(10,932)
Subtotal/Weighted Average (8)	2.88%					1,666,570	1,594,068
Total						$1,666,570	$1,622,004

(1)All of Piedmont’s outstanding debt as of June 30, 2021 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)Repaid on June 1, 2021 without penalty.
(4)Piedmont currently anticipates refinancing the Amended and Restated $300 Million Unsecured 2011 Term Loan using the proceeds from a new unsecured debt issuance later in 2021.
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
(7)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of June 30, 2021 (see Note 4 for more detail).
(8)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of June 30, 2021.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $8.8 million and $13.0 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $25.3 million and $29.0 million for the six months ended June 30, 2021 and 2020, respectively. Also, Piedmont capitalized interest of approximately $0.9 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $1.7 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of June 30, 2021.

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

The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 45 months. A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2021 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2021 and December 31, 2020, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(7,316)	(9,834)
Net derivative liability	$(7,316)	$(9,834)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and six months ended June 30, 2021 and 2020, respectively, was as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amount of gain/(loss) recognized in OCI	$(295)	$(2,569)	$1,266	$(24,506)
Amount of previously recorded loss reclassified from OCI into Interest Expense	$(740)	$(185)	$(1,466)	$(179)

Total amount of interest expense presented in the consolidated statements of income	$(12,345)	$(13,953)	$(24,925)	$(29,217)

Piedmont estimates that approximately $2.9 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and six months ended June 30, 2021 and 2020, respectively.

Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $7.5 million as of June 30, 2021. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021			December 31, 2020
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$8,122	$8,122	Level 1	$7,331	$7,331	Level 1
Tenant receivables, net (1)	$6,530	$6,530	Level 1	$8,448	$8,448	Level 1
Notes receivable	$118,500	$119,666	Level 2	$118,500	$118,500	Level 2
Restricted cash and escrows (1)	$1,578	$1,578	Level 1	$1,883	$1,883	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$8,565	$8,565	Level 1	$45,345	$45,345	Level 1
Interest rate swaps	$7,316	$7,316	Level 2	$9,834	$9,834	Level 2
Debt, net	$1,666,570	$1,741,779	Level 2	$1,622,004	$1,690,377	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's notes receivable and debt were carried at book value as of June 30, 2021 and December 31, 2020; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above. Piedmont issued notes receivable in conjunction with the sale of properties to an unrelated third-party buyer in October 2020. As the facts and circumstances as of December 31, 2020 were substantially unchanged since the issuance of the notes receivable in October 2020, Piedmont determined that the book value of the notes approximated their estimated fair value as of December 31, 2020. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes as of June 30, 2021 and debt as of both December 31, 2020 and June 30, 2021 are considered to be based on significant other observable inputs (Level 2). Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable or debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2021 and December 31, 2020. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2021 and December 31, 2020, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

6.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2021, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $28.1 million for the approximately 20-year, 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three or six months ended June 30, 2021 or 2020.

Contingencies Related to the COVID-19 Pandemic

During the year ended December 31, 2020, as a result of the COVID-19 pandemic, Piedmont entered into agreements with certain tenants that primarily deferred their rental payments until either the fourth quarter of 2020 or into 2021 with interest. As of June 30, 2021, most of these deferrals have been collected and any remaining balances have been reserved. The long-term impacts of the COVID-19 pandemic on our tenants and the global economy remain unclear and any adverse affect on certain of Piedmont's tenants could, in turn, adversely impact Piedmont's business, financial condition and results of operations.

7.    Assets Held for Sale

As of June 30, 2021, the 225 and 235 Presidential Way assets in Woburn, Massachusetts, which are assigned to the Boston geographic reportable segment, met the criteria for held for sale classification. Consequently the assets of these properties as of December 31, 2020 are presented as held for sale for comparability in the accompanying consolidated balance sheets. The sale of the properties is expected to close near the end of 2021, subject to customary closing conditions.

	June 30, 2021	December 31, 2020
Real estate assets held for sale, net:
Land	$7,750	$7,750
Building and improvements, less accumulated depreciation of $16,699 and $16,021 as of June 30, 2021 and December 31, 2020, respectively	53,248	52,704
Construction in progress	220	—
Total real estate assets held for sale, net	$61,218	$60,454

Other assets held for sale, net:
Straight-line rent receivables	$2,705	$2,356
Deferred lease costs, less accumulated amortization of $996 and $802 as of June 30, 2021 and December 31, 2020, respectively	5,427	1,872
Total other assets held for sale, net	$8,132	$4,228

8.    Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has typically granted deferred stock award units to all of Piedmont's employees based upon the previous year's financial results measured against various board approved performance metrics. Most employee awards vest ratably over three years. In addition, Piedmont's independent directors receive an annual grant of deferred stock award units for services rendered and such awards vest over a one year service period.

Certain management employees' long-term equity incentive program is split equally between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these certain employees, as well as the peer group to be used for comparative purposes, are predetermined by the Board of Directors, advised by an outside compensation consultant. Any shares earned are awarded at the end of the multi-year performance period and vest upon award. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2020	1,009,530	$24.37
Deferred Stock Awards Granted	331,354	$17.24
Increase in Estimated Potential Share Awards based on TSR Performance	376,060	$25.11
Performance Stock Awards Vested	(200,674)	$23.52
Deferred Stock Awards Vested	(267,617)	$18.69
Deferred Stock Awards Forfeited	(23,564)	$19.59
Unvested and Potential Stock Awards as of June 30, 2021	1,225,089	$24.14

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$17.96	$13.76	$17.24	$22.39
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$2,550	$3,392	$5,002	$4,608
Share-based Liability Awards Paid During the Period (1)	$—	$—	$3,610	$4,116

(1)Reflects the value of stock earned pursuant to the 2018-20 and 2017-19 Performance Share Plans during the six months ended June 30, 2021 and 2020, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of June 30, 2021 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	256,766	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	83,176
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	310,576	(2)
February 19, 2020	Deferred Stock Award	159,157	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	89,729
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	291,104	(2)
February 17, 2021	Deferred Stock Award	266,469	$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	208,216
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—	$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	207,211	(2)
May 11, 2021	Deferred Stock Award-Board of Directors	35,077	$17.96	Of the shares granted, 100% will vest by May 11, 2022.	35,077
Total					1,225,089

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2021.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2021. Share estimates are subject to change in future periods based upon Piedmont's relative performance compared to its peer group of office REITs' TSR.

During the three months ended June 30, 2021 and 2020, Piedmont recognized approximately $3.2 million and $1.6 million, respectively, of compensation expense related to stock awards, all of which related to the amortization of unvested and potential stock awards and the fair value adjustment for liability awards. During the six months ended June 30, 2021 and 2020, Piedmont recognized approximately $6.5 million and $5.5 million, respectively, of compensation expense related to stock awards, of which $5.2 million and $4.3 million, respectively, is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the six months ended June 30, 2021, 292,501 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and directors. As of June 30, 2021, approximately $10.5 million of unrecognized compensation expense related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

9.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the six months ended June 30, 2021 and 2020, (in thousands) are outlined below:

	Six Months Ended
	June 30, 2021	June 30, 2020
Accrued capital expenditures and deferred lease costs	$33,199	$16,380
Change in accrued dividends and discount on dividend reinvestments	$(25,682)	$(26,427)
Change in accrued share repurchases as part of an announced plan	$(685)	$—
Accrued stock issuance costs	$26	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, to the consolidated balance sheets for the respective period (in thousands):

	2021	2020
Cash and cash equivalents as of January 1, 2021 and 2020, respectively	$7,331	$13,545
Restricted cash and escrows as of January 1, 2021 and 2020, respectively	1,883	1,841
Cash, cash equivalents, and restricted cash and escrows, beginning of period, as presented in the accompanying consolidated statement of cash flows	$9,214	$15,386

Cash and cash equivalents as of June 30, 2021 and 2020, respectively	$8,122	$36,469
Restricted cash and escrows as of June 30, 2021 and 2020, respectively	1,578	1,769
Cash, cash equivalents, and restricted cash and escrows, end of period, as presented in the accompanying consolidated statement of cash flows	$9,700	$38,238

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended June 30, 2021 and 2020, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 20,099 and 46,663, respectively, and for the six months ended June 30, 2021 and 2020, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 169,813 and 109,229, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-average common shares – basic	124,087	125,975	124,017	125,918
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	617	525	538	538
Weighted-average common shares – diluted	124,704	126,500	124,555	126,456

11.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. As of June 30, 2021, Piedmont also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Dallas	$28,931	$27,066	$56,425	$48,025
Atlanta	23,145	23,465	45,849	47,367
Washington, D.C.	14,971	14,866	29,284	30,397
Minneapolis	15,089	14,807	30,354	30,644
Boston	15,725	15,072	31,234	30,604
Orlando	12,903	12,695	28,380	26,926
New York	13,296	19,193	26,484	38,639
Total reportable segments	124,060	127,164	248,010	252,602
Corporate and other	6,158	7,467	11,465	19,200
Total Revenues	$130,218	$134,631	$259,475	$271,802

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Dallas	$17,244	$15,899	$34,020	$28,389
Atlanta	14,703	15,023	29,598	29,934
Washington, D.C.	9,188	9,306	17,659	19,435
Minneapolis	8,414	8,066	16,467	16,766
Boston	11,048	10,552	21,771	21,249
Orlando	7,839	7,995	18,088	16,972
New York	7,939	11,342	15,133	22,457
Total reportable segments	76,375	78,183	152,736	155,202
Corporate and other	2,407	3,233	3,705	10,016
Total NOI	$78,782	$81,416	$156,441	$165,218

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income applicable to Piedmont	$9,947	$192,427	$19,291	$201,136
Management fee revenue (1)	(247)	(282)	(637)	(677)
Depreciation and amortization	50,691	51,549	101,706	103,064
General and administrative expenses	8,211	5,937	15,462	14,580
Interest expense	12,345	13,953	24,925	29,217
Other income	(2,162)	(134)	(4,302)	(67)
Loss on extinguishment of debt	—	9,336	—	9,336
Gain on sale of real estate assets	—	(191,369)	—	(191,372)
Net (loss)/income applicable to noncontrolling interests	(3)	(1)	(4)	1
NOI	$78,782	$81,416	$156,441	$165,218

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

12.    Subsequent Event

Third Quarter Dividend Declaration

On July 28, 2021, the Board of Directors of Piedmont declared a dividend for the third quarter of 2021 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 27, 2021. Such dividend will be paid on September 17, 2021.

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

Given our low-leverage operating model of long-term leases to creditworthy tenants, the COVID-19 pandemic has not materially impacted our financial condition, overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties; however, the pandemic related slowdown of leasing activity during 2020 has negatively impacted our occupancy levels and rental rate growth, and slowed our previously expected earnings growth. During the six months ended June 30, 2021, the vast majority of our tenant rental collections have returned to pre-pandemic levels. Although the pandemic has had an ongoing impact on a few tenants (primarily small retail tenants), the long-term impact of the pandemic on our tenants and the global economy remains unclear.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. We have one debt obligation that matures over the next twelve months, a $300 million unsecured term loan, which we currently anticipate refinancing using the proceeds from a new unsecured debt issuance later this year. We have $425 million of capacity on our $500 million line of credit available as of the date of this filing. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2021 and 2020 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Capital expenditures for redevelopment/renovations	$23,882	$16,440
Other capital expenditures, including building and tenant improvements	30,824	38,512
Total capital expenditures (1)	$54,706	$54,952

(1)Of the total amounts paid, approximately $2.8 million and $0.6 million relates to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the six months ended June 30, 2021 and 2020, respectively.

"Capital expenditures for redevelopment/renovations" during both the six months ended June 30, 2021 and 2020 related to building upgrades, specifically to the lobby and the addition of tenant amenities, at our 60 Broad Street building in New York City; a redevelopment project to upgrade amenities at our 200 South Orange building in Orlando, Florida; and a redevelopment master plan project to upgrade common areas, amenities, and parking, at our Galleria buildings in Atlanta, Georgia. Additionally, capital expenditures for the six months ended June 30, 2021 also included a redevelopment project to upgrade the lobby and amenities of our 25 Burlington Mall Road building in Boston, Massachusetts.

"Other capital expenditures, including building and tenant improvements" includes all other capital expenditures during the period and is typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which can vary significantly from one reporting period to another based upon the specific leases executed. For leases executed during the six months ended June 30, 2021, we committed to spend approximately $3.57 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.28 (net of expired lease commitments) for the six months ended June 30, 2020. As of June 30, 2021, we had one individually significant unrecorded tenant allowance commitment outstanding of approximately $28.1 million related to the State of New York's lease at our 60 Broad Street building mentioned above.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the competitive market conditions of the particular office market at the time a lease is being negotiated.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of June 30, 2021, we had approximately $169.3 million of board-authorized capacity remaining for future stock repurchases. Finally, we may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended June 30, 2021 was $9.9 million, or $0.08 per diluted share, as compared with net income applicable to common stockholders of $192.4 million, or $1.52 per diluted share, for the three months ended June 30, 2020. The second quarter of 2020 included a $191.4 million gain on sale, and the related $9.3 million loss on early extinguishment of the $160 million mortgage, associated with the sale of 1901 Market Street in Philadelphia, Pennsylvania.

Comparison of the three months ended June 30, 2021 versus the three months ended June 30, 2020

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2021 and 2020, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2021	% of Revenues	June 30, 2020	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$127.0		$131.2		$(4.2)
Property management fee revenue	0.5		0.6		(0.1)
Other property related income	2.7		2.8		(0.1)
Total revenues	130.2	100%	134.6	100%	(4.4)
Expense:
Property operating costs	51.7	40%	53.1	40%	(1.4)
Depreciation	30.0	23%	27.2	20%	2.8
Amortization	20.7	16%	24.4	18%	(3.7)
General and administrative	8.2	6%	5.9	4%	2.3
	110.6		110.6		—
Other income (expense):
Interest expense	(12.3)	9%	(14.0)	10%	1.7
Other income	2.6	2%	0.3	—%	2.3
Loss on early extinguishment of debt	—	—%	(9.3)	7%	9.3
Gain on sale of real estate assets	—	—%	191.4	142%	(191.4)
Net income	$9.9	8%	$192.4	143%	$(182.5)

Revenue

Rental and tenant reimbursement revenue decreased approximately $4.2 million for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily reflecting the impact of disposition activity that occurred during the last half of 2020 and the slow down in leasing activity due to the pandemic and resulting lower overall portfolio occupancy compared to the second quarter of 2020.

Expense

Property operating costs decreased approximately $1.4 million for the three months ended June 30, 2021, as compared to the same period in the prior year due to disposition activity subsequent to April 1, 2020 and lower real estate taxes in certain jurisdictions.

Depreciation expense increased approximately $2.8 million for the three months ended June 30, 2021 as compared to the same period in the prior year. Approximately $4.5 million of the increase was due to depreciation on additional building and tenant improvements placed in service subsequent to April 1, 2020 at our existing properties. This increase was partially offset by disposition activity subsequent to April 1, 2020.

Amortization expense decreased approximately $3.7 million for the three months ended June 30, 2021 as compared to the same period in the prior year. The decrease is primarily due to certain lease intangible assets at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to April 1, 2020.

General and administrative expense increased approximately $2.3 million for the three months ended June 30, 2021 as compared to the same period in the prior year, primarily reflecting increased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense decreased approximately $1.7 million for the three months ended June 30, 2021 as compared to the same period in the prior year primarily as a result of the repayment of a $160 million mortgage in conjunction with the sale of the 1901 Market Street building in June 2020, as well as an increase in capitalized interest for redevelopment projects during the three months ended June 30, 2021.

Other income increased approximately $2.3 million for the three months ended June 30, 2021 as compared to the same period in the prior year. The variance is attributable to interest income recognized on notes receivable due from the purchaser of our New Jersey Portfolio in October 2020. The notes receivable mature in October 2023 and are secured by the 200 and 400 Bridgewater Crossing properties.

The loss on early extinguishment of debt during the three months ended June 30, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold during the three months ended June 30, 2020. The loss, which modestly reduces the significant gain on sale, was comprised of a prepayment penalty and unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the three months ended June 30, 2020 includes a gain of approximately $191.4 million recognized on the sale of the 1901 Market Street building.

Results of Operations

Comparison of the six months ended June 30, 2021 versus the six months ended June 30, 2020

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2021 and 2020, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2021	% of Revenues	June 30, 2020	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$252.9		$263.4		$(10.5)
Property management fee revenue	1.3		1.4		(0.1)
Other property related income	5.3		7.0		(1.7)
Total revenues	259.5	100%	271.8	100%	(12.3)
Expense:
Property operating costs	103.1	40%	106.4	39%	(3.3)
Depreciation	58.1	22%	55.1	20%	3.0
Amortization	43.6	17%	48.0	18%	(4.4)
General and administrative	15.4	6%	14.6	5%	0.8
	220.2		224.1		(3.9)
Other income (expense):
Interest expense	(24.9)	10%	(29.2)	11%	4.3
Other income	4.9	2%	0.5	—%	4.4
Loss on early extinguishment of debt	—	—%	(9.3)	3%	9.3
Gain on sale of real estate assets	—	—%	191.4	70%	(191.4)
Net income	$19.3	7%	$201.1	74%	$(181.8)

Revenue

Rental and tenant reimbursement revenue decreased approximately $10.5 million for the six months ended June 30, 2021 as compared to the same period in the prior year, primarily reflecting the impacts of disposition activity that occurred during the last half of 2020 and slower leasing activity in 2020 during the pandemic which lowered overall portfolio occupancy during the first six months of 2021 as compared to the first six months of 2020.

Other property related income decreased approximately $1.7 million for the six months ended June 30, 2021 as compared to the same period in the prior year primarily due to lower transient parking utilization at our buildings during the six months ended June 30, 2021 as compared to the same period in the prior year as result of the COVID-19 pandemic.

Expense

Property operating costs decreased approximately $3.3 million for the six months ended June 30, 2021 as compared to the same period in the prior year. The variance was primarily due to lower janitorial costs and other property operating costs as a result of reduced building utilization across our portfolio as a result of the COVID-19 pandemic.

Depreciation expense increased approximately $3.0 million for the six months ended June 30, 2021 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2020, partially offset by a net decrease in depreciation associated with capital disposition activity subsequent to January 1, 2020.

Amortization expense decreased approximately $4.4 million for the six months ended June 30, 2021 as compared to the same period in the prior year. Amortization expense decreased primarily due to certain lease intangible assets at our existing properties becoming fully amortized as a result of the expiration of leases subsequent to January 1, 2020.

General and administrative expenses increased approximately $0.8 million for the six months ended June 30, 2021 as compared to the same period in the prior year, primarily reflecting increased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense decreased approximately $4.3 million for the six months ended June 30, 2021 as compared to the same period in the prior year primarily as a result of the repayment of a $160 million mortgage in conjunction with the sale of the 1901 Market Street building in June 2020, as well as an increase in capitalized interest for redevelopment projects during the six months ended June 30, 2021.

Other income increased approximately $4.4 million for the six months ended June 30, 2021 as compared to the same period in the prior year. The variance is attributable to interest income recognized on notes receivable due from the purchaser of our New Jersey Portfolio in October 2020. The notes receivable mature in October 2023 and are secured by the 200 and 400 Bridgewater Crossing properties.

The loss on early extinguishment of debt during the six months ended June 30, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold during the six months ended June 30, 2020. The loss, which modestly reduces the significant gain on sale, was comprised of a prepayment penalty and unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the six months ended June 30, 2020 includes a gain of approximately $191.4 million recognized on the sale of the 1901 Market Street building.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), has issued senior unsecured notes payable of $350 million, $400 million, and $300 million, that mature in 2023, 2024, and 2030, respectively (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont Office Realty Trust, Inc. (the "Guarantor"), the parent entity that consolidates Piedmont OP and all other subsidiaries. By execution of the guarantee, the Guarantor guarantees to each holder of the Notes that the principal and interest on the Notes will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise, and interest on overdue principal and interest on any overdue interest, if any, on the Notes and all other obligations of the Issuer to the holders of the Notes will be promptly paid in full. The Guarantor's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of the Guarantor's other existing and future senior unsecured indebtedness and guarantees. The Guarantor’s guarantee of the Notes is effectively subordinated in right of payment to any future mortgage or other secured indebtedness or secured guarantees of the Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Guarantor’s subsidiaries.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2021	As of December 31, 2020

Due from non-guarantor subsidiary	$900	$810
Total assets	$347,520	$347,757
Total liabilities	$1,699,749	$1,654,009

		For the Six Months Ended June 30, 2021
Total revenues		$23,031
Net loss		$(21,834)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer has been identified as our chief operating decision maker ("CODM"), as defined by GAAP. Our CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also our reportable segments. As of June 30, 2021, we also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, we do not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. See Note 11 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Dallas	$17,244	$15,899	$34,020	$28,389
Atlanta	14,703	15,023	29,598	29,934
Washington, D.C.	9,188	9,306	17,659	19,435
Minneapolis	8,414	8,066	16,467	16,766
Boston	11,048	10,552	21,771	21,249
Orlando	7,839	7,995	18,088	16,972
New York	7,939	11,342	15,133	22,457
Total reportable segments	76,375	78,183	152,736	155,202
Corporate and other	2,407	3,233	3,705	10,016
Total NOI	$78,782	$81,416	$156,441	$165,218

Comparison of the Six Months Ended June 30, 2021 Versus the Six Months Ended June 30, 2020

Dallas

NOI increased primarily as a result of the purchase of the Dallas Galleria Office Towers in February 2020.

Washington, D.C.

NOI decreased largely due to the write-off of certain lease-related assets at our 3100 Clarendon Boulevard building, as well as the timing of lease terminations and re-leasing of space at our 4250 N. Fairfax Drive building.

Orlando.

NOI increased primarily due to lease termination income recognized at our 200 South Orange Avenue building during first quarter 2021.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as Net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investment in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to the computation made by other REITs.

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

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and non-cash items including: non-real estate depreciation, straight-lined rent and fair value lease adjustments, non-cash components of interest expense and compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to the computation of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2021	Per Share(1)	June 30, 2020	Per Share(1)	June 30, 2021	Per Share(1)	June 30, 2020	Per Share(1)
GAAP net income applicable to common stock	$9,947	$0.08	$192,427	$1.52	$19,291	$0.15	$201,136	$1.59
Depreciation of real estate assets	29,725	0.24	26,873	0.21	57,537	0.47	54,424	0.43
Amortization of lease-related costs	20,681	0.16	24,336	0.19	43,581	0.35	47,954	0.38
Gain on sale of real estate assets	—	—	(191,369)	(1.51)	—	—	(191,372)	(1.51)
NAREIT Funds From Operations applicable to common stock	$60,353	$0.48	$52,267	$0.41	$120,409	$0.97	$112,142	$0.89
Adjustments:
Loss on early extinguishment of debt	—	—	9,336	0.08	—	—	9,336	0.07
Core Funds From Operations applicable to common stock	$60,353	$0.48	$61,603	$0.49	$120,409	$0.97	$121,478	$0.96
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	573		672		1,227		1,249
Depreciation of non real estate assets	264		319		546		644
Straight-line effects of lease revenue	(2,402)		(7,278)		(6,505)		(14,063)
Stock-based compensation adjustments	2,404		645		3,515		2,945
Net effect of amortization of above and below-market in-place lease intangibles	(2,669)		(3,304)		(5,461)		(6,277)
Non-incremental capital expenditures (2)	(16,862)		(7,689)		(34,209)		(42,451)
Adjusted Funds From Operations applicable to common stock	$41,661		$44,968		$79,522		$63,525
Weighted-average shares outstanding – diluted	124,704		126,500		124,555		126,456

(1)Based on weighted average shares outstanding – diluted.
(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. Non-incremental capital expenditures incurred during the six months ended June 30, 2020 includes a $16 million leasing commission for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (calculated in accordance with GAAP) before interest, income-related federal, state, and local taxes, depreciation and amortization and removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

We calculate Same Store Net Operating Income ("Same Store NOI") as Property NOI attributable to the properties (excluding undeveloped land parcels) that were (i) owned by us during the entire span of the current and prior year reporting periods; (ii) that were not being developed or redeveloped during those periods; and (iii) for which no operating expenses were capitalized during those periods. For Same Store NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated. Same Store NOI, on either a cash or accrual basis, is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2021 and 2020, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income applicable to Piedmont (GAAP basis)	$9,947	$192,427	$9,947	$192,427

Net loss applicable to noncontrolling interest	(3)	(1)	(3)	(1)
Interest expense	12,345	13,953	12,345	13,953
Depreciation	29,989	27,192	29,989	27,192
Amortization	20,681	24,336	20,681	24,336
Depreciation and amortization attributable to noncontrolling interests	21	21	21	21
Gain on sale of real estate assets	—	(191,369)	—	(191,369)

EBITDAre(1)	$72,980	$66,559	$72,980	$66,559
Loss on early extinguishment of debt	—	9,336	—	9,336

Core EBITDA(2)	$72,980	$75,895	$72,980	$75,895
General & administrative expenses	8,211	5,937	8,211	5,937
Management fee revenue (3)	(247)	(282)	(247)	(282)
Other income	(2,162)	(134)	(2,162)	(134)
Non-cash general reserve for uncollectible accounts	—	4,865
Straight-line rent effects of lease revenue	(2,402)	(7,278)
Straight line effects of lease revenue attributable to noncontrolling interests	—	(3)
Amortization of lease-related intangibles	(2,669)	(3,304)

Property NOI	$73,711	$75,696	$78,782	$81,416

Net operating income from:
Acquisitions (4)	(8,761)	(5,740)	(10,412)	(8,012)
Dispositions (5)	(258)	(8,186)	(258)	(8,777)
Other investments (6)	182	134	238	680

Same Store NOI	$64,874	$61,904	$68,350	$65,307

Change period over period in Same Store NOI	4.8%	N/A	4.7%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current NAREIT definition. NAREIT currently defines EBITDAre as net income (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment losses, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for joint ventures. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
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
(6)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Orlando, Florida are included in this line item.

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2021 and 2020 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income applicable to Piedmont (GAAP basis)	$19,291	$201,136	$19,291	$201,136

Net (loss)/income applicable to noncontrolling interest	(4)	1	(4)	1
Interest expense	24,925	29,217	24,925	29,217
Depreciation	58,083	55,068	58,083	55,068
Amortization	43,581	47,954	43,581	47,954
Depreciation and amortization attributable to noncontrolling interests	42	42	42	42
Gain on sale of real estate assets	—	(191,372)	—	(191,372)

EBITDAre(1)	$145,918	$142,046	$145,918	$142,046
Loss on early extinguishment of debt	—	9,336	—	9,336

Core EBITDA(2)	$145,918	$151,382	$145,918	$151,382
General & administrative expenses	15,462	14,580	15,462	14,580
Management fee revenue (3)	(637)	(677)	(637)	(677)
Other income	(4,302)	(67)	(4,302)	(67)
Non-cash general reserve for uncollectible accounts	412	4,865
Straight-line rent effects of lease revenue	(6,505)	(14,063)
Straight line effects of lease revenue attributable to noncontrolling interests	1	(6)
Amortization of lease-related intangibles	(5,461)	(6,277)

Property NOI	$144,888	$149,737	$156,441	$165,218

Net operating (income)/loss from:
Acquisitions (4)	(16,202)	(9,279)	(19,624)	(12,741)
Dispositions (5)	155	(16,887)	155	(18,138)
Other investments (6)	326	238	438	838

Same Store NOI	$129,167	$123,809	$137,410	$135,177

Change period over period in Same Store NOI	4.3%	N/A	1.7%	N/A

(1)We calculate EBITDAre in accordance with the current NAREIT definition. NAREIT currently defines EBITDAre as net income (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment losses, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for joint ventures. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
(2)We calculate Core EBITDA as net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Acquisitions consist of One Galleria Tower, Two Galleria Tower and Three Galleria Tower in Dallas, Texas, purchased on February 12, 2020.
(5)Dispositions consist of 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020, and the New Jersey property portfolio sold on October 28, 2020.
(6)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Orlando, Florida are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties concentrated primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of our ALR being generated from the Sunbelt. We typically lease space to large, credit-worthy corporate or governmental tenants on a long-term basis. As of June 30, 2021, our average lease is approximately 15,000 square feet with six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 85.9% leased as of June 30, 2021, as compared to approximately 86.8% leased as of December 31, 2020. After signing a five-year renewal for approximately 300,000 square feet with the City of New York at 60 Broad Street in New York in June 2021, we have only one lease greater than 1% of our Annualized Lease Revenue ("ALR") expiring during the eighteen month period following June 30, 2021. This lease at our 750 West John Carpenter Freeway asset represents 1.2% of our ALR, and is scheduled to expire in the fourth quarter of 2022. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively. However, as the economy has continued to recover from the impacts of the COVID-19 pandemic over the last few months, leasing activity across our portfolio has improved.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and will continue to negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2021, we had over 600,000 square feet of executed leases for vacant space yet to commence or under rental abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended June 30, 2021, we experienced a 27.4% roll up in accrual rents on leases executed during the quarter for space vacant one year or less, and a 18.2% roll up on cash rents due primarily to the renewal of the New York City lease mentioned above. During the six months ended June 30, 2021, we experienced a 17.3% roll up in accrual rents on leases executed during the quarter for space vacant one year or less, and a 7.7% roll up on cash rents.

Same Store NOI increased by 4.8% on a cash basis, and 4.7% on an accrual basis for the three months ended June 30, 2021 as compared to the same period in the prior year. Additionally, Same Store NOI increased 4.3% on a cash basis, and 1.7% on an accrual basis for the six months ended June 30, 2021. During the six months ended June 30, 2021 as compared to the prior year, the increase in cash basis Same Store NOI was primarily attributable to the burn off of significant abatements at Enclave Place in Houston, Texas, Galleria 400 in Atlanta, and Arlington Gateway in Washington, D.C., along with a higher amount of termination income in 2021 primarily associated with the WeWork termination in Orlando, partially offset by a reduction in transient parking revenue as a result of the COVID-19 pandemic and decreased portfolio occupancy. The increase in accrual basis Same Store NOI during the six months ended June 30, 2021 as compared to the prior year was primarily attributable to the renewal of the New York City lease at 60 Broad Street mentioned previously. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of June 30, 2021, we had no off-balance sheet arrangements.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. There have been no material changes to these policies during the six months ended June 30, 2021.

Contractual Obligations

There were no material changes in our contractual obligations during the six months ended June 30, 2021. For further information, see our annual disclosures related to contractual obligations in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit, our Amended and Restated $300 Million Unsecured 2011 Term Loan, and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined. Furthermore, the United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an initial evaluation of its credit agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements. Piedmont will continue to evaluate its contracts as it approaches the end date for LIBOR.

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

The estimated fair value of our debt was approximately $1.7 billion as of June 30, 2021 and December 31, 2020. Our interest rate swap agreements in place as of June 30, 2021 and December 31, 2020 carried a notional amount totaling $100 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61%.

As of June 30, 2021, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.2 billion has an average effective interest rate of approximately 3.71% per annum with expirations ranging from 2022 to 2030. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2021, we had $76 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in a total interest rate of 1.01%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of June 30, 2021, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.05%. The current stated interest rate spread on the Amended and Restated $300 Million Unsecured 2011 Term Loan is LIBOR plus 1.00% (based on our current corporate credit rating), which, as of June 30, 2021, resulted in an interest rate of 1.10%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2021 would increase interest expense approximately $5.3 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the second quarter of 2021.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the second quarter of 2021. As of June 30, 2021, approximately $169.3 million remains available under our stock repurchase program to make share repurchases through February 2022, at the discretion of management.

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

10.1
Piedmont Office Realty Trust, Inc. Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12. 2021)

10.2	Amendment No. 4 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective March 19, 2020

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 17, 2021)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 28, 2021	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)