Form 10-Q
period 2021-09-30
Piedmont Office Realty Trust, Inc.
filed 2021-10-27
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 26, 2021:
124,136,822 shares

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
•Changes in tax laws impacting REITs and real estate in general, as well as our ability to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or other tax law changes which may adversely affect our stockholders;
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2020. Piedmont’s results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share and per share amounts)

	September 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$476,717	$476,716
Buildings and improvements, less accumulated depreciation of $829,832 and $751,521 as of September 30, 2021 and December 31, 2020, respectively	2,429,537	2,371,521
Intangible lease assets, less accumulated amortization of $80,072 and $67,850 as of September 30, 2021 and December 31, 2020, respectively	68,873	90,594
Construction in progress	48,226	56,749
Real estate assets held for sale, net	62,104	60,454
Total real estate assets	3,085,457	3,056,034
Cash and cash equivalents	8,189	7,331
Tenant receivables, net of allowance for doubtful accounts of $4,965 and $4,553 as of September 30, 2021 and December 31, 2020, respectively	8,678	8,448
Straight-line rent receivables	159,871	148,797
Note receivable	118,500	118,500
Restricted cash and escrows	6,093	1,883
Prepaid expenses and other assets	24,915	23,277
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $195,255 and $171,817 as of September 30, 2021 and December 31, 2020, respectively	241,765	272,394
Other assets held for sale, net	8,262	4,228
Total assets	$3,760,648	$3,739,810
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $12,899 and $10,932 as of September 30, 2021 and December 31, 2020, respectively	$1,665,101	$1,594,068
Secured debt, net of premiums and unamortized debt issuance costs of $0 and $326 as of September 30, 2021 and December 31, 2020, respectively	—	27,936
Accounts payable, accrued expenses and accrued capital expenditures	127,675	111,997
Dividends payable	—	25,683
Deferred income	73,614	36,891
Intangible lease liabilities, less accumulated amortization of $33,619 and $27,344 as of September 30, 2021 and December 31, 2020, respectively	26,924	35,440
Interest rate swaps	6,715	9,834
Total liabilities	1,900,029	1,841,849
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2021 or December 31, 2020	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2021 or December 31, 2020	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,135,626 and 123,839,419 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,241	1,238
Additional paid-in capital	3,700,208	3,693,996
Cumulative distributions in excess of earnings	(1,822,441)	(1,774,856)
Accumulated other comprehensive loss	(20,036)	(24,100)
Piedmont stockholders’ equity	1,858,972	1,896,278
Noncontrolling interest	1,647	1,683
Total stockholders’ equity	1,860,619	1,897,961
Total liabilities and stockholders’ equity	$3,760,648	$3,739,810
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental and tenant reimbursement revenue	$127,427	$128,280	$380,306	$391,681
Property management fee revenue	626	751	1,920	2,146
Other property related income	3,018	2,662	8,320	9,668
	131,071	131,693	390,546	403,495
Expenses:
Property operating costs	51,767	53,293	154,849	159,631
Depreciation	30,562	28,255	88,663	83,339
Amortization	20,373	22,990	63,978	70,970
General and administrative	6,955	5,469	22,417	20,049
	109,657	110,007	329,907	333,989
Other income (expense):
Interest expense	(12,450)	(12,725)	(37,375)	(41,942)
Other income	2,337	319	7,324	817
Loss on early extinguishment of debt	—	—	—	(9,336)
Gain/(loss) on sale of real estate assets	—	(340)	—	191,032
	(10,113)	(12,746)	(30,051)	140,571
Net income	11,301	8,940	30,588	210,077
Net loss applicable to noncontrolling interest	5	3	9	2
Net income applicable to Piedmont	$11,306	$8,943	$30,597	$210,079
Per share information – basic:
Net income applicable to common stockholders	$0.09	$0.07	$0.25	$1.67
Per share information – diluted:
Net income applicable to common stockholders	$0.09	$0.07	$0.25	$1.66
Weighted-average common shares outstanding – basic	124,135,556	126,028,762	124,056,908	125,955,097
Weighted-average common shares outstanding – diluted	124,627,409	126,385,035	124,471,786	126,302,051
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020

Net income applicable to Piedmont		$11,306		$8,943		$30,597		$210,079
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	582		(2,443)		1,848		(26,949)
Plus/(less): Reclassification of net loss included in net income (See Note 4)	750		810		2,216		989
Other comprehensive income/(loss)		1,332		(1,633)		4,064		(25,960)
Comprehensive income applicable to Piedmont		$12,638		$7,310		$34,661		$184,119

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021	124,132	$1,241	$3,698,656	$(1,807,679)	$(21,368)	$1,658	$1,872,508
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,068)	—	(6)	(26,074)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	4	—	1,552	—	—	—	1,552
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	11,306	—	—	11,306
Other comprehensive income	—	—	—	—	1,332	—	1,332
Balance, September 30, 2021	124,136	$1,241	$3,700,208	$(1,822,441)	$(20,036)	$1,647	$1,860,619

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2020	126,025	$1,260	$3,691,377	$(1,723,147)	$(23,360)	$1,707	$1,947,837
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,466)	—	(6)	(26,472)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	4	—	1,257	—	—	—	1,257
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	8,943	—	—	8,943
Other comprehensive loss	—	—	—	—	(1,633)	—	(1,633)
Balance, September 30, 2020	126,029	$1,260	$3,692,634	$(1,740,670)	$(24,993)	$1,698	$1,929,929

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Costs of issuance of common stock	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.63 per share) and stockholders of subsidiaries	—	—	—	(78,182)	—	(27)	(78,209)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	297	3	6,267	—	—	—	6,270
Net loss applicable to noncontrolling interest	—	—	—	—	—	(9)	(9)
Net income applicable to Piedmont	—	—	—	30,597	—	—	30,597
Other comprehensive income	—	—	—	—	4,064	—	4,064
Balance, September 30, 2021	124,136	$1,241	$3,700,208	$(1,822,441)	$(20,036)	$1,647	$1,860,619

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Dividends to common stockholders ($0.63 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(79,374)	—	(26)	(79,405)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	246	2	6,241	—	—	—	6,243
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net income applicable to Piedmont	—	—	—	210,079	—	—	210,079
Other comprehensive loss	—	—	—	—	(25,960)	—	(25,960)
Balance, September 30, 2020	126,029	$1,260	$3,692,634	$(1,740,670)	$(24,993)	$1,698	$1,929,929

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$30,588	$210,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,663	83,339
Amortization of debt issuance costs inclusive of settled interest rate swaps	2,396	1,319
Other amortization	58,743	64,076
Loss on early extinguishment of debt	—	349
General reserve for uncollectible accounts	412	4,831
Stock compensation expense	8,201	6,980
Gain on sale of real estate assets	—	(191,032)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(13,448)	(30,898)
Increase in prepaid expenses and other assets	(2,815)	(3,745)
Cash received/(paid) upon settlement of interest rate swaps	623	(19,930)
Increase in accounts payable and accrued expenses	342	12,834
(Decrease)/increase in deferred income	(8,671)	610
Net cash provided by operating activities	165,034	138,810
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	—	(396,745)
Capitalized expenditures	(83,477)	(80,007)
Net sales proceeds from wholly-owned properties	—	350,807
Deferred lease costs paid	(10,324)	(27,011)
Net cash used in investing activities	(93,801)	(152,956)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(454)	(1,116)
Proceeds from debt	526,580	1,136,383
Repayments of debt	(484,610)	(1,001,711)
Discount paid due to loan modification	—	(525)
Costs of issuance of common stock	(55)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(3,050)	(2,700)
Repurchases of common stock as part of announced plan	(685)	—
Dividends paid and discount on dividend reinvestments	(103,891)	(105,832)
Net cash (used in)/provided by financing activities	(66,165)	24,499
Net increase in cash, cash equivalents, and restricted cash and escrows	5,068	10,353
Cash, cash equivalents, and restricted cash and escrows, beginning of period	9,214	15,386
Cash, cash equivalents, and restricted cash and escrows, end of period	$14,282	$25,739

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, Piedmont owned 54 in-service office properties and one redevelopment asset in select sub-markets located within the following seven major U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. As of September 30, 2021, Piedmont's 54 in-service office properties comprised approximately 16.4 million square feet (unaudited) of primarily Class A commercial office space and were approximately 86% leased.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed payments	$105,592	$108,071	$315,971	$329,281
Variable payments	21,835	20,209	64,335	62,400
Total Rental and Tenant Reimbursement Revenue	$127,427	$128,280	$380,306	$391,681

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. For the three and nine months ended September 30, 2021 and 2020, Piedmont recognized approximately $20,000 and $60,000, respectively, of operating lease costs related to these office space leases. As of September 30, 2021, the remaining lease term of Piedmont's right of use asset is approximately one year, and the discount rate is 1.06%.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets have been reclassified as of December 31, 2020 to conform to the current period financial statement presentation. Such amounts relate to the 225 and 235 Presidential Way buildings, which were classified as held for sale as of June 30, 2021. (see Note 7).

3.    Debt

During the nine months ended September 30, 2021, Piedmont issued, through Piedmont OP, $300 million in aggregate principal amount of 2.75% Senior Notes due 2032 (the “$300 Million Unsecured Senior Notes due 2032”), which mature on April 1, 2032. Upon issuance of the $300 Million Unsecured Senior Notes due 2032, Piedmont OP received proceeds of approximately $298.5 million, reflecting a discount of approximately $1.5 million which will be amortized as interest expense using the effective interest method over the 10-year and 6-month term of the $300 Million Unsecured Senior Notes due 2032. In addition, in conjunction with the issuance, Piedmont settled one forward starting interest rate swap, consisting of a notional amount of $50 million. The settlement of the swap resulted in a gain of approximately $0.6 million that was recorded as accumulated other comprehensive income and will be amortized as a decrease in interest expense over the 10-year and 6-month term of the $300 Million Unsecured Senior Notes due 2032. See Note 4 for further detail. The proceeds from the $300 Million Unsecured Senior Notes due 2032 were used to fully repay, without penalty, the Amended and Restated $300 Million Unsecured 2011 Term Loan that was scheduled to mature in November 2021.

Interest on the $300 Million Unsecured Senior Notes due 2032 is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The $300 Million Unsecured Senior Notes due 2032 are fully and unconditionally guaranteed on a senior unsecured basis by Piedmont. Piedmont OP may, at its option, redeem the $300 Million Unsecured Senior Notes due 2032, in whole or in part, prior to January 1, 2032, at a redemption price equal to the greater of (i) 100% of the principal amount of the $300 Million Unsecured Senior Notes due 2032 to be redeemed and (ii) a “make-whole” amount, plus any unpaid accrued interest. In addition, at any time on or after January 1, 2032, Piedmont OP may, at its option, redeem the $300 Million Unsecured Senior Notes due 2032, in whole or in part, at a redemption price equal to 100% of the principal amount of the $300 Million Unsecured Senior Notes due 2032 to be redeemed plus unpaid accrued interest. The $300 Million Unsecured Senior Notes due 2032 are subject to certain typical covenants that, subject to certain exceptions: (a) limit the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) limit the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) require Piedmont to maintain a pool of unencumbered assets. The $300 Million Unsecured Senior Notes due 2032 are also subject to customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the $300 Million Unsecured Senior Notes due 2032 to become or to be declared due and payable.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2021 and December 31, 2020 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2021	December 31, 2020
Secured (Fixed)
$35 Million Fixed-Rate Loan	5.55%	—%		9/1/2021	(3)	$—	$27,610
Net premium and unamortized debt issuance costs						—	326
Subtotal						—	27,936
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	—%		11/30/2021	(4)	—	300,000
$500 Million Unsecured 2018 Line of Credit (5)	LIBOR + 0.90%	0.99%		9/30/2022	(6)	78,000	5,000
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.04%	(7)	3/31/2025		250,000	250,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%	(8)	4/1/2032		300,000	—
Discounts and unamortized debt issuance costs						(12,899)	(10,932)
Subtotal/Weighted Average (9)	3.18%					1,665,101	1,594,068
Total						$1,665,101	$1,622,004

(1)All of Piedmont’s outstanding debt as of September 30, 2021 is interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)Repaid on June 1, 2021 without penalty.
(4)Repaid on September 20, 2021 without penalty.
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
(7)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of September 30, 2021 (see Note 4 for more detail).
(8)The $300 Million Unsecured Senior Notes due 2032 have a fixed coupon rate of 2.75%, however, as a result of the issuance of the notes at a discount and after consideration of the impact of a settled interest rate swap agreement, the effective interest rate on this debt is 2.78%.
(9)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of September 30, 2021.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.2 million and $12.8 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $41.5 million and $41.8 million for the nine months ended September 30, 2021 and 2020, respectively. Also, Piedmont capitalized interest of approximately $1.0 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $2.7 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of September 30, 2021.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2021, Piedmont entered into, and subsequently settled, one forward starting interest rate swap agreement with a notional value of $50 million to hedge the risk of changes in the interest-related cash flows associated with the issuance of the $300 Million Unsecured Senior Notes due 2032 (see Note 3). The settlement resulted in a gain of approximately $0.6 million, which was recorded as accumulated OCI and is being amortized as an offset to interest expense over the following ten years.

The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 42 months. A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2021 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2021 and December 31, 2020, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(6,715)	(9,834)
Net derivative liability	$(6,715)	$(9,834)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and nine months ended September 30, 2021 and 2020, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amount of gain/(loss) recognized in OCI	$582	$(2,443)	$1,848	$(26,949)
Amount of previously recorded loss reclassified from OCI into interest expense	$(750)	$(810)	$(2,216)	$(989)

Total amount of interest expense presented in the consolidated statements of income	$(12,450)	$(12,725)	$(37,375)	$(41,942)

Piedmont estimates that approximately $2.9 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three and nine months ended September 30, 2021 and 2020, respectively.

Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $6.8 million as of September 30, 2021. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021			December 31, 2020
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$8,189	$8,189	Level 1	$7,331	$7,331	Level 1
Tenant receivables, net (1)	$8,678	$8,678	Level 1	$8,448	$8,448	Level 1
Notes receivable	$118,500	$120,577	Level 2	$118,500	$118,500	Level 2
Restricted cash and escrows (1)	$6,093	$6,093	Level 1	$1,883	$1,883	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$10,953	$10,953	Level 1	$45,345	$45,345	Level 1
Interest rate swaps	$6,715	$6,715	Level 2	$9,834	$9,834	Level 2
Debt, net	$1,665,101	$1,735,059	Level 2	$1,622,004	$1,690,377	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's notes receivable and debt were carried at book value as of September 30, 2021 and December 31, 2020; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above.

Piedmont issued notes receivable in conjunction with the sale of properties to an unrelated third-party buyer in October 2020. As the facts and circumstances as of December 31, 2020 were substantially unchanged since the issuance of the notes receivable in October 2020, Piedmont determined that the book value of the notes approximated their estimated fair value as of December 31, 2020. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes receivable as of September 30, 2021 and debt as of both December 31, 2020 and September 30, 2021 are considered to be based on significant other observable inputs (Level 2). Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable or debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2021 and December 31, 2020. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2021 and December 31, 2020, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

6.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2021, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $21.8 million for the approximately 20-year, 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three or nine months ended September 30, 2021 or 2020.

Contingencies Related to the COVID-19 Pandemic

The long-term impacts of the COVID-19 pandemic on our tenants and the global economy remain unclear and any adverse affect on certain of Piedmont's tenant's operating results or future leasing decisions could, in turn, adversely impact Piedmont's business, financial condition and results of operations.

7.    Assets Held for Sale

Piedmont is under a binding contract to sell the 225 and 235 Presidential Way assets in Woburn, Massachusetts for $129.0 million, or $293 per square foot. Consequently, the assets, which are assigned to the Boston geographic reportable segment, met the criteria for held for sale classification and the assets of these properties as of September 30, 2021 and December 31, 2020 are presented as held for sale for comparability in the accompanying consolidated balance sheets. The sale of the properties is expected to close early in 2022, subject to customary closing conditions. Details of amounts held for sale as of September 30, 2021 and December 31, 2020 are presented below (in thousands):

	September 30, 2021	December 31, 2020
Real estate assets held for sale, net:
Land	$7,750	$7,750
Building and improvements, less accumulated depreciation of $16,699 and $16,021 as of September 30, 2021 and December 31, 2020, respectively	53,666	52,704
Construction in progress	688	—
Total real estate assets held for sale, net	$62,104	$60,454

Other assets held for sale, net:
Straight-line rent receivables	$2,835	$2,356
Deferred lease costs, less accumulated amortization of $996 and $802 as of September 30, 2021 and December 31, 2020, respectively	5,427	1,872
Total other assets held for sale, net	$8,262	$4,228

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

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2020	1,009,530	$24.37
Deferred Stock Awards Granted	331,354	$17.24
Increase in Estimated Potential Share Awards based on TSR Performance	165,769	$23.04
Performance Stock Awards Vested	(200,674)	$23.52
Deferred Stock Awards Vested	(277,409)	$18.77
Deferred Stock Awards Forfeited	(26,803)	$19.53
Unvested and Potential Stock Awards as of September 30, 2021	1,001,767	$23.64

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$17.24	$22.39
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$206	$200	$5,208	$4,808
Share-based Liability Awards Paid During the Period (1)	$—	$—	$3,610	$4,116

(1)Reflects the value of stock earned pursuant to the 2018-20 and 2017-19 Performance Share Plans during the nine months ended September 30, 2021 and 2020, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of September 30, 2021 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	250,745	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	73,335
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	224,900	(2)
February 19, 2020	Deferred Stock Award	159,119	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	88,855
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	207,931	(2)
February 17, 2021	Deferred Stock Award	266,442	$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	205,900
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—	$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	165,769	(2)
May 11, 2021	Deferred Stock Award-Board of Directors	35,077	$17.96	Of the shares granted, 100% will vest by May 11, 2022.	35,077
Total					1,001,767

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2021.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2021. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended September 30, 2021 and 2020, Piedmont recognized approximately $1.8 million and $1.4 million, respectively, of compensation expense related to stock awards, all of which related to the amortization of unvested and potential stock awards and the fair value adjustment for liability awards. During the nine months ended September 30, 2021 and 2020, Piedmont recognized approximately $8.2 million and $7.0 million, respectively, of compensation expense related to stock awards, of which $6.9 million and $5.8 million, respectively, is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the nine months ended September 30, 2021, 296,207 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and directors. As of September 30, 2021, approximately $8.6 million of unrecognized compensation expense related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

9.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Accrued capital expenditures and deferred lease costs	$40,697	$24,035
Change in accrued dividends	$(25,682)	$(26,427)
Change in accrued share repurchases as part of an announced plan	$(685)	$—
Accrued deferred financing costs	$495	$130

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, to the consolidated balance sheets for the respective period (in thousands):

	2021	2020
Cash and cash equivalents, beginning of period	$7,331	$13,545
Restricted cash and escrows, beginning of period	1,883	1,841
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$9,214	$15,386

Cash and cash equivalents, end of period	$8,189	$23,958
Restricted cash and escrows, end of period	6,093	1,781
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$14,282	$25,739

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended September 30, 2021 and 2020, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 145,222 and 310,425, respectively, and for the nine months ended September 30, 2021 and 2020, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 313,140 and 262,165, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-average common shares – basic	124,136	126,029	124,057	125,955
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	491	356	415	347
Weighted-average common shares – diluted	124,627	126,385	124,472	126,302

11.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. As of September 30, 2021, Piedmont also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dallas	$26,478	$26,621	$82,903	$74,645
Atlanta	23,795	23,977	69,644	71,344
Boston	16,992	15,416	48,226	46,019
Washington, D.C.	15,654	15,820	44,937	46,217
Minneapolis	15,788	15,316	46,142	45,959
Orlando	13,074	12,954	41,453	39,881
New York	12,845	16,390	39,329	55,030
Total reportable segments	124,626	126,494	372,634	379,095
Corporate and other	6,445	5,199	17,912	24,400
Total Revenues	$131,071	$131,693	$390,546	$403,495

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dallas	$16,246	$15,549	$50,267	$43,936
Atlanta	15,127	15,309	44,725	45,243
Boston	12,058	10,575	33,829	31,825
Washington, D.C.	9,802	10,043	27,460	29,479
Minneapolis	8,089	8,632	24,556	25,397
Orlando	7,656	7,867	25,743	24,839
New York	7,502	8,582	22,636	31,040
Total reportable segments	76,480	76,557	229,216	231,759
Corporate and other	2,731	1,636	6,436	11,654
Total NOI	$79,211	$78,193	$235,652	$243,413

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income applicable to Piedmont	$11,306	$8,943	$30,597	$210,079
Management fee revenue (1)	(309)	(422)	(946)	(1,098)
Depreciation and amortization	50,935	51,245	152,641	154,309
General and administrative expenses	6,955	5,469	22,417	20,049
Interest expense	12,450	12,725	37,375	41,942
Other income	(2,121)	(104)	(6,423)	(170)
Loss on extinguishment of debt	—	—	—	9,336
Gain on sale of real estate assets	—	340	—	(191,032)
Net loss applicable to noncontrolling interests	(5)	(3)	(9)	(2)
NOI	$79,211	$78,193	$235,652	$243,413

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

12.    Subsequent Event

Fourth Quarter Dividend Declaration

On October 27, 2021, the board of directors of Piedmont declared a dividend for the fourth quarter of 2021 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 26, 2021. Such dividend will be paid on January 4, 2022.

Asset Acquisition

On October 22, 2021, Piedmont acquired 999 Peachtree Street, a 622,000 square foot, approximately 77% leased, LEED Platinum, 28-story, office building located in Atlanta, Georgia for $223.9 million, or $360 psf.

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

Given our low-leverage operating model of long-term leases targeted toward creditworthy tenants, the COVID-19 pandemic has not materially impacted our financial condition, overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties; however, the pandemic-related slowdown of leasing activity during 2020 and the first half of 2021 has moderated earnings growth and negatively impacted our occupancy levels and rental rate growth. The pandemic has had an ongoing impact on a few of our small, primarily retail, tenants and the long-term repercussions on our tenant's operations, future leasing decisions, and the global economy remains unclear.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and proceeds from our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. We have $202 million of capacity on our $500 million line of credit available as of the date of this filing. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2021 and 2020 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Capital expenditures for redevelopment/renovations	$36,382	$27,462
Other capital expenditures, including building and tenant improvements	47,095	52,545
Total capital expenditures (1)	$83,477	$80,007

(1)Of the total amounts paid, approximately $4.5 million and $1.1 million relates to soft costs such as capitalized interest, payroll, and general and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively.

"Capital expenditures for redevelopment/renovations" during both the nine months ended September 30, 2021 and 2020 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our 200 South Orange Avenue building in Orlando, Florida; our Galleria buildings in Atlanta, Georgia; and our 25 Burlington Mall Road building in Boston, Massachusetts.

"Other capital expenditures, including building and tenant improvements" includes all other capital expenditures during the period and is typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model frequently results in leases for large blocks of space to creditworthy tenants, our leasing success can result in capital outlays which can vary significantly from one reporting period to another based upon the specific leases executed. For leases executed during the nine months ended September 30, 2021, we committed to spend approximately $3.95 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.90 (net of expired lease commitments) for the nine months ended September 30, 2020. As of September 30, 2021, we had one individually significant unrecorded tenant allowance commitment outstanding of approximately $21.8 million related to the State of New York's lease at our 60 Broad Street building.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of September 30, 2021, we had approximately $169.3 million of board-authorized capacity remaining for future stock repurchases. Finally, with no other immediate maturities, we currently plan to renew our revolving line of credit in 2022. We may also use capital to repay other debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended September 30, 2021 was $11.3 million, or $0.09 per diluted share, as compared with net income applicable to common stockholders of $8.9 million, or $0.07 per diluted share, for the three months ended September 30, 2020. The increase recognized during the current quarter is primarily attributable to rising rental rates, decreased operating expenses, particularly related to our landlord's portion of real estate taxes, as well as the expiration of operating expense recovery abatements on certain leases. These improvements were partially offset by a 0.9% reduction in our overall leased percentage on a year-to-date basis as a result of reduced new leasing activity in 2020 and the first half of 2021 due to the COVID-19 pandemic.

Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2021 and 2020, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2021	% of Revenues	September 30, 2020	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$127.4		$128.3		$(0.9)
Property management fee revenue	0.6		0.7		(0.1)
Other property related income	3.0		2.7		0.3
Total revenues	131.0	100%	131.7	100%	(0.7)
Expense:
Property operating costs	51.8	40%	53.3	41%	(1.5)
Depreciation	30.5	23%	28.3	21%	2.2
Amortization	20.4	16%	23.0	17%	(2.6)
General and administrative	6.9	5%	5.5	4%	1.4
	109.6		110.1		(0.5)
Other income (expense):
Interest expense	(12.4)	9%	(12.7)	10%	0.3
Other income	2.3	2%	0.3	—%	2.0
Loss on sale of real estate assets	—	—%	(0.3)	—%	0.3
Net income	$11.3	9%	$8.9	7%	$2.4

Revenue

Rental and tenant reimbursement revenue decreased approximately $0.9 million for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily reflecting the impacts of lower overall occupancy due to slow leasing activity in 2020 and the first half of 2021 due to the COVID-19 pandemic and disposition activity that occurred during 2020, partially offset by the growth in rental rates and higher reimbursement income on certain large leases in 2021 due to the expiration of operating expense abatements.

Other property related income increased approximately $0.3 million for the three months ended September 30, 2021 as compared to the same period in the prior year primarily due an increase in transient parking utilization at our buildings which was lower during 2020 as a result of the COVID-19 pandemic.

Expense

Property operating costs decreased approximately $1.5 million for the three months ended September 30, 2021, as compared to the same period in the prior year, reflecting lower real estate taxes at certain properties, as well as disposition activity that occurred during 2020.

Depreciation expense increased approximately $2.2 million for the three months ended September 30, 2021 as compared to the same period in the prior year. Approximately $4.4 million of the increase was due to depreciation on additional building and tenant improvements placed in service subsequent to July 1, 2020 at our existing properties. This increase was partially offset by disposition activity subsequent to July 1, 2020, as well as the cessation of depreciation on the 225 and 235 Presidential Way assets as a result of classifying these assets as held for sale in May 2021.

Amortization expense decreased approximately $2.6 million for the three months ended September 30, 2021 as compared to the same period in the prior year. The decrease is primarily due to certain lease intangible assets at our existing properties becoming fully amortized subsequent to July 1, 2020.

General and administrative expense increased approximately $1.4 million for the three months ended September 30, 2021 as compared to the same period in the prior year, primarily reflecting reduced accruals for potential performance based compensation during the three months ended September 30, 2020 as a result of the COVID-19 pandemic.

Other Income (Expense)

Interest expense decreased approximately $0.3 million for the three months ended September 30, 2021 as compared to the same period in the prior year primarily as a result of the repayment of a $35 million mortgage using funding from our lower-rate revolving line of credit in June 2021.

Other income increased approximately $2.0 million for the three months ended September 30, 2021 as compared to the same period in the prior year. The variance is attributable to interest income recognized on notes receivable due from the purchaser of our New Jersey Portfolio in October 2020. The notes receivable mature in October 2023 and are secured by the two Bridgewater Crossing properties, sold in 2020.

Loss on sale of real estate assets during the three months ended September 30, 2020 represents a true-up adjustment to the significant gain recognized on the sale of the 1901 Market Street building during the second quarter of 2020.

Results of Operations

Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2021 and 2020, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2021	% of Revenues	September 30, 2020	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$380.3		$391.7		$(11.4)
Property management fee revenue	1.9		2.1		(0.2)
Other property related income	8.3		9.7		(1.4)
Total revenues	390.5	100%	403.5	100%	(13.0)
Expense:
Property operating costs	154.8	40%	159.6	40%	(4.8)
Depreciation	88.6	23%	83.3	21%	5.3
Amortization	64.0	16%	71.0	17%	(7.0)
General and administrative	22.4	6%	20.1	5%	2.3
	329.8		334.0		(4.2)
Other income (expense):
Interest expense	(37.4)	9%	(41.9)	10%	4.5
Other income	7.3	2%	0.8	—%	6.5
Loss on early extinguishment of debt	—	—%	(9.3)	2%	9.3
Gain on sale of real estate assets	—	—%	191.0	47%	(191.0)
Net income	$30.6	8%	$210.1	52%	$(179.5)

Revenue

Rental and tenant reimbursement revenue decreased approximately $11.4 million for the nine months ended September 30, 2021 as compared to the same period in the prior year, primarily reflecting lower overall occupancy in 2021 and the impact of net disposition activity that occurred during 2020, partially offset by higher reimbursement income due to the expiration of operating expense abatements on certain large leases in 2021.

Other property related income decreased approximately $1.4 million for the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to lower transient parking utilization at our buildings as result of the COVID-19 pandemic.

Expense

Property operating costs decreased approximately $4.8 million for the nine months ended September 30, 2021 as compared to the same period in the prior year. The variance was primarily due to net disposition activity that occurred during 2020 as well as lower real estate taxes in certain jurisdictions and lower operating expenses such as janitorial and utilities due to lower tenant utilization at the properties in 2021 due to the COVID-19 pandemic.

Depreciation expense increased approximately $5.3 million for the nine months ended September 30, 2021 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2020, partially offset by a net decrease in depreciation associated with net disposition activity subsequent to January 1, 2020, as well as the cessation of depreciation on the 225 and 235 Presidential Way assets as a result of classifying these assets as held for sale in May 2021.

Amortization expense decreased approximately $7.0 million for the nine months ended September 30, 2021 as compared to the same period in the prior year. Amortization expense decreased primarily due to certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2020.

General and administrative expenses increased approximately $2.3 million for the nine months ended September 30, 2021 as compared to the same period in the prior year, primarily reflecting reduced accruals during the nine months ended September 30, 2020 for potential performance based compensation tied to the sharp decline in leasing activity and stock performance as a result of the COVID-19 pandemic.

Other Income (Expense)

Interest expense decreased approximately $4.5 million for the nine months ended September 30, 2021 as compared to the same period in the prior year primarily as a result of the repayment of a $160 million mortgage in conjunction with the sale of the 1901 Market Street building in June 2020. An increase in capitalized interest for redevelopment projects at 60 Broad Street, 200 South Orange Avenue, 25 Burlington Mall Road, and Galleria Atlanta during the nine months ended September 30, 2021 also contributed to the decrease in interest expense.

Other income increased approximately $6.5 million for the nine months ended September 30, 2021 as compared to the same period in the prior year. The variance is attributable to interest income recognized on notes receivable due from the purchaser of our New Jersey Portfolio in October 2020. The notes receivable mature in October 2023 and are secured by the two Bridgewater Crossing properties, sold in 2020.

The loss on early extinguishment of debt during the nine months ended September 30, 2020 of approximately $9.3 million was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building. The property was sold during the nine months ended September 30, 2020. The loss, which modestly reduces the significant gain on sale, was comprised of a prepayment penalty and unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the nine months ended September 30, 2020 includes a gain of approximately $191.0 million recognized on the sale of the 1901 Market Street building.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), has issued senior unsecured notes payable of $350 million that mature in 2023, $400 million that mature in 2024, and two separate issuances of $300 million, that mature in 2030 and 2032, respectively, (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of September 30, 2021	As of December 31, 2020

Due from non-guarantor subsidiary	$900	$810
Total assets	$357,339	$347,757
Total liabilities	$1,703,606	$1,654,009

		For the Nine Months Ended September 30, 2021
Total revenues		$35,329
Net loss		$(33,086)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer has been identified as our chief operating decision maker ("CODM"), as defined by GAAP. Our CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also our reportable segments. As of September 30, 2021, we also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, we do not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. See Note 11 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dallas	$16,246	$15,549	$50,267	$43,936
Atlanta	15,127	15,309	44,725	45,243
Boston	12,058	10,575	33,829	31,825
Washington, D.C.	9,802	10,043	27,460	29,479
Minneapolis	8,089	8,632	24,556	25,397
Orlando	7,656	7,867	25,743	24,839
New York	7,502	8,582	22,636	31,040
Total reportable segments	76,480	76,557	229,216	231,759
Corporate and other	2,731	1,636	6,436	11,654
Total NOI	$79,211	$78,193	$235,652	$243,413

Comparison of the Nine Months Ended September 30, 2021 Versus the Nine Months Ended September 30, 2020

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2021	Per Share(1)	September 30, 2020	Per Share(1)	September 30, 2021	Per Share(1)	September 30, 2020	Per Share(1)
GAAP net income applicable to common stock	$11,306	$0.09	$8,943	$0.07	$30,597	$0.25	$210,079	$1.66
Depreciation of real estate assets	30,336	0.25	27,960	0.22	87,873	0.71	82,384	0.65
Amortization of lease-related costs	20,362	0.16	22,976	0.18	63,943	0.51	70,930	0.56
Loss/(gain) on sale of real estate assets	—	—	340	0.01	—	—	(191,032)	(1.51)
NAREIT Funds From Operations applicable to common stock	$62,004	$0.50	$60,219	$0.48	$182,413	$1.47	$172,361	$1.36
Adjustments:
Loss on early extinguishment of debt	—	—	—	—	—	—	9,336	0.08
Core Funds From Operations applicable to common stock	$62,004	$0.50	$60,219	$0.48	$182,413	$1.47	$181,697	$1.44
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	849		931		2,076		2,180
Depreciation of non real estate assets	216		286		762		930
Straight-line effects of lease revenue	(2,122)		(6,315)		(8,627)		(20,378)
Stock-based compensation adjustments	1,637		1,336		5,152		4,281
Net effect of amortization of above and below-market in-place lease intangibles	(2,731)		(3,240)		(8,192)		(9,517)
Non-incremental capital expenditures (2)	(18,640)		(15,611)		(52,849)		(58,062)
Adjusted Funds From Operations applicable to common stock	$41,213		$37,606		$120,735		$101,131
Weighted-average shares outstanding – diluted	124,627		126,385		124,472		126,302

(1)Based on weighted average shares outstanding – diluted.
(2)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure. Non-incremental capital expenditures incurred during the nine months ended September 30, 2020 includes a $16 million leasing commission for the approximately 20-year, 520,000-square-foot renewal and expansion of the State of New York's lease at our 60 Broad Street building in New York City that was executed during the fourth quarter of 2019.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2021 and 2020, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income applicable to Piedmont (GAAP basis)	$11,306	$8,943	$11,306	$8,943

Net loss applicable to noncontrolling interest	(5)	(3)	(5)	(3)
Interest expense	12,450	12,725	12,450	12,725
Depreciation	30,552	28,247	30,552	28,247
Amortization	20,362	22,976	20,362	22,976
Depreciation and amortization attributable to noncontrolling interests	21	22	21	22
Loss on sale of real estate assets	—	340	—	340

EBITDAre(1) and Core EBITDA(2)	$74,686	$73,250	$74,686	$73,250
General & administrative expenses	6,955	5,469	6,955	5,469
Management fee revenue (3)	(309)	(422)	(309)	(422)
Other income	(2,121)	(104)	(2,121)	(104)
Non-cash general reserve for uncollectible accounts	—	(33)
Straight-line rent effects of lease revenue	(2,122)	(6,315)
Straight line effects of lease revenue attributable to noncontrolling interests	1	(5)
Amortization of lease-related intangibles	(2,731)	(3,240)

Property NOI	$74,359	$68,600	$79,211	$78,193

Net operating income from:
Acquisitions (4)	(8,012)	(6,041)	(9,621)	(8,505)
Dispositions (5)	(359)	(3,338)	(359)	(3,191)
Other investments (6)	254	150	311	(286)

Same Store NOI	$66,242	$59,371	$69,542	$66,211

Change period over period in Same Store NOI	11.6%	N/A	5.0%	N/A

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
(4)Acquisitions consist of the Dallas Galleria Office Towers in Dallas, Texas, purchased on February 12, 2020.
(5)Dispositions consist of 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020, and the New Jersey property portfolio sold on October 28, 2020.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2021 and 2020 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income applicable to Piedmont (GAAP basis)	$30,597	$210,079	$30,597	$210,079

Net loss applicable to noncontrolling interest	(9)	(2)	(9)	(2)
Interest expense	37,375	41,942	37,375	41,942
Depreciation	88,635	83,315	88,635	83,315
Amortization	63,943	70,930	63,943	70,930
Depreciation and amortization attributable to noncontrolling interests	63	64	63	64
Gain on sale of real estate assets	—	(191,032)	—	(191,032)

EBITDAre(1)	$220,604	$215,296	$220,604	$215,296
Loss on early extinguishment of debt	—	9,336	—	9,336

Core EBITDA(2)	$220,604	$224,632	$220,604	$224,632
General & administrative expenses	22,417	20,049	22,417	20,049
Management fee revenue (3)	(946)	(1,098)	(946)	(1,098)
Other income	(6,423)	(170)	(6,423)	(170)
Non-cash general reserve for uncollectible accounts	412	4,831
Straight-line rent effects of lease revenue	(8,627)	(20,378)
Straight line effects of lease revenue attributable to noncontrolling interests	2	(12)
Amortization of lease-related intangibles	(8,192)	(9,517)

Property NOI	$219,247	$218,337	$235,652	$243,413

Net operating (income)/loss from:
Acquisitions (4)	(24,214)	(15,320)	(29,244)	(21,246)
Dispositions (5)	(204)	(20,225)	(204)	(21,330)
Other investments (6)	580	388	748	551

Same Store NOI	$195,409	$183,180	$206,952	$201,388

Change period over period in Same Store NOI	6.7%	N/A	2.8%	N/A

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
(4)Acquisitions consist of the Dallas Galleria Office Towers in Dallas, Texas, purchased on February 12, 2020.
(5)Dispositions consist of 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020, and the New Jersey property portfolio sold on October 28, 2020.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties concentrated primarily in select sub-markets within seven major Eastern U.S. office markets, with a majority of our Annualized Lease Revenue ("ALR") being generated from the Sunbelt. We typically lease space to large, creditworthy corporate or governmental tenants on a long-term basis. As of September 30, 2021, our average lease is approximately 15,000 square feet with six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 85.9% leased as of September 30, 2021, as compared to approximately 86.8% leased as of December 31, 2020. As of September 30, 2021, we had only one lease greater than 1% of our ALR that is scheduled to expire prior to December 31, 2022. This lease at our 750 West John Carpenter Freeway asset (assigned to the Dallas geographic reportable segment) represents 1.2% of our ALR, and is scheduled to expire during the fourth quarter of 2022. As the economy has continued to recover from the impacts of the COVID-19 pandemic, leasing activity across our portfolio has improved; however, to the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2021, we had approximately 770,000 square feet of executed leases for vacant space yet to commence or under rental abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended September 30, 2021, we experienced a 16.1% and 10.5% roll up in accrual and cash rents, respectively, on executed leases related to space vacant one year or less. During the nine months ended September 30, 2021, we experienced a 17.0% and 8.2% roll up in accrual and cash rents, respectively, on executed leases related to space vacant one year or less.

Same Store NOI increased by 11.6% and 5.0% on a cash and accrual basis, respectively, for the three months ended September 30, 2021 and increased 6.7% and 2.8% on a cash and accrual basis, respectively, for the nine months ended September 30, 2021. The primary drivers of the increases in both metrics for both periods included rising rental rates, decreased operating expenses, particularly related to our landlord's portion of real estate taxes, as well as the expiration of abatements at certain properties, offset by lower overall occupancy. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Off-Balance Sheet Arrangements

We are not dependent on off-balance sheet financing arrangements for liquidity. As of September 30, 2021, we had no off-balance sheet arrangements.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies. There have been no material changes to these policies during the nine months ended September 30, 2021.

Contractual Obligations
We have had significant changes to our debt structure during the nine months ended September 30, 2021 as detailed in Note 3 to our accompanying consolidated financial statements. As such, our contractual obligations related to long-term debt as of September 30, 2021 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (2)	$1,678,000	$78,000	$750,000	$250,000	$600,000

(1)Contractual obligations do not include amounts committed for tenant or capital improvements under leases where Piedmont is the lessor. However, see Note 6 to our accompanying consolidated financial statements for details concerning our individually material lease commitments, the timing of which may fluctuate. Additionally, Piedmont does not have any ground leases, nor does Piedmont have any material obligations as lessee under operating lease agreements as of September 30, 2021.
(2)Amounts include principal payments only and balances outstanding as of September 30, 2021, not including approximately $12.9 million of net unamortized issuance discounts and debt issuance costs paid to lenders. We made interest payments, including payments under our interest rate swaps, of approximately $41.5 million during the nine months ended September 30, 2021, and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed herein and in Note 3 to our accompanying consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined. Furthermore, the United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an initial evaluation of its credit agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements. Piedmont will continue to evaluate its contracts as it approaches the end date for LIBOR.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $500 Million Unsecured 2018 Line of Credit and $150 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

The estimated fair value of our debt was approximately $1.7 billion as of September 30, 2021 and December 31, 2020. Our interest rate swap agreements in place as of September 30, 2021 and December 31, 2020 carried a notional amount totaling $100 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61%.

As of September 30, 2021, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.5 billion has an average effective interest rate of approximately 3.51% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2021, we had $78 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in a total interest rate of 0.99%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of September 30, 2021, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.04%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2021 would increase interest expense approximately $2.3 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration is drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. It remains unclear, among other things, if the vaccine mandate will apply to all employees or only to employees who work in the office, and how compliance will be documented.

It is currently not possible to predict with certainty the exact impact the new regulation would have on us, but it may result in employee attrition. If we were to lose employees, it could have an adverse effect on future revenues and costs, which could be material.

There have been no other known material changes, other than as described above, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2021.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the third quarter of 2021. As of September 30, 2021, approximately $169.3 million remains available under our stock repurchase program to make share repurchases through February 2022, at the discretion of management.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document
3.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010).

3.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011).

3.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011).

3.4
Articles Supplementary to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 14, 2016).

3.5
Articles of Amendment to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 23, 2018).

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019).

4.1
Supplemental Indenture, dated as of September 20, 2021, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont Office Realty Trust, Inc.'s Current Report on Form 8-K, filed on September 20, 2021).

4.2	Form of 2.75% Senior Notes due 2032 (incorporated by reference and included in Exhibit 4.2 to Piedmont Office Realty Trust Inc.'s Current Report on Form 8-K, filed on September 20, 2021).

22.1	Subsidiary Issuer of Guaranteed Securities.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 27, 2021	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)