Form 10-K
period 2021-12-31
Piedmont Office Realty Trust, Inc.
filed 2022-02-17
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $2,270,759,576 based on the closing price as reported on the New York Stock Exchange. As of February 16, 2022, 123,264,041 shares of common stock were outstanding.
Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2022.

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
•Changes in the economies and other conditions affecting the office sector in general and specifically the seven markets in which we primarily operate where we have high concentrations of our Annualized Lease Revenue ("ALR") (see definition in Item 1. Business of this Annual Report on Form 10-K);
•Lease terminations, lease defaults, lease contractions, or changes in the financial condition of our tenants, particularly by one of our large lead tenants;
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
•Our real estate redevelopment and development strategies may not be successful;
•Future acts of terrorism, civil unrest, or armed hostilities in any of the major metropolitan areas in which we own properties, or future cybersecurity attacks against any of our properties or our tenants;
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
•Changes in interest rates and changes in the method pursuant to which the London Interbank Offered Rate ("LIBOR") rates are determined and the planned phasing out of United States dollar ("USD") LIBOR after June 2023;
•Rising interest rates which could affect our return on investments and/or our ability to finance or refinance properties;
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
•Actual or threatened public health epidemics or outbreaks, such as the ongoing COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results.
•The adequacy of our general reserve related to tenant lease-related assets or the establishment of any other reserve in the future; and
•Other factors, including the risk factors described in Item 1A. of this Annual Report on Form 10-K.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont," "we," "our," or "us") (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in select sub-markets within seven major U.S. office markets, with a majority of its revenue being generated from Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

As of December 31, 2021, we owned and operated 55 in-service office properties comprised of approximately 17.1 million square feet of primarily Class A office space which were approximately 86% leased. Additionally, we have one redevelopment asset comprising 127,000 square feet in Orlando, Florida. Collectively, approximately 96% of our ALR is generated from our properties located in select sub-markets within seven major U.S. office markets: Atlanta, Dallas, Washington, D.C., Minneapolis, Boston, Orlando, and New York, with over 60% produced by our Sunbelt markets. We lease space to a mixture of tenants, including credit-worthy corporate tenants, and our average lease size is approximately 15,000 square feet with an average lease term remaining of six years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our ALR derived from such tenants. No tenant accounts for more than 5% of our ALR.

Headquartered in Atlanta, Georgia, with regional and/or local management offices in each of our seven major markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates six major areas of building operations and management and benchmarks a building's performance against industry standards. As of December 31, 2021, approximately 87% of our portfolio (based on ALR) has achieved such a designation, recognizing excellence in building operations and management. Our focus on operational excellence and fostering long-term relationships with our high-credit quality, diverse tenant base, who have been attracted to our high-quality, modernized, amenity-rich environments, has resulted in an approximate 67% tenant retention rate over the past ten years.
In addition to operational excellence, we also focus on environmental sustainability initiatives at our properties as further detailed below. Approximately 80% and 45% of our portfolio (based on ALR) has achieved and maintains Energy Star or Leadership in Energy and Environmental Design ("LEED") certification, respectively, and the entire portfolio has been awarded the WELL Health-Safety Rating through the International WELL Building Institute (IWBI). During 2021, we were one of only 69 U.S. companies selected, and the only REIT headquartered in the Southeast, to be named a 2021 Energy Star Partner of the Year.
Our primary operating objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, by achieving sustainable growth in Funds From Operations, and by growing net asset value by realizing long-term capital appreciation. We manage risk by owning almost exclusively Class A, geographically diverse, office properties which are among the most desirable in their respective office sub-markets. In addition to the creditworthiness of our tenants, we strive to ensure our tenants represent a broad spectrum of industry types with lease expirations that are laddered over many years. Operationally, we maintain a low leverage structure, utilizing unsecured financing facilities with laddered maturities. We utilize a national buying platform for property management support services to ensure optimal pricing for landlord and tenant services, as well as to consistently implement best practices and achieve sustainability standards. The strategies we intend to execute to achieve these objectives include:

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets for which we believe full value potential during our ownership has been achieved, and redeploying the proceeds of those dispositions into new investment opportunities with higher overall return prospects. Our investment strategy focuses on properties located in select sub-markets within seven major U.S. office markets, with a particular focus on the Sunbelt markets, that were identified based on their positive economic and demographic growth trends so as to position our investments for long-term appreciation. We believe these sub-markets are generally characterized by their strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation access and infrastructure, and limited competitive REIT ownership. Both our acquisition and development activities are targeted towards attractively priced, high quality, Class A office properties that complement our existing portfolio in such a manner that efficiencies can be gained and our market expertise can be maximized.

Proactive Asset Management, Leasing Capabilities and Property Management

Our proactive approach to asset and property management encompasses a number of operating initiatives designed to maximize occupancy and rental rates, including the following: maintaining local management offices in markets in which we have a significant presence; offering, or being located near, superior amenities that help our tenants attract and retain their employees; demonstrating our commitment to our tenants and being socially-responsible in our local communities while maintaining the environmentally-friendly, high quality nature of our properties; renovating our buildings to keep them modern, in superior operating condition, devoting resources to building and cultivating our relationships with commercial real estate executives; and to meet and exceed the needs of today's discerning tenants, as well as driving a significant volume of leasing transactions in a manner that provides optimal returns by using creative approaches, including early extensions, lease wrap-arounds and restructurings. We manage portfolio risk by structuring lease expirations to avoid, among other things, having multiple leases expire in the same market in a relatively short period of time; applying our leasing and operational expertise in meeting the specialized requirements of federal, state and local government agencies to attract and retain these types of tenants; evaluating potential tenants based on third party and internal assessments of creditworthiness; and using our purchasing power and market knowledge to reduce our operating costs and those of our tenants.

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

Operating our Properties in an Environmentally Responsible Manner

We are dedicated to enhancing the communities in which we operate. We strive to own and manage workplaces that are environmentally conscious, productive, and healthy for our tenants, employees, and local communities by:

•empowering our property teams with the data and tools they need to sustainably manage their buildings;
•leveraging industry partnerships with BOMA, Energy Star, and U.S. Green Building Council, to verify and advance the environmental performance of our assets; and
•implementing programs that continually improve our environmental performance and manage our climate change risk; and

•setting performance targets that demonstrate our commitment to sustainable practices.

To combat the risk that increased pricing of electricity, natural gas, off-site energy sources, water rates, and insurance rates could increase the operating costs of our properties and to mitigate the transitional and physical risks associated with climate change (See Item 1A. Risk Factors below for more information), we have set goals to reduce property energy and water consumption and greenhouse gas emissions and improve landfill diversion rates. To reduce the risk that increasing stringent building and energy codes could increase construction, capital, and maintenance costs, we continue to update our buildings with energy efficient equipment to stay ahead of future code changes in both landlord and tenant-controlled spaces. We also closely engage with our tenants regarding our environmental initiatives and encourage them to reduce energy use within their leased spaces. Additionally, we periodically incorporate the issuance of green bonds to acquire, develop, redevelop, and renovate buildings to reduce operating costs, meet recognized sustainable development standards, and reduce our environmental impact. As our environmental programs have been ongoing for several years under the coordinated supervision of our National Director of Sustainability, we currently do not anticipate incurring any unusually large or material capital expenditures within any given year in order to meet these goals.

Further details concerning Piedmont's environmental and climate risk management strategy and programs can be found in our annual ESG report located on our website, www.piedmontreit.com under the "ESG" section. The information contained on our website is not incorporated herein by reference.

Human Capital and Social Involvement

As of December 31, 2021, we had 134 employees, with 47 of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in regional and/or local management offices located in our seven major markets. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing. Approximately 66% of our workforce is salaried, with the remaining 34% compensated on an hourly basis.

We strive and are committed to hiring and supporting a diverse workforce that fosters skilled and motivated people working together to deliver results in support of our core business values. We encourage all employees, tenants, and vendors to mutually respect one another's diversity in order to maintain a cohesive work environment that values fairness and equal treatment. In 2021, we continued our training programs for our employees, managers, and contractors including professional training on workplace harassment and cybersecurity. In addition, employees received diversity and inclusion, ethics, and pandemic health training. Select managers also received individual management development. We intend to provide an environment that is diverse, equitable, unbiased, pleasant, healthy, comfortable, and free from intimidation, hostilities, or other offenses that might interfere with work performance. We apply this policy to all of our employees, suppliers, and vendors, regardless of their geographic location.

Piedmont has established the Piedmont Wayne Woody ("PWW") Foundation, a foundation created in honor of our late Chairman of the Board, W. Wayne Woody, to distribute charitable contributions to nonprofit organizations that fit our charitable giving criteria and demonstrate fiscal and administrative stability and are not discriminatory or political. During 2021 through the PWW Foundation, Piedmont established the "Piedmont Office Realty Trust Scholarship Program" in partnership with two Historically Black Colleges and Universities to provide need-based, scholastic support to selected rising sophomores interested in pursuing a career related to the real estate industry.

In addition to financial contributions through the PWW Foundation, Piedmont recognizes the value and benefit of employee volunteerism and fully appreciates its positive impact on the community, its employees, and ultimately, Piedmont by promoting team building, collaboration, and unity. Our employees have partnered with Piedmont to donate thousands of dollars and hours annually to numerous organizations.

Further details concerning Piedmont's workforce and social and community involvement initiatives can be found in our annual ESG report located on our website, www.piedmontreit.com under the "ESG" section. The information contained on our website is not incorporated herein by reference.

Competition

We compete for tenants for our high-quality assets in major U.S. markets by fostering strong tenant relationships and by providing quality customer service including: leasing, asset management, property management, and construction management services. We also face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. In each market where we operate, we face competition from other office providers. However, we do not face the same competitors in every market. This competition, along with market-specific vacancy rates and the condition of available, leasable square footage, affects the rental rates and concessions that we negotiate with our tenants. Our competitors, along with these other market factors, also influence the price we pay to acquire properties, and the proceeds we receive when we dispose of a building.

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

Segment Information

As of December 31, 2021, our reportable segments are determined based on geographic markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 16, Segment Information, to the accompanying consolidated financial statements.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2021, our tenants come from broadly diversified industry sectors and no individual tenant represented more than 5% of our ALR.

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

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

Risks Related to Our Business and Operations
•economic, regulatory, socio-economic and/or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, such as work-from-home practices and utilization of co-working space;
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
•development and construction delays;
•our redevelopment and development strategies may not be successful;
•actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic and the emergence of variant strains, and governmental and private measures taken to combat such health crises;
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
•failure to comply with the Americans with Disabilities Act or similar regulations;
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
•our board of directors can issue stock with terms that may subordinate the rights of our common stockholders which may discourage a takeover;
•our board of directors could elect for us to be subject to certain Maryland law limitations on changes in control that could prevent transactions;
•our rights and the rights of our stockholders to recover claims against our board of directors and officers are limited;

Risks Related to Tax Matters

•failure to qualify as a REIT;
•changes in tax laws;
•incurring certain tax liabilities;
•differences between the recognition of taxable income and the actual receipt of cash;
•our distributions do not qualify for certain reduced tax rates;
•a re-characterization of transactions may result in lost tax benefits or prohibited transactions;
•adverse changes in state and local tax laws;
•property taxes affecting returns on real estate;

Risks Associated with Debt Financing

•continuing to incur mortgage or other debt;
•rising interest rates;
•restrictive debt covenants;
•increases in variable-rate debt payments;
•changes in interest rates that impact our interest rate derivative contracts;
•replacement of USD LIBOR with Secured Overnight Financing Rate ("SOFR");
•a downgrade in our credit rating;

General Risks

•changes in our dividend policy;
•price and volume fluctuations in the public market, including on the New York Stock Exchange;
•future offering of debt securities;
•market interest rates changes and resulting effect on the value of our common stock;
•securities analysts' coverage of our common stock.

Risks Related to Our Business and Operations

Economic, regulatory, socio-economic and/or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as debt payments, real estate taxes, insurance, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

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
•the financial stability of our tenants or groups of tenants in specific industry sectors (such as the oil and gas, hospitality, travel, retail, and co-working sectors), including bankruptcies, financial difficulties, or lease defaults by our tenants;
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
•health crises such as the spread of communicable diseases and governmental or private measures taken to combat such health crises;
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

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. The competition for credit worthy tenants is intense, and we may have difficulty competing, especially with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates, or those that have the ability to offer superior amenities or more flexible leasing terms. If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space to new tenants, the terms and other costs of renewal or re-letting, including the cost of required renovations or additional amenities, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases or require significant capital outlays. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvements, leasing commissions, or other costs increase, our financial condition, operating results, or cash flows could be adversely affected.

Our rental revenues will be significantly influenced by the conditions of the office market in general and of the specific markets in which we operate.

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Further, our portfolio of properties is primarily located in seven major metropolitan areas: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. Collectively, these seven metropolitan areas accounted for approximately 96% of our ALR as of December 31, 2021. As a result, we are particularly susceptible to adverse market conditions in these cities, including any reduction in demand for office properties, industry slowdowns, civil unrest, governmental cut backs, relocation of businesses and changing demographics. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates or changing office market trends, could adversely affect our rental revenues and operating results.

We depend on tenants for our revenue, and accordingly, lease terminations and/or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties.

The success of our investments materially depends on the financial stability of our tenants, any of whom may experience a change in their business at any time. Many of our tenants have been adversely impacted by the specific consequences of the COVID-19 pandemic or various geopolitical developments that negatively affect international trade. If any of our tenants, or groups of tenants in specific industry sectors, experience or anticipate an adverse change in their respective businesses for any reason, they may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-letting our property. If any leases are terminated or defaulted upon, we may also be unable to re-lease the property for the rent previously received or to sell the property without incurring a loss. In addition, significant expenditures related to debt payments, real estate taxes, insurance, and maintenance costs are generally fixed or may not decrease immediately when revenues at the related property decrease.

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2021, only two tenants represented 5% or more of our revenue stream: US Bancorp (5.0% of ALR) and State of New York (5.0% of ALR). The revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

Some of our leases provide tenants with the right to terminate their leases early.

Certain of our leases permit our tenants to terminate their leases of all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. In certain cases, such early terminations can be effectuated by our tenants with little or no termination fee being paid to us. To the extent that our tenants exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net rental income by leasing the vacated space to new tenants.

We may face additional risks and costs associated with directly managing properties occupied by government tenants.

We currently own five properties in which some of the tenants are federal government agencies. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the lessor or the owner of the property complies with certain rules and regulations, including but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intended to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. We face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

We intend to continue acquiring high-quality office properties, subject to: the availability of attractive properties, our ability to arrange financing, and our ability to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns. To the extent that we engage in acquisition activities, they will pose the following risks, among others:

•we may acquire properties or other real estate-related investments that are not initially accretive to our results upon acquisition or accept lower cash flows in anticipation of longer-term appreciation, and we may not successfully manage and lease those properties to meet our expectations;
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

Because real estate investments are relatively illiquid and large-scale office properties such as those in our portfolio are particularly illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, and investment conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

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

Our real estate redevelopment and development strategies may not be successful.

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

Actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic that the world is currently experiencing, as well as governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results.

The COVID-19 pandemic that the world is currently experiencing has adversely impact the U.S. and global economies and our business and results of operations, changing in several ways the manner in which we operate with more emphasis on tenant and employee wellness, higher reliance on remote connectivity, and increased monitoring of tenant credit worthiness. Various mandates from international, federal, state and local authorities requiring forced closures or other restrictions continue to impact certain markets in which our buildings are located. Although some of these restrictions have been relaxed in certain jurisdictions, others have been reinstated in areas that experienced a resurgence of COVID-19 cases and the emergence of variant strains. Such restrictions have affected the global economy and the regional U.S. economies in which we operate, and have negatively impacted some of our tenants’ ability to pay their rent. The restrictions put in place to combat the pandemic have also caused certain of our retail and restaurant tenants to close or operate at reduced capacity for an extended period of time, which could cause such tenants to default on their leases. Our tenant’s inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Although various governmental financial programs may mitigate the risk of our tenants being unable to pay their rent under our leases, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. Piedmont has a $4.0 million general reserve as of December 31, 2021 related to tenant lease related assets. There can be no assurances that this amount will be sufficient to cover any future losses of rental income should our tenants be unable to pay rents when such rents become due.

Future terrorist attacks, armed hostilities, or civil unrest in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties.

Our portfolio of properties is primarily located in the following major metropolitan areas: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York, any of which could be, and some of which have been, the target of terrorist attacks, armed hostilities, or civil unrest. Future terrorist attacks and other acts of hostility, civil unrest, or war could severely impact the demand for, and value of, our properties. Terrorist attacks, other armed hostilities, or civil unrest in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. Attacks, armed conflicts, or civil unrest could result in increased operating costs including building security, property and casualty insurance, and property maintenance. As a result of terrorist activities, other armed hostilities or civil unrest, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from an attack. A decrease in demand could also make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks, armed hostilities, or civil unrest otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

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

From time to time we may enter into strategic joint ventures with institutional investors to acquire, develop, and/or improve properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including but not limited to the following:

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
•disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and board of directors from focusing their time and efforts on our business and could result in subjecting the properties owned by the applicable joint venture to additional risk; or
•we may, in certain circumstances, be liable for the actions of our co-venturers, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

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

Transitioning to a lower-carbon economy may entail extensive policy, legal, technological, and market changes to address mitigation and adaption requirements related to climate change. Depending on the nature, speed, and focus of these changes, transition risks may pose varying levels of financial and reputational risk to us and/or our tenants. Policy action around climate change such as implementing carbon-pricing mechanisms to reduce green house gas emission, shifting energy use toward lower emission sources, adopting energy-efficiency solutions, encouraging greater water efficiency measures, and promoting more sustainable land-use practices can result in financial impacts to both us and our tenants, including additional costs of auditing and reporting such data. Alterations to third-party certifications/ratings may impact investor or tenant demand and consequential valuation for buildings with lower scoring. Climate related litigation claims can result in financial and reputational damage. Technology improvements or innovations that support the transition to a lower-carbon, energy efficient economic system and shifts in supply and demand for certain commodities, products, and services as climate-related risks and opportunities are increasingly taken into account may affect the strength and competitiveness of our tenants' business, and ultimately their ability to meet their rental obligations to us. Climate change has also been identified as a potential source of reputational risk tied to changing customer or community perceptions of an organization's contribution to or detraction from the transition to a lower-carbon economy.

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

From time to time, we may be subject to legal action arising in the ordinary course of our business or otherwise. Such action could distract key personnel from management of the company and result in additional expenses which, if uninsured, could adversely impact our earnings and cash flows, thereby impacting our ability to service our debt and make distributions to our stockholders. There can be no assurance that our insurance policies will fully cover any payments or legal costs associated with any potential legal action. Further, the ultimate resolution of such action could impact the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and candidates for our board of directors.

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

Our charter and bylaws contain provisions that may have the effect of delaying, deferring, or preventing a change in control of our company (including an extraordinary transaction such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders. These provisions include, among other things, restrictions on the ownership and transfer of our stock, advance notice requirements for stockholder nominations for our board of directors and other business proposals, and our board of directors’ power to classify or reclassify unissued shares of common or preferred stock and issue additional shares of common or preferred stock.

In order to preserve our REIT status, our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our board of directors, no person may actually or constructively own more than 9.8% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or the outstanding shares of any class or series of our preferred stock, which may inhibit large investors from desiring to purchase our stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us, or these certain provisions may also impede a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose supermajority voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing candidates for the board of directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws contain a provision exempting any acquisition by any person of shares of our stock from the control share acquisition statute, and our board of directors has adopted a resolution exempting any business combination with any person from the business combination statute. As a result, these provisions currently will not apply to a business combination or control share acquisition involving our company. However, our board of directors still has the ability to opt into the business combination provisions and the control share provisions of Maryland law in the future.

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

Our rights and the rights of our stockholders to recover claims against our board of directors and officers are limited, which could reduce our recovery and our stockholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our board of directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property, or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter and bylaws require us to indemnify our board of directors and officers to the maximum extent permitted by Maryland law for any claim or liability to which they may become subject or which they may incur by reason of their service as members of the board of directors or officers, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property, or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our board of directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our board of directors and officers (as well as by our employees and agents) in some cases.

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

Failure of our operating partnership to be treated as a disregarded entity or a partnership would have serious adverse consequences to our stockholders.

If the IRS were to successfully challenge the tax status of the operating partnership or any of its subsidiary partnerships or real estate ventures for federal income tax purposes, the operating partnership or the affected partnership or real estate venture would be taxable as a corporation. In such event, we would cease to qualify as a REIT and the imposition of a corporate tax on the operating partnership, subsidiary partnership, or real estate venture would reduce the amount of cash available for distribution from the operating partnership to us and ultimately to our stockholders.

Changes in tax laws may eliminate the benefits of REIT status, prevent us from maintaining our qualification as a REIT, or otherwise adversely affect our stockholders.

New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. In particular, the Tax Cuts and Jobs Act ("H.R. 1"), which was effective for us for tax year 2018, made many significant changes to the U.S. federal income tax laws. A number of the changes that affected noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes impacted us, our stockholders, and our tenants in various ways and the IRS continues to issue clarifying guidance with respect to certain of the provisions of H.R. 1, any of which may be adverse or potentially adverse compared to prior law. Additional changes to tax laws are likely to continue to occur in the future. Accordingly, there is no assurance that we can continue to operate with the current benefits of our REIT status or that a change to the tax laws will not adversely affect the taxation of our stockholders. If there is a change in the tax laws that prevents us from qualifying as a REIT, that eliminates REIT status generally, or that requires REITs generally to pay corporate level income taxes, our results of operations may be adversely affected and we may not be able to make the same level of distributions to our stockholders, and changes to the taxation of our stockholders could have an adverse effect on an investment in our common stock. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.

Even if we qualify as a REIT, we may incur certain tax liabilities that would reduce our cash flow and impair our ability to make distributions.

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes, which would reduce our cash available for distribution to our stockholders. For example, we will be subject to federal income tax on any undistributed REIT taxable income. Further, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our net capital gain income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. If we realize net income from foreclosure properties that we hold primarily for sale to customers in the ordinary course of business, we must pay tax thereon at the highest corporate income tax rate, and if we sell a property, other than foreclosure property, that we are determined to have held for sale to customers in the ordinary course of business, any gain realized would be subject to a 100% “prohibited transaction” tax. The determination as to whether or not a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain safe-harbor provisions. The need to avoid prohibited transactions could cause us to forgo or defer sales of properties that might otherwise be in our best interest to sell. In addition, we own interests in certain taxable REIT subsidiaries that are subject to federal income taxation and we and our subsidiaries may be subject to state and local taxes on our income or property.

Differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code.

We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by H.R. 1 will require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statement (subject to an exception for certain income that is already subject to a special method of accounting under the Code). This could cause us to recognize taxable income prior to the receipt of the associated cash. H.R. 1 also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase our taxable income and our required distributions. Under H.R. 1, federal net operating losses incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely. Net operating losses of a REIT may not be carried back to any taxable year, regardless of whether the taxpayer qualified as a REIT in such taxable year. In addition, for taxable years beginning after December 31, 2017, H.R. 1 limits the deduction of net operating losses to 80% of current year taxable income (determined without regard to the deduction for dividends paid). Additionally, Section 163(j) of the Code, as amended by H.R. 1, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions, plus the taxpayer’s business interest income for the tax year. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.

Distributions made by REITs do not qualify for the reduced tax rates that apply to certain other corporate distributions.

The maximum federal income tax rate for certain dividends paid by domestic corporations to individuals, trusts and estates is generally 20%. Dividends paid by REITs, however, (other than distributions we properly designate as capital gain dividends or as qualified dividend income) are taxed at the normal income tax rate applicable to the individual recipient (currently a maximum rate of 37%) rather than the 20% preferential rate, subject to a deduction equal to 20% of the amount of certain “qualified REIT dividends” that is available to noncorporate taxpayers through 2025, which has the effect of reducing the maximum effective income tax rate on qualified REIT dividends to 29.6%. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions, particularly after the scheduled expiration of the 20% deduction applicable to qualified REIT dividends on December 31, 2025.

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

From time to time, changes in state and local tax laws or regulations are enacted, including changes to a state’s treatment of REITs and their stockholders, which may result in an increase in our tax liability. Any shortfall in tax revenues for states and municipalities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for distributions to our stockholders.

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

As of December 31, 2021, we had total outstanding indebtedness of approximately $1.9 billion and a total debt to gross assets ratio of 37.1%. Although the instruments governing our indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

Significant borrowings by us increase the risks of an investment in us. Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full. Moreover, any acceleration of, or default, with respect to any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness.

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

Rising interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

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

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to mortgage a property or discontinue insurance coverage. In addition, the agreements governing our existing indebtedness contain financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Covenants under our existing indebtedness do, and under any future indebtedness likely will, restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would cause the amount of our variable-rate debt payments to also increase and could limit our ability to make distributions to our stockholders.

Currently, any outstanding draws on our $500 Million Unsecured 2018 Line of Credit and our variable-rate debt instruments which are not subject to hedging under interest rate swap agreements represent our exposure to interest rate changes. In addition, any outstanding draws under the $500 Million Unsecured 2018 Line of Credit are subject to LIBOR locks of various length. However, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to make distributions to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

The replacement of LIBOR with SOFR may adversely affect our results of operations.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates and will cease publication of USD LIBOR as of June 30, 2023. The Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC"), and Office of the Comptroller of the Currency ("OCC") have issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified SOFR as its preferred alternative for USD LIBOR.

As of December 31, 2021, our $500 Million Unsecured 2018 Line of Credit and our $250 Million Unsecured 2018 Term Loan had interest rate payments determined directly or indirectly based on LIBOR. In addition, we currently have interest rate swaps with a notional value of $100 million that also use LIBOR as a reference rate. Even if our financial instruments are successfully transitioned to SOFR, the interest rate payments determined using SOFR may differ from what such interest rate payments would have been using LIBOR, and the interest expense associated with our $500 Million Unsecured 2018 Line of Credit and our $250 Million Unsecured 2018 Term Loan, or any future indebtedness we incur, may increase relative to what such interest expense would have been had LIBOR continued to have been used as the reference rate. Additionally, SOFR may not align with our assets, liabilities, and hedging instruments, which could reduce the effectiveness of certain of our interest rate hedges, and could cause increased volatility in our earnings. We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences caused by the replacement of LIBOR with SOFR. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

A downgrade in our credit rating could materially adversely affect our business and financial condition.

The credit ratings assigned to our unsecured debt securities could change based upon, among other things, our results of operations and financial condition. If any of the credit rating agencies that have rated our unsecured debt securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations.

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

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher yield on our common stock or seek securities paying higher dividends or yields. It is likely that the public valuation of our common stock will be based primarily on our earnings and cash flows and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common stock. For instance, if interest rates rise, it is possible that the market price of our common stock will decrease, because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2021.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2021, we owned interests in 55 in-service office properties, and approximately 96% of our ALR was generated from select sub-markets located within the following major U.S. office markets: Atlanta, Dallas, Washington, D.C., Minneapolis, Boston, Orlando, and New York, with over 60% of such revenue coming from Sunbelt markets. As of December 31, 2021 and 2020, our in-service portfolio was approximately 86% and 87% leased, respectively, with an average lease term remaining as of each period end of approximately six years and an average lease size of 15,000 square feet. No tenant accounts for more than 5% of our ALR.

ALR related to our in-service portfolio was $536.8 million, or $36.81 per leased square foot, as of December 31, 2021 as compared with $515.1 million, or $36.12 per leased square foot, as of December 31, 2020. These rental rates are presented before consideration of the fact that several of our largest tenants self-perform various aspects of their building management; therefore, we do not count those expenses in our gross rent calculations. If the costs of these functions are added to these leases, our average gross rent for our in-service portfolio as of December 31, 2021, increases to approximately $37.54 per leased square foot.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2021:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Atlanta	$111,739	4,016	20.8	84.1
Dallas	104,979	3,544	19.6	84.8
Washington, D.C.	67,463	1,620	12.6	80.7
Minneapolis	64,571	2,104	12.0	90.6
Boston	61,435	1,885	11.4	92.1
Orlando	54,796	1,754	10.2	91.4
New York	48,103	1,029	9.0	89.5
Other (1)	23,718	1,099	4.4	66.1
	$536,804	17,051	100.0	85.5

(1)Includes 1430 Enclave Parkway and Enclave Place in Houston, Texas; and Two Pierce Place in Chicago, Illinois. The Two Pierce Place asset, the last remaining asset owned in the Chicago office market, was sold in January 2022.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2021 during each of the next thirteen years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
2022	34,295	6.4
2023	55,639	10.4
2024	59,025	11.0
2025	57,364	10.7
2026	59,308	11.0
2027	52,749	9.8
2028	49,937	9.3
2029	31,479	5.9
2030	21,991	4.1
2031	15,537	2.9
2032	20,950	3.9
2033	10,291	1.9
Thereafter	68,239	12.7
	$536,804	100.0

Certain Restrictions Related to our Properties

As of December 31, 2021, no properties were held as collateral for debt, nor were any subject to any underlying ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding our properties as of December 31, 2021.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 16, 2022, there were 8,175 common stockholders of record of our common stock.

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

The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors declared a $0.21 dividend for each of the four quarters of 2021.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2016 through December 31, 2021. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Piedmont Office Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2016	2017	2018	2019	2020	2021
Piedmont Office Realty Trust, Inc.	$100.00	$100.10	$90.99	$123.67	$94.64	$112.26
FTSE NAREIT Equity Office	$100.00	$105.25	$89.99	$118.26	$96.46	$117.68
FTSE NAREIT Equity REITs	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2021, we repurchased and retired approximately 1.1 million shares of our common stock in the open market as part of our board-authorized stock repurchase plan as follows:

Period	Total Number of Shares Purchased (in 000’s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in 000’s) (1)	Maximum Approximate Dollar Value of Shares Available That May Yet Be Purchased Under the Program (in 000’s)
October 1, 2021 to October 31, 2021	—	$—	—	$169,329
November 1, 2021 to November 30, 2021	573	$17.77	573	$159,133
December 1, 2021 to December 31, 2021	487	$17.75	487	$150,477	(1)
Total	1,060	$17.76	1,060

(1)Amounts available for purchase relate only to remaining capacity under our stock repurchase plan as of December 31, 2021. On February 19, 2020, our board of directors authorized the repurchase of up to $200 million of shares of our common stock pursuant to the stock repurchase plan between February 2020 and February 2022, at the discretion of management, of which $150.5 million of capacity remained as of December 31, 2021. On February 17, 2022, our board of directors extended the existing stock repurchase authorization through February 2024.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors" set forth in Item 1A. of this report.

Given our low-leverage operating model of long-term leases targeted toward creditworthy tenants, the COVID-19 pandemic has not materially impacted our financial condition, overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties; however, the pandemic-related slowdown of leasing activity, particularly leasing of vacant space to new tenants, during 2020 and the first half of 2021 has moderated earnings growth and negatively impacted our occupancy levels and rental rate growth. The pandemic has had an ongoing impact on a few of our small, primarily retail, tenants and the long-term repercussions on our tenant's operations, future leasing decisions, and the global economy remains unclear.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. We have $309 million of capacity on our $500 million line of credit available as of the date of this filing. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2021 and 2020, we incurred the following types of capital expenditures (in thousands):

	December 31, 2021	December 31, 2020
Capital expenditures for redevelopment/ renovations	$51,617	$18,600
Other capital expenditures, including building and tenant improvements	71,009	93,980
Total capital expenditures (1)	$122,626	$112,580

(1)Of the total amounts paid, approximately $6.3 million and $0.6 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2021 and 2020, respectively.

"Capital expenditures for redevelopment/renovations" during the years ended December 31, 2021 and 2020 primarily related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our 200 and 222 South Orange Avenue buildings in Orlando, Florida; our Galleria buildings in Atlanta, Georgia; and our 25 Burlington Mall Road building in Boston, Massachusetts.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the respective period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment to our existing portfolio of office properties. We currently do not anticipate incurring any unusually large or material capital expenditures within any given year in order to meet recognized sustainable development standards, and achieve our environmental impact goals.

Given that our operating model frequently results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the year ended December 31, 2021, we committed to spend approximately $4.25 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.79 (net of expired lease commitments) for the year ended December 31, 2020. As of December 31, 2021, we had one individually significant unrecorded tenant allowance commitment outstanding of approximately $18.4 million related to the State of New York's lease at our 60 Broad Street building in New York.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the size of the leased square footage and the competitive market conditions of the particular office market at the time a lease is being negotiated.

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. Also, during the year ended December 31, 2021, we repurchased approximately 1.1 million shares at an average price of $17.76, or approximately $18.9 million. As of December 31, 2021, we had approximately $150.5 million of remaining capacity under the program which may be used for share repurchases through February 2024. Finally, other than our $500 Million Unsecured 2018 Line of Credit, which has a maturity date of September 2022 but can be extended for up to one additional year, we have no scheduled debt maturities until the second quarter of 2023. We may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations (2021 vs. 2020)

Overview
As a result of a $41.0 million impairment charge related to our last remaining Chicago asset (see Note 7), that was recorded during the fourth quarter of 2021, Piedmont recognized net loss applicable to common stockholders for the year ended December 31, 2021 of $1.2 million, or $0.01 per diluted share, as compared with net income applicable to common stockholders of $232.7 million, or $1.85 per diluted share, for the year ended December 31, 2020. The year ended December 31, 2020 included approximately $196.4 million, or $1.56 per diluted share, of gains on sales of real estate assets, net of a $9.3 million loss on early extinguishment of debt, whereas the year ended December 31, 2021 included no gains or losses on sales of real estate assets or early extinguishment of debt.

Comparison of the accompanying consolidated statements of operations for the year ended December 31, 2021 vs. the year ended December 31, 2020.

The following table sets forth selected data from our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2021	% of Revenues	December 31, 2020	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$514.6		$519.9		$(5.3)
Property management fee revenue	2.5		2.9		(0.4)
Other property related income	11.6		12.2		(0.6)
Total revenues	528.7	100%	535.0	100%	(6.3)
Expense:
Property operating costs	210.9	40%	214.9	40%	(4.0)
Depreciation	120.6	23%	110.6	21%	10.0
Amortization	86.0	16%	93.3	17%	(7.3)
Impairment loss on real estate assets	41.0	8%	—	—%	41.0
General and administrative	30.3	5%	27.5	5%	2.8
	488.8		446.3		42.5
Other income (expense):
Interest expense	(51.3)	10%	(55.0)	10%	3.7
Other income	10.2	2%	2.6	—%	7.6
Loss on extinguishment of debt	—	—%	(9.3)	2%	9.3
Gain on sale of real estate assets	—	—%	205.7	38%	(205.7)
Net income/(loss)	$(1.2)	—%	$232.7	43%	$(233.9)

Revenue

Rental and tenant reimbursement revenue decreased approximately $5.3 million for the year ended December 31, 2021 as compared to the prior year, reflecting a full year of COVID impacts as compared to a partial year of impact in 2020. Additionally, a 1% decrease in portfolio occupancy was partially offset by accretive capital recycling activity during the two years ended December 31, 2021, rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of the expiration of operating expense abatements on certain large leases during the year ended December 31, 2021.

Property management fee revenue decreased approximately $0.4 million for the year ended December 31, 2021 as compared to the prior year. Such fees fluctuate from period to period due to the variability of construction activity as well as the termination or commencement of property management agreements we may enter into with the buyers of properties in our portfolio.

Other property related income decreased approximately $0.6 million for the year ended December 31, 2021 as compared to the prior year primarily due to lower transient parking at our buildings reflecting a full year of the COVID-19 pandemic impact in 2021 versus a partial year for the year ended December 31, 2020.

Expense

Property operating costs decreased approximately $4.0 million for the year ended December 31, 2021 as compared to the prior year. The variance was primarily due to lower operating costs, largely associated with lower real estate taxes in certain jurisdictions.

Depreciation expense increased approximately $10.0 million for the year ended December 31, 2021 compared to the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2020.

Amortization expense decreased approximately $7.3 million for the year ended December 31, 2021 compared to the prior year. Amortization expense decreased primarily due to certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2020.

During the year ended December 31, 2021, we recognized an impairment loss on real estate assets of approximately $41.0 million related to a change in hold period assumptions for our last remaining Chicago asset, Two Pierce Place in Itasca, Illinois. No impairment loss on real estate assets were recorded during the year ended December 31, 2020.

General and administrative expenses increased approximately $2.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, with the year ended December 31, 2021 primarily reflecting increased accruals for potential performance based equity compensation.

Other Income (Expense)

Interest expense decreased approximately $3.7 million for the year ended December 31, 2021 as compared to the prior year as a result of the repayment of a $160 million mortgage in conjunction with the sale of the 1901 Market Street building in 2020, as well as an increase in capitalized interest associated with various redevelopment projects during the year ended December 31, 2021. These decreases were partially offset by higher average borrowings on our $500 Million Unsecured 2018 Line of Credit during the current year as compared to the year ended December 31, 2020, largely driven by the purchase of the 999 Peachtree Street building in Atlanta, Georgia during the fourth quarter of 2021.

Other income increased approximately $7.6 million for the year ended December 31, 2021 as compared to the prior year. The variance is primarily attributable to interest income recognized on notes receivable extended to the purchaser of our New Jersey Portfolio in October 2020. These notes receivable mature in October 2023 and are secured by the 200 and 400 Bridgewater Crossing properties (see Note 13 to the accompanying consolidated financial statements for more details).

The loss on extinguishment of debt for the year ended December 31, 2020 was associated with the early repayment of the $160 Million Fixed-Rate Loan which was collateralized by the 1901 Market Street building (see "Gain on sale of real estate assets" explanation below). The property was sold in June 2020. The loss was comprised of a prepayment penalty and the write-off of unamortized debt issuance costs and discounts associated with the loan.

Gain on sale of real estate assets during the year ended December 31, 2020 includes a gain of approximately $191.0 million recognized on the sale of the 1901 Market Street building in Philadelphia, Pennsylvania and a gain of approximately $14.6 million recognized on the sale of the New Jersey Portfolio.

Results of Operations (2020 vs. 2019)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2020 vs. 2019)" in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 17, 2021, for a discussion of the results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), has issued senior unsecured notes payable of $350 million that mature in 2023, $400 million that mature in 2024, and two separate issuances of $300 million, that mature in 2030 and 2032, respectively, (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont Office Realty Trust, Inc. (the "Guarantor"), the parent entity that consolidates Piedmont OP and all other subsidiaries. By execution of the guarantee, the Guarantor guarantees to each holder of the Notes that the principal and interest on the Notes will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise; interest on overdue principal and interest on any overdue interest, if any, on the Notes will also be paid in full when due; and all other obligations of the Issuer to the holders of the Notes will be promptly paid in full. The Guarantor's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of the Guarantor's other existing and future senior unsecured indebtedness and guarantees. The Guarantor’s guarantee of the Notes is effectively subordinated in right of payment to any future mortgage or other secured indebtedness or secured guarantees of the Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Guarantor’s subsidiaries.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of December 31, 2021	As of December 31, 2020

Due from non-guarantor subsidiary	$900	$810
Total assets	$352,788	$347,757
Total liabilities	$1,945,846	$1,654,009

		For the Year Ended December 31, 2021
Total revenues		$48,853
Net loss		$(44,463)

Net Operating Income by Geographic Segment

The chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. Additionally, as of December 31, 2021, Piedmont owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. See Note 16, Segment Information, to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Years Ended December 31,
	2021	2020
Dallas	$66,155	$59,845
Atlanta	62,772	60,276
Washington, D.C.	36,914	36,696
Minneapolis	32,538	33,588
Boston	45,587	41,722
Orlando	33,449	34,427
New York	30,049	38,990
Total reportable segments	307,464	305,544
Corporate and other	10,163	13,915
Total NOI	$317,627	$319,459

Comparison of the Year Ended December 31, 2021 Versus the Year Ended December 31, 2020

Dallas

NOI increased primarily due to a full year of operating income at the Dallas Galleria Office Towers, purchased in February 2020.

Atlanta

NOI increased primarily due to operating income at the 999 Peachtree Street building, purchased in October 2021.

Boston

NOI increased primarily as a result of executing a renewal and expansion totaling approximately 155,000 square feet at 5&15 Wayside, as well as a rent increase related to a single tenant at our 5 Wall Street building during 2021.

New York

NOI decreased primarily due to the sale of the New Jersey Portfolio in October 2020.

Corporate and other

NOI decreased primarily as a result of the sale of 1901 Market Street building in Philadelphia, Pennsylvania in June 2020.

Funds From Operations ("FFO"), Core Funds From Operations ("Core FFO"), and Adjusted Funds From Operations (“AFFO”)

Net income/(loss) calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO. These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income/(loss). Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, we believe that the additive use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as Net income/(loss) (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investment in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to the computation made by other REITs.

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the extinguishment of swaps and/or debt and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain infrequent or non-recurring items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to the computation made by other REITs.

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and non-cash items including: non-real estate depreciation, straight-lined rent and fair value lease adjustments, non-cash components of interest expense and compensation expense. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to the computation of other REITs.

Reconciliations of net income/(loss) to FFO, Core FFO, and AFFO for the years ended December 31, 2021, 2020, and 2019, respectively, are presented below (in thousands except per share amounts):

	2021		Per Share (1)	2020	Per Share(1)	2019	Per Share(1)
GAAP net income/(loss) applicable to common stock	$(1,153)		$(0.01)	$232,688	$1.85	$229,261	$1.82
Depreciation of real assets	119,629		0.96	109,326	0.86	105,111	0.83
Amortization of lease-related costs	85,946		0.69	93,242	0.74	76,610	0.61
Impairment loss on real estate assets	41,000		0.33	—	—	8,953	0.07
Gain on sale of real estate assets	—		—	(205,666)	(1.63)	(197,010)	(1.56)
NAREIT Funds From Operations applicable to common stock	$245,422		$1.97	$229,590	$1.82	$222,925	$1.77
Adjustments:
Retirement and separation expenses associated with senior management transition in June 2019	—		—	—	—	3,175	0.02
Loss on extinguishment of debt	—		—	9,336	0.07	—	—
Core Funds From Operations applicable to common stock	$245,422		$1.97	$238,926	$1.89	$226,100	$1.79
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discounts on debt	2,857			2,833		2,101
Depreciation of non real estate assets	949			1,216		872
Straight-line effects of lease revenue	(10,566)			(22,601)		(10,411)
Stock-based compensation adjustments	7,924			7,014		5,030
Amortization of lease-related intangibles	(11,290)			(12,284)		(8,323)
Non-incremental capital expenditures (2)	(75,162)			(77,682)		(49,653)
Adjusted Funds From Operations applicable to common stock	$160,134			$137,422		$165,716
Weighted-average shares outstanding – diluted	124,455	(3)		126,104		126,182

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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per diluted share applicable to Piedmont for the year ended December 31, 2021 as they would reduce the loss per share presented.

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income/(loss) (calculated in accordance with GAAP) before interest, income-related federal, state, and local taxes, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

We calculate Same Store Net Operating Income ("Same Store NOI") as Property NOI attributable to the properties (excluding undeveloped land parcels) that were (i) owned by us during the entire span of the current and prior year reporting periods; (ii) that were not being developed or redeveloped during those periods; and (iii) for which no operating expenses were capitalized during those periods. For Same Store NOI (cash basis), the effects of straight-lined rents and fair value lease revenue are also eliminated. Same Store NOI, on either a cash or accrual basis, is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation from net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Net income/(loss) applicable to Piedmont (GAAP basis)	$(1,153)	$232,688	$(1,153)	$232,688

Net loss applicable to noncontrolling interest	(14)	(3)	(14)	(3)
Interest expense	51,292	54,990	51,292	54,990
Depreciation	120,578	110,542	120,578	110,542
Amortization	85,946	93,242	85,946	93,242
Depreciation and amortization attributable to noncontrolling interests	84	85	84	85
Impairment loss on real estate assets	41,000	—	41,000	—
Gain on sale of real estate assets	—	(205,666)	—	(205,666)

EBITDAre(1)	297,733	285,878	297,733	285,878
Loss on extinguishment of debt	—	9,336	—	9,336

Core EBITDA(2)	297,733	295,214	297,733	295,214
General & administrative expenses	30,252	27,464	30,252	27,464
Management fee revenue(3)	(1,269)	(1,495)	(1,269)	(1,495)
Other income	(9,089)	(1,724)	(9,089)	(1,724)
Non-cash general reserve/(recovery) for uncollectible accounts	(553)	4,553
Straight-line rent effects of lease revenue	(10,566)	(22,601)
Straight-line effects of lease revenue attributable to noncontrolling interests	3	(16)
Amortization of lease-related intangibles	(11,290)	(12,284)

Property NOI	295,221	289,111	317,627	319,459

Net operating income from:
Acquisitions(4)	(34,446)	(23,115)	(41,720)	(30,397)
Dispositions(5)	(204)	(21,049)	(205)	(22,113)
Other investments(6)	783	550	1,009	769

Same Store NOI	$261,354	$245,497	$276,711	$267,718

Change period over period in Same Store NOI	6.5%	N/A	3.4%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. NAREIT currently defines EBITDAre as net income/(loss) (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment losses, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the

NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as net income/(loss) (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Acquisitions include One Galleria Tower, Two Galleria Tower and Three Galleria Tower in Dallas, Texas, purchased on February 12, 2020, and 999 Peachtree Street in Atlanta, Georgia, purchased on October 22, 2021.
(5)Dispositions include 1901 Market Street in Philadelphia, Pennsylvania, sold on June 25, 2020, and the New Jersey Portfolio sold on October 28, 2020 (consisting of the Company's final remaining assets in the state; 200 and 400 Bridgewater Crossing in Bridgewater, New Jersey, and 600 Corporate Drive in Lebanon, New Jersey).
(6)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Florida are included in this line item.

Overview

Our portfolio is a geographically diverse group of properties located primarily in select sub-markets within seven major U.S. office markets, with a majority of our Annualized Lease Revenue ("ALR") being generated from Sunbelt markets. We typically lease space to large, creditworthy corporate or governmental tenants on a long-term basis. As of December 31, 2021, our average lease was approximately 15,000 square feet with six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was approximately 86% leased as of December 31, 2021, as compared to approximately 87% leased as of December 31, 2020. As of December 31, 2021, we had only one lease greater than 1% of our ALR that is scheduled to expire over the following twelve months. This lease at our 750 West John Carpenter Freeway asset (assigned to the Dallas geographic reportable segment) represents 1.2% of our ALR, and is scheduled to expire during the fourth quarter of 2022. We are currently in advanced discussions with the tenant for a renewal of a majority of their space. As the economy has continued to recover from the impacts of the COVID-19 pandemic, leasing activity across our portfolio has improved; however, to the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new tenant leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and a new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewal lease has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2021, we had approximately 750,000 square feet of executed leases for vacant space yet to commence or under rental abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the year ended December 31, 2021, we experienced a 15.6% and 7.5% roll up in accrual and cash rents, respectively, on executed leases related to space vacant one year or less.

Same Store NOI increased by 6.5% and 3.4% on a cash and accrual basis, respectively, for the year ended December 31, 2021. The primary drivers of the increases in both metrics included increased rental rates and decreased operating expenses, particularly real estate taxes, as well as the expiration of abatements at certain properties. These increases were partially offset by an approximately 1% overall reduction in portfolio occupancy during 2021 due to slower new tenant touring and leasing activity in 2020 as a result of the COVID-19 pandemic. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income/(loss) and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat one of our wholly owned subsidiaries as a taxable REIT subsidiary ("TRS"). Our TRS performs non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services. Any earnings related to such services performed by our TRS are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in TRS cannot exceed 20% of the value of our total assets.

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

Application of Critical Accounting Estimates

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The changing of these assumptions and the subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in a changed assessment or an incorrect assessment of the property’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our reported net income/(loss) attributable to Piedmont.

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

In addition, we also record the cost of certain tenant improvements paid for or reimbursed by tenants when we conclude that we are the owner of such tenant improvements using the factors discussed above. For these tenant-funded tenant improvements, we record the amount funded or reimbursed by tenants as an asset and deferred revenue. The asset is depreciated and the deferred revenue is amortized and recognized as rental revenue over the term of the related lease beginning upon substantial completion of the leased premises. Consequently, our determination as to whether we, or our tenant, are the owner of tenant improvements for accounting purposes has a significant impact on both the amount and timing of rental revenue that we record related to tenant-funded tenant improvements.

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2021, other than a consulting agreement with our former Chief Investment Officer ("CIO"), Raymond L. Owens. Mr. Owens retired effective June 30, 2017, and remained a consultant for us until June 30, 2020, earning $18,500 per month. During the years ended December 31, 2021, 2020, and 2019, Piedmont recognized approximately $0, $0.1 million, and $0.2 million, respectively, of expense related to this consulting agreement. Additionally, during the year ended December 31, 2019, we entered into employment or retirement agreements with certain of our current and former executive officers as more fully described in our Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. Our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $500 Million Unsecured 2018 Line of Credit and the $250 Million Unsecured 2018 Term Loan. As a result, we believe the primary market risk to which we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined (see Item 1A. Risk Factors for further discussion of the risks associated with LIBOR). Furthermore, the United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an initial evaluation of its credit agreements which reference LIBOR (both the $500 Million Unsecured 2018 Line of Credit and the $250 Million Unsecured 2018 Term Loan) and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements. Piedmont will continue to evaluate its contracts as it approaches the end date for LIBOR.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2021, other than the $500 Million Unsecured 2018 Line of Credit and $150 million of our $250 Million Unsecured 2018 Term Loan, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2021, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2022		2023	2024	2025		2026	Thereafter	Total
Maturing debt:
Variable rate repayments	$290,000	(2)	$—	$—	$150,000	(3)	$—	$—	$440,000
Variable rate average interest rate (1)	1.01%		—%	—%	1.05%		—%	—%	1.02%
Fixed rate repayments	$—		$350,000	$400,000	$100,000	(3)	$—	$600,000	$1,450,000
Fixed rate average interest rate (1)	—%		3.40%	4.45%	3.56%		—%	2.95%	3.51%

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

The estimated fair value of our debt above as of December 31, 2021 and 2020 was approximately $1.9 billion and $1.7 billion, respectively. Our interest rate swap agreements in place at December 31, 2021 and December 31, 2020 carried a notional amount totaling $100 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61%.

As of December 31, 2021, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.5 billion has an average effective interest rate of approximately 3.51% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of December 31, 2021, we had $290.0 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), which, as of December 31, 2021, resulted in an interest rate of 1.01%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of December 31, 2021, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.05%. To the extent that we borrow funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of December 31, 2021 would increase interest expense approximately $4.4 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2021 or 2020.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2021, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 17, 2022, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 17, 2022

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. The information contained on our website is not incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

(c)    See (a) 2. above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of February, 2022.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 17, 2022
Frank C. McDowell

/s/ DALE H. TAYSOM	Vice-Chairman, and Director	February 17, 2022
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 17, 2022
Kelly H. Barrett

/s/ WESLEY E. CANTRELL	Director	February 17, 2022
Wesley E. Cantrell

/s/ GLENN G. COHEN	Director	February 17, 2022
Glenn G. Cohen

/s/ BARBARA B. LANG	Director	February 17, 2022
Barbara B. Lang

/s/ JEFFREY L. SWOPE	Director	February 17, 2022
Jeffrey L. Swope

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 17, 2022
C. Brent Smith	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 17, 2022
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 17, 2022
Laura P. Moon	(Principal Accounting Officer)

EXHIBIT INDEX
TO
2021 FORM 10-K
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

4.8
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

4.9
Supplemental Indenture, dated as of September 20, 2021, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on September 20, 2021)

4.10	Form of 2.75% Senior Notes due 2023 (included in Exhibit 4.9)

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

10.6*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.7*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.8*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.9*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.10*
Employment Agreement dated January 1, 2019, by and between the Company and Christopher Kollme (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019)

10.11*
Retirement Agreement and General Release by and between the Company and Donald A. Miller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.12*
Employment Agreement, dated as of March 19, 2019, between the Company and C. Brent Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.13*
Consulting Agreement, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.14*
Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.15
Amended and Restated Term Loan Agreement Dated as Of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2018)

10.16*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.17*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.18*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.19
Term Loan Agreement, dated as of March 29, 2018, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 3, 2018)

10.20
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.21
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.22
Revolving Credit Agreement Dated as of September 28, 2018 by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, U.S. Bank National Association and PNC Bank, National Association, as Syndication Agents, Bank Of America, N.A., BMO Harris Bank, N.A., Branch Banking and Trust Company, Morgan Stanley Senior Funding, Inc., TD Bank, N.A., The Bank Of Nova Scotia and Wells Fargo Bank, N.A. as Documentation Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 2, 2018)

10.23*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.24*
Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.25
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2020)

10.26
Term Loan Agreement, dated February 10, 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc. as Parent, Suntrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory hereto and their assignees as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2020)

10.27
Amendment No. 1 to Term Loan Agreement, dated March 24, 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Truist Bank, as administrative agent and lender, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as new Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2020)

10.28*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement dated May 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.29*
Amendment No. 4 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on July 28, 2021)

10.30*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective March 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.31*	Piedmont Realty Trust, Inc. Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 12, 2021)

10.32*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on April 28, 2021)

10.33*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on April 28, 2021)

10.34*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on April 28, 2021)

21.1	List of Subsidiaries of the Company

22.1	Subsidiary Issuer of Guaranteed Securities

23.1	Consent of Deloitte & Touche LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Identifies each management contract or compensatory plan required to be filed.
**    Filed herewith.
***    Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenues—Refer to Note 2 (Revenue Recognition) to the financial statements

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
February 17, 2022

We have served as the Company's auditor since 2018.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$529,941	$476,716
Buildings and improvements, less accumulated depreciation of $861,206 and $751,521 as of December 31, 2021 and December 31, 2020, respectively	2,513,697	2,371,521
Intangible lease assets, less accumulated amortization of $83,777 and $67,850 as of December 31, 2021 and December 31, 2020, respectively	94,380	90,594
Construction in progress	43,406	56,749
Real estate assets held for sale, net	63,887	60,454
Total real estate assets	3,245,311	3,056,034
Cash and cash equivalents	7,419	7,331
Tenant receivables, net of allowance for doubtful accounts of $4,000 and $4,553 as of December 31, 2021 and December 31, 2020, respectively	2,995	8,448
Straight-line rent receivables	162,632	148,797
Notes receivable	118,500	118,500
Restricted cash and escrows	1,441	1,883
Prepaid expenses and other assets	20,485	23,277
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $205,100 and $171,817 as of December 31, 2021 and December 31, 2020, respectively	264,571	272,394
Other assets held for sale, net	8,393	4,228
Total assets	$3,930,665	$3,739,810
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $12,210 and $10,932 as of December 31, 2021 and December 31, 2020, respectively	$1,877,790	$1,594,068
Secured debt, inclusive of premiums and unamortized debt issuance costs of $— and $326 as of December 31, 2021 and December 31, 2020, respectively	—	27,936
Accounts payable, accrued expenses, and accrued capital expenditures	114,453	111,997
Dividends payable	26,048	25,683
Deferred income	80,686	36,891
Intangible lease liabilities, less accumulated amortization of $35,880 and $27,344 as of December 31, 2021 and December 31, 2020, respectively	39,341	35,440
Interest rate swaps	4,924	9,834
Total liabilities	2,143,242	1,841,849
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2021 or December 31, 2020	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2021 or December 31, 2020	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 123,076,695 shares issued and outstanding as of December 31, 2021; and 123,839,419 shares issued and outstanding at December 31, 2020	1,231	1,238
Additional paid-in capital	3,701,798	3,693,996
Cumulative distributions in excess of earnings	(1,899,081)	(1,774,856)
Accumulated other comprehensive loss	(18,154)	(24,100)
Piedmont stockholders’ equity	1,785,794	1,896,278
Noncontrolling interest	1,629	1,683
Total stockholders’ equity	1,787,423	1,897,961
Total liabilities and stockholders’ equity	$3,930,665	$3,739,810
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental and tenant reimbursement revenue	$514,619	$519,953	$511,905
Property management fee revenue	2,496	2,867	3,398
Other property related income	11,595	12,204	17,875
	528,710	535,024	533,178
Expenses:
Property operating costs	210,932	214,933	211,380
Depreciation	120,615	110,575	106,015
Amortization	85,992	93,294	76,666
Impairment loss on real estate assets	41,000	—	8,953
General and administrative	30,252	27,464	37,895
	488,791	446,266	440,909
Other income (expense):
Interest expense	(51,292)	(54,990)	(61,594)
Other income	10,206	2,587	1,571
Loss on extinguishment of debt	—	(9,336)	—
Gain on sale of real estate assets	—	205,666	197,010
	(41,086)	143,927	136,987
Net income/(loss)	(1,167)	232,685	229,256
Net loss applicable to noncontrolling interest	14	3	5
Net income/(loss) applicable to Piedmont	$(1,153)	$232,688	$229,261
Per share information— basic and diluted:
Net income/(loss) applicable to common stockholders	$(0.01)	$1.85	$1.82
Weighted-average shares outstanding—basic	123,977,616	125,730,460	125,709,207
Weighted-average shares outstanding—diluted	123,977,616	126,104,321	126,182,137
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021		2020		2019

Net income/(loss) applicable to Piedmont		$(1,153)		$232,688		$229,261
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	2,994		(26,794)		(5,659)
Plus/(less): Reclassification of net loss/(gain) included in net income (See Note 5)	2,952		1,727		(1,836)
Other comprehensive income/(loss)		5,946		(25,067)		(7,495)
Comprehensive income applicable to Piedmont		$4,793		$207,621		$221,766

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	126,219	$1,262	$3,683,186	$(1,982,542)	$8,462	$1,772	$1,712,140
Share repurchases as part of announced plan	(728)	(7)	—	(12,475)	—	—	(12,482)
Offering costs	—	—	(710)	—	—	—	(710)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(228)	(105,619)	—	(41)	(105,888)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	292	3	4,150	—	—	—	4,153
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	229,261	—	—	229,261
Other comprehensive loss	—	—	—	—	(7,495)	—	(7,495)
Balance, December 31, 2019	125,783	1,258	3,686,398	(1,871,375)	967	1,726	1,818,974
Share repurchases as part of announced plan	(2,190)	(22)	—	(30,649)	—	—	(30,671)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(105,520)	—	(40)	(105,565)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	246	2	7,603	—	—	—	7,605
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	232,688	—	—	232,688
Other comprehensive loss	—	—	—	—	(25,067)	—	(25,067)
Balance, December 31, 2020	123,839	1,238	3,693,996	(1,774,856)	(24,100)	1,683	1,897,961
Share repurchases as part of announced plan	(1,060)	(10)	—	(18,842)	—	—	(18,852)
Offering costs	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.84 per share) and stockholders of subsidiaries	—	—	—	(104,230)	—	(40)	(104,270)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	298	3	7,857	—	—	—	7,860
Net loss applicable to noncontrolling interest	—	—	—	—	—	(14)	(14)
Net loss applicable to Piedmont	—	—	—	(1,153)	—	—	(1,153)
Other comprehensive income	—	—	—	—	5,946	—	5,946
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income/(loss)	$(1,167)	$232,685	$229,256
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	120,615	110,575	106,015
Amortization of debt issuance costs inclusive of settled interest rate swaps	3,270	2,080	87
Other amortization	78,657	84,534	71,609
Impairment loss on real estate assets	41,000	—	8,953
Loss on extinguishment of debt	—	349	—
General reserve/(recovery) for uncollectible accounts	(553)	4,553	—
Stock compensation expense	10,984	9,718	15,446
Gain on sale of real estate assets	—	(205,666)	(197,010)
Changes in other operating assets and liabilities:
Increase in tenant and straight-line rent receivables	(9,691)	(30,887)	(15,706)
Decrease in prepaid expenses and other assets	1,294	823	309
Cash received/(paid) upon settlement of interest rate swaps	623	(19,930)	—
Increase/(decrease) in accounts payable and accrued expenses	1,861	6,264	(11,251)
(Decrease)/increase in deferred income	(4,690)	(1,814)	776
Net cash provided by operating activities	242,203	193,284	208,484
Cash Flows from Investing Activities:
Acquisition of real estate assets, intangibles, and undeveloped land parcels	(226,011)	(417,056)	(326,200)
Capitalized expenditures	(122,626)	(112,580)	(103,553)
Sales proceeds from wholly-owned properties	—	360,094	589,767
Deferred lease costs paid	(20,295)	(28,334)	(25,639)
Net cash (used in)/provided by investing activities	(368,932)	(197,876)	134,375
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,038)	(1,363)	(151)
Proceeds from debt	789,580	1,174,383	592,000
Repayments of debt	(535,610)	(1,035,077)	(798,019)
Discount paid due to loan modification	—	(525)	—
Costs of issuance of common stock	(55)	—	(710)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,060)	(2,703)	(3,295)
Repurchases of common stock as part of announced plan	(19,537)	(29,986)	(16,899)
Dividends paid and discount on dividend reinvestments	(103,905)	(106,309)	(106,433)
Net cash provided by/(used in) financing activities	126,375	(1,580)	(333,507)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(354)	(6,172)	9,352
Cash, cash equivalents, and restricted cash and escrows, beginning of year	9,214	15,386	6,034
Cash, cash equivalents, and restricted cash and escrows, end of year	$8,860	$9,214	$15,386
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020, AND 2019

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in select sub-markets within seven major U.S. office markets, with a majority of its revenue being generated from Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures

As of December 31, 2021, Piedmont owned 55 in-service office properties and one redevelopment asset in select sub-markets located within seven major U.S. office markets: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. As of December 31, 2021, Piedmont's 55 in-service office properties comprised approximately 17.1 million square feet (unaudited) of primarily Class A commercial office space and were approximately 86% leased.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates includes the underlying cash flows and holding periods used in assessing impairment, judgements regarding the recoverability of goodwill, and the assessment of the collectibility of receivables. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could materially differ from those estimates.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of December 31, 2021 and 2020, respectively, are as follows (in thousands):

	December 31, 2021	December 31, 2020
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$1,882	$2,167
In-Place Lease Valuation	$176,275	$156,277
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$266,575	$250,367
Intangible Lease Liabilities (Below-Market In-Place Leases)	$75,221	$62,784

For the years ended December 31, 2021, 2020, and 2019, respectively, Piedmont recognized amortization of intangible lease costs in the accompanying consolidated statements of operations, as follows (in thousands):

	2021	2020	2019
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in Amortization	$69,388	$77,000	$62,413
Amortization of Above-Market and Below-Market In-Place Lease Intangibles as a net increase to Rental and Tenant Reimbursement Revenue	$11,180	$12,191	$8,322

Net intangible assets and liabilities as of December 31, 2021 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2022	$323	$28,725	$37,612	$11,806
2023	126	20,569	27,044	8,291
2024	93	14,819	19,828	6,139
2025	27	10,388	14,753	4,645
2026	15	7,158	11,531	3,159
Thereafter	12	12,125	23,050	5,301
	$596	$93,784	$133,818	$39,341

Weighted-Average Amortization Period (in years)	3	5	5	5

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. The majority of Piedmont’s cash and cash equivalents are held at major commercial banks and at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. Short-term investments consist of investments in money market accounts stated at cost, which approximates estimated fair value, and available-for-sale securities associated with Piedmont's non-qualified deferred compensation program carried at estimated fair value.

Tenant Receivables and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Piedmont evaluates the collectibility of its operating lease receivables on a tenant/lease-specific basis and recognizes changes in the collectibility assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenues.

Allowance for Doubtful Accounts

As detailed above, Piedmont records contra-revenue adjustments for tenant/lease-specific changes in the collectibility assessments of its operating lease receivables as a reduction of rental and tenant reimbursement revenues. These charges reduce tenant and straight-line rent receivable to net realizable value upon recognition. In addition, during the year ended December 31, 2020, Piedmont also established an allowance for doubtful accounts for amounts that may become uncollectible in the future. Details of Piedmont's allowance for doubtful accounts for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Balance at Beginning of Period	Additions Charged as Reduction of Revenue	Deductions and Write-offs	Balance at End of Period
Year Ended December 31,
2021	$4,553	$35	$(588)	$4,000
2020	$—	$8,734	$(4,181)	$4,553

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, and is allocated to each of Piedmont's seven reporting units. Piedmont tests the carrying value of the goodwill assigned to each of its seven reporting units for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate that a material indicator of impairment exists. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below carrying value of the entity. Piedmont first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that a material indicator of impairment exists. If Piedmont concludes, after assessing the totality of events and circumstances during the qualitative analysis, that a material indicator does exist and that it is more likely than not that the goodwill balance in one or more reporting units is impaired, then Piedmont will recognize a goodwill impairment loss equal to the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). There were no changes in the carrying amount of Piedmont's goodwill during the year ended December 31, 2021.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2021 and 2020, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

The changes in estimated fair value of interest rate swap agreements designated as effective cash flow hedges are recorded in other comprehensive income (“OCI”), and subsequently reclassified to earnings when the hedged transactions occur. The estimated fair value of the interest rate derivative agreement is recorded as interest rate derivative asset or as interest rate derivative liability in the accompanying consolidated balance sheets. Amounts received or paid under interest rate derivative agreements are recorded as reductions or additions to interest expense in the consolidated statements of operations as incurred. Additionally, when Piedmont settles forward starting swap agreements, any gain or loss is recorded as accumulated other comprehensive income and is amortized to interest expense over the term of the respective notes on a straight line basis (which approximates the effective interest method). Further, Piedmont classifies cash flows from the settlement of hedging derivative instruments in the same category as the underlying exposure which is being hedged. Settlements resulting from the hedge of Piedmont's exposure to interest rate changes are classified as operating cash flows in the accompanying consolidated statements of cash flows.

Deferred Lease Costs

Deferred lease costs are comprised of costs and incentives incurred to acquire operating leases. In addition to direct costs, deferred lease costs also include intangible lease origination costs related to in-place leases acquired as part of a property acquisition.

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of operations as follows:

•Approximately $56.4 million, $60.2 million, and $50.3 million of deferred lease costs are included in amortization expense for the years ended December 31, 2021, 2020, and 2019, respectively; and
•Approximately $3.9 million, $3.4 million, and $3.2 million, of deferred lease costs related to lease incentives granted to tenants are included as an offset to rental and tenant reimbursement revenue for the years ended December 31, 2021, 2020, and 2019, respectively.

Upon receipt of an early lease termination notice, Piedmont recognizes any unamortized deferred lease costs ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately.

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0.3 million, $0.5 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2021, 2020, and 2019 of approximately $2.7 million, $3.0 million, and $2.4 million, respectively.

Deferred income

Deferred income is primarily comprised of the following items:

•prepaid rent from tenants;
•tenant reimbursements related to operating expense or property tax expenses which may be due to tenants as part of an annual operating expense reconciliation; and
•tenant improvement allowance overages or improvements funded by the tenant where Piedmont owns the underlying improvements.

Deferred income related to prepaid rents from tenants will be recognized as rental income in the period it is earned. Amounts related to operating expense reconciliations or property tax expense are relieved when the tenant's reconciliation is completed in accordance with the underlying lease, and payment is issued to the tenant. Tenant improvement allowance overages or improvements paid for by the tenant, where Piedmont owns all of the underlying improvements, are recorded as deferred income and amortized on a straight-line basis into rental and tenant reimbursement revenue over the term of the respective leases.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. In February 2020, the board of directors re-authorized the stock repurchase program for up to $200 million in share repurchases under which Piedmont may repurchase its own shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2021, Piedmont had approximately $150.5 million of remaining capacity under the program which may be used for share repurchases through February 2022. On February 17, 2022, Piedmont's board of directors extended the existing stock repurchase authorization through February 2024.

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

Dividends

As a REIT, Piedmont is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its annual taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Piedmont previously sponsored a dividend reinvestment plan ("DRP") pursuant to which common stockholders could elect (if their brokerage agreements allowed) to reinvest an amount equal to the dividends declared on their common shares into additional shares of Piedmont’s common stock in lieu of receiving cash dividends. During the year ended December 31, 2020, the board of directors terminated the company-funded DRP offered through its transfer agent.

Noncontrolling Interest

Noncontrolling interest is the equity interest of consolidated entities that is not owned by Piedmont. Noncontrolling interest is adjusted for the noncontrolling partners' share of contributions, distributions, and earnings (losses) in accordance with the respective partnership agreement. Earnings allocated to such noncontrolling partners are recorded as income applicable to noncontrolling interest in the accompanying consolidated statements of operations.

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

These tenant improvements are recorded as capital assets by Piedmont and depreciated, typically over the lease term. Payments made by tenants for tenant improvements owned by Piedmont are treated as deferred revenues and amortized into rental and tenant reimbursement revenue over the lease term.

The timing of rental revenue recognition is largely dependent on our conclusion as to whether Piedmont, or its tenant, is the owner of tenant improvements at the leased property. When Piedmont owns the tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the finished space, which is typically when the improvements being recorded as Piedmont's asset are substantially complete. In some instances, Piedmont may cede control of the leased space to the tenant to be responsible for tenant-owned improvements for the space. In such arrangements, payments made by Piedmont to its tenant are treated as lease incentives and amortized as a reduction to rental and tenant reimbursement revenue over the lease term, which typically begins once the tenant takes possession of the unimproved space.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of restricted stock to its employees and board of directors. For employees, such compensation has been issued pursuant to Piedmont's Long-term Incentive Compensation ("LTIC") program. The LTIC program is comprised of an annual restricted stock grant component (the "Restricted Stock Award" program) and a multi-year performance share component (the "Performance Share" program). Awards granted pursuant to the Restricted Stock Award and Performance Share programs, as well as director's awards, are classified as equity awards or liability awards based on the underlying terms of the program agreement. Awards classified as equity awards are expensed straight-line over the vesting period, with issuances recorded as a reduction to additional paid in capital. Forfeitures are recorded when they occur. Awards classified as liability awards are remeasured at each reporting period over the service period, with issuances recorded as a reduction to accrued expense. The compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and board of directors in the accompanying consolidated statements of operations.

Non-qualified Deferred Compensation Plan

Piedmont previously offered a non-qualified deferred compensation plan ("NQDC Plan") to certain employees which allowed the employee to elect to defer receipt of compensation, including both cash and stock-based compensation, until future taxable years. As of December 31, 2019, Piedmont suspended the NQDC Plan so that no additional amounts may be deferred. Amounts deferred prior to the suspension of the NQDC Plan are invested in trading securities held in a "rabbi trust" and are measured using quoted market prices as of the reporting date, with changes in fair value recognized in net income/(loss). As of December 31, 2021 and 2020, Piedmont held approximately $0.9 million and $0.8 million, respectively, of these trading securities. Such investments are included in cash equivalents due to their short-term, liquid nature, with the corresponding liability included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Net Income/(Loss) Available to Common Stockholders Per Share

Net income/(loss) per share-basic is calculated as net income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income/(loss) per share-diluted is calculated as net income/(loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including the dilutive effect of nonvested restricted stock. The dilutive effect of nonvested restricted stock is calculated using the treasury stock method to determine the number of additional common shares that would become outstanding if the remaining unvested restricted stock awards vested. Further, Piedmont has elected to use the "end of the reporting period" convention when using the treasury stock method to calculate the dilutive effect of any shares issued pursuant to forward equity sale agreements in connection with Piedmont's ATM Program described above. Under this methodology, the assumed sale proceeds are calculated using the closing price of Piedmont's stock as of the end of the respective reporting period.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements. These operations resulted in approximately $(379,000), $4,000, and $160,000 in income tax expense/(recoveries) for the years ended December 31, 2021, 2020, and 2019, respectively, as a component of other income/(expense) in the accompanying consolidated statements of operations. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in property operating costs in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts presented in the accompanying consolidated balance sheets related to the 225 and 235 Presidential Way buildings, which were classified as held for sale as of June 30, 2021 and sold in January 2022 (see Note 13) have been reclassified as of December 31, 2020 to conform to the current period financial statement presentation.

3.    Acquisitions

During the year ended December 31, 2021, Piedmont acquired the 999 Peachtree Street building, using cash on hand and available funds from the $500 Million Unsecured 2018 Line of Credit. Details are as follows:

Property	Metropolitan Statistical Area	Date of Acquisition	Ownership Percentage Acquired	Rentable Square Feet	Percentage Leased as of Acquisition	Purchase Price (in millions)
999 Peachtree Street	Atlanta, Georgia	October 22, 2021	100%	621,946	77%	$223.9

Further, Piedmont purchased the remaining undeveloped land parcels and common areas within the Galleria Atlanta development in November 2021 for approximately $4.0 million, giving Piedmont total control of all aspects of the office park.

4.    Debt

During the year ended December 31, 2021, Piedmont issued, through Piedmont OP, $300 million in aggregate principal amount of 2.75% Senior Notes due 2032 (the “$300 Million Unsecured Senior Notes due 2032”), which mature on April 1, 2032. Upon issuance of the $300 Million Unsecured Senior Notes due 2032, Piedmont OP received proceeds of approximately $298.5 million, reflecting a discount of approximately $1.5 million which is amortized as interest expense using the effective interest method over the 10-year and 6-month term of the $300 Million Unsecured Senior Notes due 2032. In addition, in conjunction with the issuance, Piedmont settled one forward starting interest rate swap, consisting of a notional amount of $50 million. The settlement of the swap resulted in a gain of approximately $0.6 million that was recorded as accumulated other comprehensive income and will be amortized as a decrease in interest expense over 10 years (see Note 5 for further detail). The proceeds from the $300 Million Unsecured Senior Notes due 2032 were used to fully repay, without penalty, the Amended and Restated $300 Million Unsecured 2011 Term Loan.

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

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2021 and 2020, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2021	(1)	2020
Secured (Fixed)
$35 Million Fixed-Rate Loan	5.55%	—%		9/1/2021	(3)	$—		$27,610
Net premium and unamortized debt issuance costs						—		326
Subtotal						—		27,936
Unsecured (Variable and Fixed)
Amended and Restated $300 Million Unsecured 2011 Term Loan	LIBOR + 1.00%	—%		11/30/2021	(4)	—		300,000
$500 Million Unsecured 2018 Line of Credit (5)	LIBOR + 0.90%	1.01%		9/30/2022	(6)	290,000		5,000
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		350,000		350,000
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000		400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.05%	(7)	3/31/2025		250,000		250,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000		300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%	(8)	4/1/2032		300,000		—
Discounts and unamortized debt issuance costs						(12,210)		(10,932)
Subtotal/Weighted Average (9)	2.93%					1,877,790		1,594,068
Total						$1,877,790		$1,622,004

(1)All of Piedmont’s outstanding debt as of December 31, 2021 is interest-only until maturity.
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
(6)Piedmont may extend the term for up to one additional year (through two available six months extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.
(7)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of December 31, 2021 (see Note 5 for more detail).
(8)The $300 Million Unsecured Senior Notes due 2032 have a fixed coupon rate of 2.75%, however, as a result of the issuance of the notes at a discount and after consideration of the impact of a settled interest rate swap agreement, the effective interest rate on this debt is 2.78%.
(9)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of December 31, 2021.

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2021, is provided below (in thousands):

2022	$290,000	(1)
2023	350,000
2024	400,000
2025	250,000
2026	—
Thereafter	600,000
Total	$1,890,000

(1)Includes the balance outstanding as of December 31, 2021 on the $500 million Unsecured 2018 Line of Credit of $290 million. However, Piedmont may extend the term for up to one additional year (through two available six months extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.

Piedmont’s weighted-average interest rate as of December 31, 2021 and 2020, for the aforementioned borrowings was approximately 2.93% and 3.03%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $49.4 million, $50.7 million, and $64.0 million during the years ended December 31, 2021, 2020, and 2019, respectively. Also, Piedmont capitalized interest of approximately $3.7 million, $1.0 million, and $2.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of December 31, 2021.

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

During the year ended December 31, 2021, Piedmont entered into, and subsequently settled, one forward starting interest rate swap agreement with a notional value of $50 million to hedge the risk of changes in the interest-related cash flows associated with the issuance of the $300 Million Unsecured Senior Notes due 2032 (see Note 4). The settlement resulted in a gain of approximately $0.6 million, which was recorded as accumulated OCI and is being amortized as an offset to interest expense over the following ten years.

During the year ended December 31, 2020, Piedmont entered into and subsequently settled four forward starting interest rate swap agreements with a total notional value of $200 million to hedge the risk of changes in the interest-related cash flows associated with the issuance of the $300 Million Unsecured Senior Notes due 2030. The settlement resulted in a loss of approximately $19.9 million, which was recorded as accumulated OCI and is being amortized as additional interest expense over the ten-year term of the $300 Million Unsecured Senior Notes due 2030.

Finally, as of December 31, 2021, Piedmont was party to two other interest rate swap agreements, which are designated as effective cash flow hedges and hedge the variable cash flows covering $100 million of the $250 Million Unsecured 2018 Term Loan. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows related to these interest rate swap agreements is 39 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2021 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2021 and 2020, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(4,924)	(9,834)
Net derivative liability	$(4,924)	$(9,834)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward starting interest rate swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the years ended December 31, 2021, 2020, and 2019, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2021	2020	2019
Amount of gain/(loss) recognized in OCI	$2,994	$(26,794)	$(5,659)
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(2,952)	$(1,727)	$1,836

Total amount of Interest Expense presented in the consolidated statements of operations	$(51,292)	$(54,990)	$(61,594)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of operations	$—	$(9,336)	$—

Piedmont estimates that approximately $2.5 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2021.

See Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $5.0 million as of December 31, 2021. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021			December 31, 2020
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$7,419	$7,419	Level 1	$7,331	$7,331	Level 1
Tenant receivables, net (1)	$2,995	$2,995	Level 1	$8,448	$8,448	Level 1
Notes receivable	$118,500	$120,075	Level 2	$118,500	$118,500	Level 2
Restricted cash and escrows (1)	$1,441	$1,441	Level 1	$1,883	$1,883	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$45,065	$45,065	Level 1	$45,345	$45,345	Level 1
Interest rate swaps	$4,924	$4,924	Level 2	$9,834	$9,834	Level 2
Debt, net	$1,877,790	$1,938,563	Level 2	$1,622,004	$1,690,377	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's notes receivable and debt were carried at book value as of December 31, 2021 and 2020; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above. Piedmont issued notes receivable in conjunction with the sale of properties to an unrelated third-party buyer in October 2020. As the facts and circumstances as of December 31, 2020 were substantially unchanged since the issuance of the notes receivable in October 2020, Piedmont determined that the book value of the notes approximated their estimated fair value as of December 31, 2020. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes receivable as of December 31, 2021 and debt as of both December 31, 2020 and December 31, 2021 are considered to be based on significant other observable inputs (Level 2).

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2021 and 2020. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2021 and 2020, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 measurements. Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable, debt, or interest rate swap agreements.

7.    Impairment Loss on Real Estate Assets

Piedmont recorded the following impairment losses on real estate assets for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Two Pierce Place(1)	$41,000	$—	$—
The Dupree(2)	—	—	1,953
600 Corporate Drive(3)	—	—	7,000
Total impairment loss on real estate assets	$41,000	$—	$8,953

(1)Management shortened the intended hold period for the property during the quarter ended December 31, 2021, and in doing so determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment calculated as the difference between the carrying value of the asset and the estimated fair value less costs to sell. The estimated fair value was determined based on the net contract price subsequently entered into with an unrelated, third-party purchaser. The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers.
(2)The impairment loss recognized was the result of reducing the asset's carrying value to reflect its fair value, estimated based on the net contract price negotiated with a unrelated, third-party purchaser.
(3)Management shortened the intended hold period for the property, and in doing so determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment calculated as the difference between the carrying value of the asset and the estimated fair value less costs to sell. The estimated fair value was determined using widely available market quotations for similar properties, as well as discounted cash flow analysis. Key assumptions used in the analysis were a capitalization and discount rate of 14% and estimated selling costs of 0.75%.

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2021, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $18.4 million for the approximately 20-year, approximately 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the year ended December 31, 2021 or 2020. However, Piedmont recorded net recoveries of previously recognized reductions in rental and reimbursement revenues of $0.6 million related to tenant audits/disputes during the year ended December 31, 2019.

Contingencies Related to the COVID-19 Pandemic

The long-term impacts of the COVID-19 pandemic on our tenants and the global economy remain unclear and any adverse effect on certain of Piedmont's tenant's operating results or future leasing decisions could, in turn, adversely impact Piedmont's business, financial condition and results of operations.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

9.    Related-Party Transactions

During the year ended December 31, 2019, Piedmont entered into employment or retirement agreements with certain of its current and former executive officers as more fully described in its Definitive Proxy Statement and Current Report on Form 8-K filed on March 19, 2019. Further, during the years ended December 31, 2021, 2020, and 2019, Piedmont recognized approximately $0.0 million, $0.1 million, and $0.2 million, respectively, of expense related to a consulting agreement with its former Chief Investment Officer. There were no other related-party transactions during the three years ended December 31, 2021.

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

Certain management employees' long-term equity incentive program is split equally between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these certain employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, advised by an outside compensation consultant. None of the shares potentially earned are awarded until the end of the multi-year performance period and vest upon award. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2020	1,009,530	$24.37
Deferred Stock Awards Granted	331,354	$17.24
Increase in Estimated Potential Share Awards based on relative TSR Performance for the performance period to date	272,297	$24.47
Performance Stock Awards Vested	(200,674)	$23.52
Deferred Stock Awards Vested	(279,136)	$18.78
Deferred Stock Awards Forfeited	(34,190)	$19.56
Unvested and Potential Stock Awards as of December 31, 2021	1,099,181	$23.97

The following table provides additional information regarding stock award activity during the years ended 2021, 2020, and 2019 (in thousands except for per share amounts):

	2021	2020	2019
Weighted-Average Grant Date Fair Value of Deferred Stock Granted During the Period	$17.24	$22.39	$21.02
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$5,242	$4,826	$8,658
Share-based Liability Awards Paid During the Period (1)	$3,610	$4,116	$6,683

(1)Amounts reflect the issuance of performance share awards related to the 2018-20, 2017-19, and 2016-18 Performance Share Plans during the years ended December 31, 2021, 2020, and 2019, respectively, as well as performance share award liabilities settled in cash in July 2019 for retirement and separation associated with the senior management transition on June 30, 2019.

A detail of Piedmont’s outstanding employee restricted stock awards and programs as of December 31, 2021 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2021
May 3, 2019	Deferred Stock Award	250,643	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	72,071
May 3, 2019	Fiscal Year 2019-2021 Performance Share Program	—	$29.43	Shares awarded, if any, will vest immediately upon determination of award in 2022.	267,744	(2)
February 19, 2020	Deferred Stock Award	158,960	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	86,294
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	249,518	(2)
February 17, 2021	Deferred Stock Award	266,172	$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	200,611
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—	$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	187,866	(2)
May 11, 2021	Deferred Stock Award-Board of Directors	35,077	$17.96	Of the shares granted, 100% will vest by May 11, 2022.	35,077
Total					1,099,181

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2021.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2021. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the years ended December 31, 2021, 2020, and 2019, Piedmont recognized approximately $11.0 million, $9.7 million and $15.1 million of compensation expense related to stock awards, of which approximately $9.7 million, $8.5 million and $13.6 million related to the amortization of unvested shares and potential stock awards and the fair value adjustment for liability awards, respectively. During the year ended December 31, 2021, a total of 297,403 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of December 31, 2021, approximately $6.8 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately one year.

11.    Earnings Per Share

There are no adjustments to “Net income/(loss) applicable to Piedmont” for the diluted earnings per share computations.

Net income/(loss) per share-basic is calculated as net income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income/(loss) per share-diluted is calculated as net income/(loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For each of the years ended December 31, 2021, 2020, and 2019, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 1,114,025, 289,681, and 156,317, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands):

	2021	2020	2019
Weighted-average common shares—basic	123,978	125,730	125,709
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	—	374	473
Weighted-average common shares—diluted	123,978	126,104	126,182

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

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2021 is presented below (in thousands):

Years ending December 31:
2022	$410,387
2023	390,093
2024	357,834
2025	316,986
2026	270,815
Thereafter	1,152,345
Total	$2,898,460

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively, as follows (in thousands):

	2021	2020	2019
Fixed payments	$427,174	$433,841	$418,245
Variable payments	87,445	86,112	93,660
Total Rental and Tenant Reimbursement Revenue	$514,619	$519,953	$511,905

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right to use asset and corresponding lease liability, using Piedmont's incremental borrowing rate as the lease discount rate, was approximately $0.1 million for the year ended December 31, 2021 and approximately $0.2 million for the year ended December 31, 2020. For both the years ended December 31, 2021 and December 31, 2020, Piedmont recognized approximately

$0.1 million of operating lease costs. As of December 31, 2021, the lease term of Piedmont's right of use asset is less than 1 year, and the discount rate is 1.06%.

13.    Property Dispositions and Assets Held for Sale

Property Dispositions

None of Piedmont's property dispositions during the three years ended December 31, 2021 met the criteria to be reported as discontinued operations. The operational results and gain on sale of real estate assets are presented as continuing operations in the accompanying consolidated statements of operations, unless otherwise indicated below. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Date of Sale	Gain on Sale of Real Estate Assets		Net Sales Proceeds
One Independence Square	Washington, D.C.	February 28, 2019	$33,176		$163,623
The Dupree	Atlanta, Georgia	September 4, 2019	$—	(1)	$12,631
500 West Monroe Street	Chicago, Illinois	October 28, 2019	$157,739		$408,851
1901 Market Street	Philadelphia, Pennsylvania	June 25, 2020	$191,030		$350,805
New Jersey Portfolio	Various(2)	October 28, 2020	$14,636		$9,289	(3)

(1)As discussed in Note 7 above, Piedmont recognized an impairment loss prior to the sale of the property.
(2)The New Jersey Portfolio is comprised of the following three properties: 200 Bridgewater Crossing in Bridgewater, New Jersey; 400 Bridgewater Crossing in Bridgewater, New Jersey; and 600 Corporate Drive in Lebanon, New Jersey.
(3)Piedmont accepted a secured $102.8 million promissory note from the buyer, which matures on October 31, 2023 and bears interest at 6% per annum. The note may be extended for three available one-year periods upon payment of applicable extension fees. Further, Piedmont also accepted a mezzanine note for $15.7 million, bearing interest at 13.55% per annum, which may be repaid any time before the October 31, 2023 maturity without penalty.

Assets Held for Sale

On January 28, 2022, Piedmont sold the 225 and 235 Presidential Way assets in Woburn, Massachusetts for $129.0 million, or $293 per square foot. The assets, which were assigned to the Boston geographic reportable segment, met the criteria for held for sale classification in the accompanying consolidated balance sheets both as of December 31, 2021, as well as December 31, 2020 for comparability.

Details of amounts held for sale as of December 31, 2021 and 2020 are presented below (in thousands):

	December 31, 2021	December 31, 2020
Real estate assets held for sale, net:
Land	$7,750	$7,750
Building and improvements, less accumulated depreciation of $16,699 and $16,021 as of December 31, 2021, and 2020, respectively	55,110	52,704
Construction in progress	1,027	—
Total real estate assets held for sale, net	$63,887	$60,454

Other assets held for sale, net:
Straight-line rent receivables	$2,966	$2,356
Deferred lease costs, less accumulated amortization of $996 and $802 as of December 31, 2021 and 2020, respectively	5,427	1,872
Total other assets held for sale, net	$8,393	$4,228

14.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2021, 2020, and 2019 (in thousands) are outlined below:

	2021	2020	2019
Accrued capital expenditures and deferred lease costs	$24,817	$20,103	$38,366
Change in accrued dividends	$(365)	$(744)	$(545)
Change in accrued share repurchases as part of an announced plan	$(685)	$685	$(4,417)
Notes receivable issued in conjunction with property dispositions	$—	$118,500	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019 to the consolidated balance sheets for the respective period (in thousands):

	2021	2020	2019
Cash and cash equivalents, beginning of period	$7,331	$13,545	$4,571
Restricted cash and escrows, beginning of period	1,883	1,841	1,463
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$9,214	$15,386	$6,034

Cash and cash equivalents, end of period	$7,419	$7,331	$13,545
Restricted cash and escrows, end of period	1,441	1,883	1,841
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$8,860	$9,214	$15,386

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

15.    Income Taxes

Piedmont’s income tax basis net income/(loss) for the years ended December 31, 2021, 2020, and 2019, is calculated as follows (in thousands):

	2021	2020	2019
GAAP basis financial statement net income/(loss)	$(1,153)	$232,688	$229,261
Increase/(decrease) in net income/(loss) resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	75,969	73,784	10,381
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(18,798)	(25,726)	(34,804)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(9,465)	(11,625)	(7,698)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	—	(222,037)	(85,463)
Taxable income or loss of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	3,518	1,345	411
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of amounts for income tax purposes	51,095	10,970	23,127
Taxable income for POH in excess of/(less than) amount for financial reporting purposes	(654)	1,499	175
Income tax basis net income, prior to dividends paid deduction	$100,512	$60,898	$135,390

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2021	2020	2019
Ordinary income	96.34%	91.91%	29.82%
Return of capital	3.66%	8.09%	—%
Capital gains	—%	—%	70.18%
	100%	100%	100%

Piedmont has no uncertain tax positions as of December 31, 2021 and 2020, respectively. Piedmont recognized approximately $0, $1.0 million, $1.4 million of recoveries of previously recorded estimated accrued interest and penalties for the years ended December 31, 2021, 2020 and 2019. The tax years 2018 to 2020 remain open to examination by various federal and state taxing authorities.

16.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. As of December 31, 2021, Piedmont also owned two properties in Houston and one property in Chicago that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Subsequent to December 31, 2021, Piedmont sold the last remaining asset owned in the Chicago office market (see Note 17). Further, Piedmont does not maintain a significant presence or anticipate further investment in these markets. These three properties are included in "Corporate and other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Years Ended December 31,
	2021	2020	2019
Dallas	$110,729	$101,727	$55,346
Atlanta	98,330	95,403	75,699
Washington, D.C.	60,329	59,760	64,481
Minneapolis	61,563	61,465	64,318
Boston	65,445	61,338	64,739
Orlando	54,603	54,886	57,084
New York	52,454	69,827	75,587
Total reportable segments	503,453	504,406	457,254
Corporate and other	25,257	30,618	75,924
Total Revenues	$528,710	$535,024	$533,178

The following table presents NOI by geographic reportable segments (in thousands):

	Years Ended December 31,
	2021	2020	2019
Dallas	$66,155	$59,845	$29,438
Atlanta	62,772	60,276	47,287
Washington, D.C.	36,914	36,696	41,167
Minneapolis	32,538	33,588	35,610
Boston	45,587	41,722	44,016
Orlando	33,449	34,427	35,433
New York	30,049	38,990	44,036
Total reportable segments	307,464	305,544	276,987
Corporate and other	10,163	13,915	43,637
Total NOI	$317,627	$319,459	$320,624

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net income/(loss) applicable to Piedmont	$(1,153)	$232,688	$229,261
Management fee revenue (1)	(1,269)	(1,495)	(2,518)
Depreciation and amortization	206,608	203,869	182,682
Impairment loss on real estate assets	41,000	—	8,953
General and administrative expenses	30,252	27,464	37,895
Interest expense	51,292	54,990	61,594
Other income	(9,089)	(1,724)	(228)
Loss on extinguishment of debt	—	9,336	—
Gain on sale of real estate assets	—	(205,666)	(197,010)
Net loss applicable to noncontrolling interests	(14)	(3)	(5)
NOI	$317,627	$319,459	$320,624

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

17.    Subsequent Events

Declaration of Dividend for the First Quarter 2022

On February 2, 2022, the board of directors declared a dividend for the first quarter 2022 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 25, 2022, payable on March 18, 2022.

Sale of Two Pierce Place

On January 25, 2022, Piedmont sold the Two Pierce Place building in Itasca, Illinois, the last remaining asset owned in the Chicago office market, for a sales price of approximately $24.0 million.

Sale of 225/235 Presidential Way

On January 28, 2022, Piedmont sold the 225 and 235 Presidential Way assets in Woburn, Massachusetts for $129.0 million.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2021
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	7,248	5,506	46,757	52,263	22,978	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	13,398	8,021	58,231	66,252	30,731	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,437	3,642	32,934	36,576	15,631	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	8,461	3,157	52,117	55,274	23,355	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	11,546	3,157	54,208	57,365	27,836	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,524	3,157	47,558	50,715	17,235	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	31,266	11,138	206,895	218,033	98,531	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(7,667)	6,662	61,364	68,026	26,905	2000	8/1/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	7,109	22,146	56,849	78,995	22,783	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	18,285	13,636	89,203	102,839	39,660	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	9,961	21,959	57,563	79,522	28,068	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	12,836	31,985	75,975	107,960	32,023	2001	11/19/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	79,454	60,708	220,254	280,962	69,099	1962	12/31/2003	0	-	40
1414 MASSACHUSETTS AVENUE	Cambridge, MA	100%	None	4,210	35,821	40,031	(5,837)	4,365	29,829	34,194	12,625	1873	1/8/2004	0	-	40
ONE BRATTLE SQUARE	Cambridge, MA	100%	None	6,974	64,940	71,914	(20,120)	7,113	44,681	51,794	20,315	1991	2/26/2004	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	50,889	11,791	120,503	132,294	43,413	1987	12/9/2004	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,183)	2,543	17,016	19,559	7,238	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(1,721)	2,543	30,113	32,656	13,229	1998	8/31/2006	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2021
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
TWO PIERCE PLACE(6)	Itasca, IL	100%	None	4,370	70,632	75,002	(26,780)	8,156	40,066	48,222	28,288	1991	12/7/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	629	2,919	25,027	27,946	7,891	1997	10/1/2010	0	-	40
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	654	2,661	26,396	29,057	8,240	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,830	1,780	17,340	19,120	7,150	2008	6/7/2011	0	-	40
225 PRESIDENTIAL WAY(7)	Boston, MA	100%	None	3,626	36,916	40,542	(3,534)	3,612	33,396	37,008	7,686	2001	9/13/2011	0	-	40
235 PRESIDENTIAL WAY(7)	Boston, MA	100%	None	4,154	44,048	48,202	(4,624)	4,138	39,440	43,578	9,012	2000	9/13/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	5,635	2,570	26,190	28,760	9,198	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	3,443	36,930	132,513	169,443	31,625	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	7,852	7,190	63,297	70,487	18,510	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	1,462	4,820	39,229	44,049	9,633	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	4,075	6,640	48,885	55,525	12,430	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	(714)	2,020	9,966	11,986	2,485	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	None	9,560	50,276	59,836	6,108	9,560	56,384	65,944	10,311	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	15,433	5,870	82,282	88,152	16,320	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	5,123	2,147	27,048	29,195	4,551	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	6,298	4,470	44,346	48,816	9,337	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	3,574	1,980	12,504	14,484	2,762	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,319	1,890	95,413	97,303	14,106	2015	N/A	0	-	40
200 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	11,660	139,015	150,675	27,491	11,660	166,506	178,166	27,673	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	7,698	4,000	81,252	85,252	16,151	1987	11/4/2015	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2021
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	3,835	5,960	53,848	59,808	10,211	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	2,131	6,470	79,989	86,459	14,759	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	494	4,550	56,103	60,653	11,268	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	1,900	6,240	59,024	65,264	8,622	1997 / 2008	8/10/2016	0	-	40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	13,762	6,470	69,587	76,057	10,881	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY	Irving, TX	100%	None	7,860	36,303	44,163	3,766	7,860	40,069	47,929	10,713	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	4,466	4,361	26,785	31,146	4,887	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	—	2,805	28,119	30,924	4,576	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	(553)	3,707	34,789	38,496	6,593	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	7,178	10,230	61,965	72,195	7,859	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	1,430	7,285	73,879	81,164	10,790	1982	5/6/2019	0	-	40
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	1,484	5,687	94,399	100,086	9,742	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	(128)	5,418	80,875	86,293	7,212	2002	8/23/2019	0	-	40
ONE GALLERIA TOWER	Dallas, TX	100%	None	5,286	107,767	113,053	11,321	5,286	119,088	124,374	12,535	1982	2/12/2020	0		40
TWO GALLERIA TOWER	Dallas, TX	100%	None	3,835	109,605	113,440	3,432	3,836	113,036	116,872	10,774	1985	2/12/2020	0		40
THREE GALLERIA TOWER	Dallas, TX	100%	None	6,541	125,490	132,031	1,743	6,541	127,233	133,774	12,352	1991	2/12/2020	0		40
222 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	1,899	18,417	20,316	1,756	1,899	20,173	22,072	15	1959	10/29/2020	0		40
999 PEACHTREE STREET	Atlanta, GA	100%	None	49,067	156,109	205,176	178	49,067	156,287	205,354	2,191	1987	10/22/2021	0		40
UNDEVELOPED LAND PARCELS (6)	Various	100%	None	48,667	—	48,667	1,634	45,777	4,524	50,301	688	N/A	Various			N/A
Total—All Properties				$512,898	$3,299,408	$3,812,306	$394,687	$537,691	$3,669,302	$4,206,993	$961,682

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

(4)The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $3.7 billion.
(5)Piedmont’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.
(6)During the year ended December 31, 2021, Piedmont recognized a $41.0 million impairment charge on the Two Pierce Place asset. See Note 7 for further detail.
(7)As of December 31, 2021, the 225 and 235 Presidential Way assets were under a binding contract to be sold, and were presented as held for sale in the accompanying consolidated balance sheets. See Note 13 for further information. The sale of the assets closed on January 28, 2022.
(8)Undeveloped Land Parcels includes land parcels that Piedmont may develop in the future.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(dollars in thousands)

	2021	2020	2019
Real Estate:
Balance at the beginning of the year	$3,891,426	$3,818,287	$3,924,531
Additions to/improvements of real estate	379,516	493,760	406,832
Assets disposed	—	(393,231)	(452,672)
Assets impaired (1)	(41,000)	—	(8,953)
Write-offs of intangible assets (2)	(13,646)	(15,891)	(36,428)
Write-offs of fully depreciated/amortized assets	(9,303)	(11,499)	(15,023)
Balance at the end of the year	$4,206,993	$3,891,426	$3,818,287
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$835,392	$875,777	$907,937
Depreciation and amortization expense	149,239	142,762	132,600
Assets disposed	—	(155,757)	(113,309)
Write-offs of intangible assets (2)	(13,646)	(15,891)	(36,428)
Write-offs of fully depreciated/amortized assets	(9,303)	(11,499)	(15,023)
Balance at the end of the year	$961,682	$835,392	$875,777

(1)Piedmont recognized an impairment loss on the Two Pierce Place building during the year ended December 31, 2021, as well as the Dupree building and the 600 Corporate Drive building during the year ended December 31, 2019 (see Note 7).
(2)Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.
S-4