Form 10-Q
period 2022-03-31
Piedmont Office Realty Trust, Inc.
filed 2022-04-27
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 26, 2022:
123,330,862 shares

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
•Changes in the economies and other conditions affecting the office sector in general and specifically the markets in which we primarily operate where we have high concentrations of our Annualized Lease Revenue ("ALR") (see definition below);
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
•Development and construction delays, including the potential of supply chain disruptions, and resultant increased costs and risks;
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
•Additional risks and costs associated with inflation and continuing increases in the rate of inflation;
•Uncertainties associated with environmental and other regulatory matters;
•Potential changes in the political environment and reduction in federal and/or state funding of our governmental tenants;
•Changes in the financial condition of our tenants directly or indirectly resulting from geopolitical developments that could negatively affect important supply chains and international trade, the termination or threatened termination of existing international trade agreements, or the implementation of tariffs or retaliatory tariffs on imported or exported goods;
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
•The adequacy of our general reserve related to tenant lease-related assets or the establishment of any other reserve in the future; and
•Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Information Regarding Disclosures Presented

ALR is calculated by multiplying (i) current rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development properties and properties taken out of service for redevelopment, if any.

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

The information presented in the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles ("GAAP").
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2021. Piedmont’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$521,789	$529,941
Buildings and improvements, less accumulated depreciation of $863,306 and $861,206 as of March 31, 2022 and December 31, 2021, respectively	2,488,501	2,513,697
Intangible lease assets, less accumulated amortization of $86,664 and $83,777 as of March 31, 2022 and December 31, 2021, respectively	86,353	94,380
Construction in progress	50,719	43,406
Real estate assets held for sale, net	—	63,887
Total real estate assets	3,147,362	3,245,311
Cash and cash equivalents	7,211	7,419
Tenant receivables, net of allowance for doubtful accounts of $4,000 as of March 31, 2022 and December 31, 2021	3,095	2,995
Straight-line rent receivables	164,776	162,632
Notes receivable	—	118,500
Restricted cash and escrows	1,457	1,441
Prepaid expenses and other assets	21,318	20,485
Goodwill	98,918	98,918
Deferred lease costs, less accumulated amortization of $210,731 and $205,100 as of March 31, 2022 and December 31, 2021, respectively	255,503	264,571
Other assets held for sale, net	—	8,393
Total assets	$3,699,640	$3,930,665
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $11,447 and $12,210 as of March 31, 2022 and December 31, 2021, respectively	$1,669,553	$1,877,790
Accounts payable, accrued expenses and accrued capital expenditures	83,609	114,453
Dividends payable	—	26,048
Deferred income	79,493	80,686
Intangible lease liabilities, less accumulated amortization of $37,349 and $35,880 as of March 31, 2022 and December 31, 2021, respectively	36,077	39,341
Interest rate swaps	434	4,924
Total liabilities	1,869,166	2,143,242
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2022 or December 31, 2021	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2022 or December 31, 2021	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,330,862 and 123,076,695 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,233	1,231
Additional paid-in capital	3,706,207	3,701,798
Cumulative distributions in excess of earnings	(1,865,016)	(1,899,081)
Accumulated other comprehensive loss	(13,573)	(18,154)
Piedmont stockholders’ equity	1,828,851	1,785,794
Noncontrolling interest	1,623	1,629
Total stockholders’ equity	1,830,474	1,787,423
Total liabilities and stockholders’ equity	$3,699,640	$3,930,665
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental and tenant reimbursement revenue	$131,912	$125,912
Property management fee revenue	651	758
Other property related income	3,586	2,587
	136,149	129,257
Expenses:
Property operating costs	53,622	51,424
Depreciation	31,515	28,103
Amortization	22,252	22,912
General and administrative	7,595	7,251
	114,984	109,690
Other income (expense):
Interest expense	(13,898)	(12,580)
Other income	2,024	2,356
Gain on sale of real estate assets	50,673	—
	38,799	(10,224)
Net income	59,964	9,343
Net loss applicable to noncontrolling interest	—	1
Net income applicable to Piedmont	$59,964	$9,344
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.49	$0.08
Weighted-average common shares outstanding – basic	123,225,145	123,945,972
Weighted-average common shares outstanding – diluted	123,509,990	124,449,731
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2022		2021

Net income applicable to Piedmont		$59,964		$9,344
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	3,876		1,561
Plus: Reclassification of net loss included in net income (See Note 4)	705		726
Other comprehensive income		4,581		2,287
Comprehensive income applicable to Piedmont		$64,545		$11,631

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,899)	—	(6)	(25,905)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	254	2	4,409	—	—	—	4,411
Net income applicable to Piedmont	—	—	—	59,964	—	—	59,964
Other comprehensive income	—	—	—	—	4,581	—	4,581
Balance, March 31, 2022	123,331	$1,233	$3,706,207	$(1,865,016)	$(13,573)	$1,623	$1,830,474

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,046)	—	(7)	(26,053)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	190	2	3,805	—	—	—	3,807
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	9,344	—	—	9,344
Other comprehensive income	—	—	—	—	2,287	—	2,287
Balance, March 31, 2021	124,029	$1,240	$3,697,801	$(1,791,558)	$(21,813)	$1,675	$1,887,345

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$59,964	$9,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,515	28,103
Amortization of debt issuance costs inclusive of settled interest rate swaps	869	760
Other amortization	20,111	21,132
General reserve for uncollectible accounts	—	412
Stock compensation expense	2,814	3,275
Gain on sale of real estate assets	(50,673)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(3,712)	(2,561)
(Increase)/decrease in prepaid expenses and other assets	(947)	224
Decrease in accounts payable and accrued expenses	(19,066)	(15,790)
(Decrease)/increase in deferred income	(1,026)	1,922
Net cash provided by operating activities	39,849	46,820
Cash Flows from Investing Activities:
Capitalized expenditures	(32,565)	(25,759)
Net sales proceeds from wholly-owned properties	143,594	—
Proceeds from notes receivable	118,500	—
Deferred lease costs paid	(5,235)	(2,054)
Net cash provided by/(used in) investing activities	224,294	(27,813)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(15)	(21)
Proceeds from debt	87,000	91,000
Repayments of debt	(296,000)	(52,185)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,366)	(2,164)
Repurchases of common stock as part of announced plan	—	(685)
Dividends paid	(51,954)	(51,736)
Net cash used in financing activities	(264,335)	(15,791)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(192)	3,216
Cash, cash equivalents, and restricted cash and escrows, beginning of period	8,860	9,214
Cash, cash equivalents, and restricted cash and escrows, end of period	$8,668	$12,430

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

1.    Organization
Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in the Sunbelt. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of March 31, 2022, Piedmont owned 52 in-service, Class A office properties and one redevelopment asset, primarily located within the Sunbelt. As of March 31, 2022, the in-service portfolio comprised approximately 16.1 million square feet (unaudited) and was 87.0% leased.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Fixed payments	$109,732	$105,170
Variable payments	22,180	20,742
Total Rental and Tenant Reimbursement Revenue	$131,912	$125,912

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $40,000 and $60,000 as of March 31, 2022 and December 31, 2021, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For the three months ended March 31, 2022 and 2021, Piedmont recognized approximately $20,000 of operating lease costs related to these office space leases. As of March 31, 2022, the remaining lease term of Piedmont's right of use asset is approximately six months, and the discount rate is 1.06%.

3.    Debt

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2022 and December 31, 2021 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2022	December 31, 2021
$500 Million Unsecured 2018 Line of Credit (3)	LIBOR + 0.90%	1.36%		9/30/2022	(4)	$81,000	$290,000
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		350,000	350,000
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.26%	(5)	3/31/2025		250,000	250,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(11,447)	(12,210)
Total/Weighted Average (6)	3.22%					$1,669,553	$1,877,790

(1)All of Piedmont’s outstanding debt as of March 31, 2022 is unsecured and interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.

(4)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of September 29, 2023) provided Piedmont is not then in default and upon payment of extension fees.
(5)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of March 31, 2022 (see Note 4 for more detail).
(6)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2022.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $15.8 million and $16.5 million for the three months ended March 31, 2022 and 2021, respectively. Also, Piedmont capitalized interest of approximately $1.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2022.

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

The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 36 months. A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2022 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2022 and December 31, 2021, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2022	December 31, 2021
Gross derivative assets	$—	$—
Gross derivative liabilities	(434)	(4,924)
Net derivative liability	$(434)	$(4,924)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three months ended March 31, 2022 and 2021, respectively, is as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2022	March 31, 2021
Amount of gain recognized in OCI	$3,876	$1,561
Amount of previously recorded loss reclassified from OCI into interest expense	$(705)	$(726)

Total amount of interest expense presented in the consolidated statements of income	$(13,898)	$(12,580)

Piedmont estimates that approximately $1.2 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont recognized no hedge ineffectiveness on its cash flow hedges during the three months ended March 31, 2022 and 2021, respectively.

Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.5 million as of March 31, 2022. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022			December 31, 2021
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$7,211	$7,211	Level 1	$7,419	$7,419	Level 1
Tenant receivables, net (1)	$3,095	$3,095	Level 1	$2,995	$2,995	Level 1
Notes receivable	$—	$—		$118,500	$120,075	Level 2
Restricted cash and escrows (1)	$1,457	$1,457	Level 1	$1,441	$1,441	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$10,977	$10,977	Level 1	$45,065	$45,065	Level 1
Interest rate swaps	$434	$434	Level 2	$4,924	$4,924	Level 2
Debt, net	$1,669,553	$1,645,698	Level 2	$1,877,790	$1,938,563	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt were carried at book value as of March 31, 2022 and December 31, 2021, and its notes receivable was carried at book value as of December 31, 2021; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes receivable and debt as of December 31, 2021 and the estimated fair value of debt as of March 31, 2022 are considered to be based on significant other observable inputs (Level 2). Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable or debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swap” liabilities in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2022 and December 31, 2021. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments that both Piedmont and the counterparties were at risk for as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2022 and December 31, 2021, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivative financial instruments to be Level 3 liabilities.

6.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2022, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $15.1 million for the approximately 20-year, 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2022 or 2021.

7.    Property Dispositions

The following properties were sold during the three months ended March 31, 2022 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
Two Pierce Place	Itasca, Illinois / Other	January 25, 2022	$1,741	$24,271
225 and 235 Presidential Way	Boston, Massachusetts / Boston	January 28, 2022	$48,932	$119,323
Total			$50,673	$143,594

The 225 and 235 Presidential Way assets met the criteria to be presented in the accompanying consolidated balance sheet as held for sale assets as of December 31, 2021. Details of such amounts as of December 31, 2021 are as follows (in thousands):

December 31, 2021
Real estate assets held for sale, net:
Land	$7,750
Building and improvements, less accumulated depreciation of $16,699 as of December 31, 2021	55,110
Construction in progress	1,027
Total real estate assets held for sale, net	$63,887

Other assets held for sale, net:
Straight-line rent receivables	$2,966
Deferred lease costs, less accumulated amortization of $996 as of December 31, 2021	5,427
Total other assets held for sale, net	$8,393

Also during the three months ended March 31, 2022, Piedmont received $118.5 million in proceeds from the payoff of two notes receivable that the Company had received in late 2020 from the buyer of its remaining New Jersey properties. The proceeds were used to pay down the Company’s $500 million line of credit.

8.    Stock Based Compensation
The Compensation Committee of Piedmont's Board of Directors has granted deferred stock award units to eligible employees at its discretion based upon the previous year's financial results measured against various board approved performance metrics. Most employee awards vest ratably over three years. In addition, Piedmont's independent directors receive an annual grant of deferred stock award units for services rendered and such awards vest over a one year service period.

Certain management employees' long-term equity incentive program is split equally between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these certain employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, advised by an outside compensation consultant. None of the shares potentially earned are awarded until the end of the multi-year performance period (or upon termination) and vest upon award and are pro-rated if certain terminations occur before the end of the multi-year period. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2021	1,099,181	$23.97
Deferred Stock Awards Granted	258,288	$16.85
Decrease in Estimated Potential Share Awards based on TSR Performance	(224,220)	$24.59
Performance Stock Awards Vested	(267,744)	$29.43
Deferred Stock Awards Vested	(176,196)	$18.84
Deferred Stock Awards Forfeited	(2,144)	$18.20
Unvested and Potential Stock Awards as of March 31, 2022	687,165	$20.30

The following table provides additional information regarding stock award activity during the three months ended March 31, 2022 and 2021, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$16.85	$17.15
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$3,319	$2,452
Share-based Liability Awards Paid During the Period (1)	$5,481	$3,610

(1)Reflects the value of stock earned pursuant to the 2019-21 and 2018-20 Performance Share Plans during the three months ended March 31, 2022 and 2021, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of March 31, 2022 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	250,556	$21.04	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on May 3, 2020, 2021, and 2022, respectively.	71,693
February 19, 2020	Deferred Stock Award	142,185	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	42,513
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	124,759	(2)
February 17, 2021	Deferred Stock Award	239,795	$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	131,465
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—	$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	88,405	(2)
May 11, 2021	Deferred Stock Award-Board of Directors	35,077	$17.96	Of the shares granted, 100% will vest on May 11, 2022.	35,077
February 10, 2022	Deferred Stock Award	232,407	$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	193,253
February 17, 2022	Fiscal Year 2022-2024 Performance Share Program	—	$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	—	(2)
Total					687,165

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2022.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2022. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended March 31, 2022 and 2021, Piedmont recognized approximately $2.8 million and $3.3 million, respectively, of compensation expense related to stock awards, of which $1.7 million and $2.0 million is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the three months ended March 31, 2022, 254,167 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of March 31, 2022, approximately $11.6 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of income of operations over a weighted-average vesting period of approximately one year.

9.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the three months ended March 31, 2022 and 2021 (in thousands) are outlined below:

	Three Months Ended
	March 31, 2022	March 31, 2021
Accrued capital expenditures and deferred lease costs	$15,557	$19,974
Change in accrued dividends	$(26,048)	$(25,683)
Change in accrued share repurchases as part of an announced plan	$—	$(685)
Accrued deferred financing costs	$—	$5

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, to the consolidated balance sheets for the respective period (in thousands):

	2022	2021
Cash and cash equivalents, beginning of period	$7,419	$7,331
Restricted cash and escrows, beginning of period	1,441	1,883
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$8,860	$9,214

Cash and cash equivalents, end of period	$7,211	$10,689
Restricted cash and escrows, end of period	1,457	1,741
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$8,668	$12,430

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended March 31, 2022 and 2021, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 195,837 and 182,745, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted-average common shares – basic	123,225	123,946
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	285	504
Weighted-average common shares – diluted	123,510	124,450

11.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Boston, Washington, D.C., Minneapolis, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. As of March 31, 2022, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

NOI by geographic segment is the primary performance measure reviewed by Piedmont's CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating costs from lease revenues and other property related income. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. Piedmont's calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Dallas	$27,085	$27,494
Atlanta	29,268	22,705
Boston	15,365	15,509
Washington, D.C.	15,606	14,313
Minneapolis	15,109	15,265
Orlando	13,906	15,477
New York	13,875	13,188
Total reportable segments	130,214	123,951
Other	5,935	5,306
Total Revenues	$136,149	$129,257

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Dallas	$16,099	$16,877
Atlanta	18,555	14,996
Boston	10,473	10,824
Washington, D.C.	10,047	8,573
Minneapolis	7,914	8,155
Orlando	8,499	10,350
New York	7,757	7,296
Total reportable segments	79,344	77,071
Other	3,037	587
Total NOI	$82,381	$77,658

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income applicable to Piedmont	$59,964	$9,344
Management fee revenue (1)	(362)	(390)
Depreciation and amortization	53,767	51,015
General and administrative expenses	7,595	7,251
Interest expense	13,898	12,580
Other income	(1,808)	(2,141)
Gain on sale of real estate assets	(50,673)	—
Net loss applicable to noncontrolling interests	—	(1)
NOI	$82,381	$77,658

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

12.    Subsequent Event

Second Quarter Dividend Declaration

On April 27, 2022, the board of directors of Piedmont declared a dividend for the second quarter of 2022 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 27, 2022. Such dividend will be paid on June 17, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Given our low-leverage operating model of long-term leases targeted toward creditworthy tenants, the ongoing COVID-19 pandemic has not materially impacted our financial condition, overall liquidity position and outlook, or caused material impairments in our portfolio of operating properties; however, the pandemic-related slowdown of leasing activity, particularly leasing of vacant space to new tenants, during 2020 and the first half of 2021 has moderated earnings growth and negatively impacted our occupancy levels and rental rate growth. The pandemic has had an ongoing impact on a few of our small, primarily retail, tenants. The long-term repercussions on our tenant's operations, future leasing decisions, and the global economy remains unclear.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $500 Million Unsecured 2018 Line of Credit as our primary sources of immediate liquidity. We have $416 million of capacity on our $500 million line of credit available as of the date of this filing. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2022 and 2021 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Capital expenditures for redevelopment/renovations	$13,144	$11,765
Other capital expenditures, including building and tenant improvements	19,421	13,994
Total capital expenditures (1)	$32,565	$25,759

(1)Of the total amounts paid, approximately $1.2 million and $1.3 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the three months ended March 31, 2022 and 2021, respectively.

"Capital expenditures for redevelopment/renovations" during both the three months ended March 31, 2022 and 2021 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our 200 South Orange Avenue building in Orlando, Florida; our Galleria buildings in Atlanta, Georgia; as well as our Dallas Galleria Office Towers in Dallas, Texas.

"Other capital expenditures, including building and tenant improvements" includes all other capital expenditures during the period and is typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model sometimes results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays that vary significantly from one reporting period to another depending upon the specific leases executed. For leases executed during the three months ended March 31, 2022, we committed to spend approximately $5.59 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $3.40 (net of expired lease commitments) for the three months ended March 31, 2021. Commitments per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) for the three months ended March 31, 2021 were unusually low as they reflected the 330,000 square foot, five-year extension of the New York City lease at our 1.0 million square foot asset, 60 Broad Street, which did not include a tenant improvement allowance. As of March 31, 2022, we had one individually significant unrecorded tenant allowance commitment outstanding of approximately $15.1 million related to the State of New York's lease, also at our 60 Broad Street building.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value. As of March 31, 2022, we had approximately $150.5 million of remaining capacity under the program which may be used for share repurchases through February 2024. Finally, other than our $500 Million Unsecured 2018 Line of Credit, which has a maturity date of September 2022 but can be extended for up to one additional year, we have no scheduled debt maturities until the second quarter of 2023. We may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended March 31, 2022 was $60.0 million, or $0.49 per diluted share, as compared to $9.3 million, or $0.08 per diluted share, for the three months ended March 31, 2021. The quarter ended March 31, 2022 included a $50.7 million, or $0.41 per diluted share, gain on sale of real estate assets almost entirely associated with the sale of 225/235 Presidential Way (see Note 7 to the accompanying consolidated financial statements).

Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021

The following table sets forth selected data from our consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2022	% of Revenues	March 31, 2021	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$131.9		$125.9		$6.0
Property management fee revenue	0.7		0.8		(0.1)
Other property related income	3.6		2.6		1.0
Total revenues	136.2	100%	129.3	100%	6.9
Expense:
Property operating costs	53.6	39%	51.4	40%	2.2
Depreciation	31.5	23%	28.1	22%	3.4
Amortization	22.3	16%	22.9	17%	(0.6)
General and administrative	7.6	6%	7.3	6%	0.3
	115.0		109.7		5.3
Other income (expense):
Interest expense	(13.9)	10%	(12.6)	10%	(1.3)
Other income	2.0	1%	2.3	2%	(0.3)
Gain on sale of real estate assets	50.7	37%	—	—%	50.7
Net income	$60.0	44%	$9.3	7%	$50.7

Revenue

Rental and tenant reimbursement revenue increased approximately $6.0 million for the three months ended March 31, 2022 as compared to the same period in the prior year. The increase was primarily due to accretive capital recycling activity, rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior period.

Other property related income increased approximately $1.0 million for the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to higher transient parking utilization at our buildings during the current period, as compared to the prior period, which reflects the negative impact of the COVID-19 pandemic on parking revenue during early 2021. Parking revenue associated with the acquisition of the 999 Peachtree Street building in Atlanta, Georgia during the current period also contributed to the increase.

Expense

Property operating costs increased approximately $2.2 million for the three months ended March 31, 2022 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial and utilities resulting from higher tenant utilization during the current period, as compared to the prior period, which reflects the impact of the COVID-19 pandemic during the first quarter of 2021.

Depreciation expense increased approximately $3.4 million for the three months ended March 31, 2022 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2021.

Amortization expense decreased approximately $0.6 million for the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2021, partially offset by additional amortization resulting from the acquisition of the 999 Peachtree Street asset in October 2021.

General and administrative expenses increased approximately $0.3 million for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily reflecting increased accruals for potential performance based compensation.

Other Income (Expense)

Interest expense increased approximately $1.3 million for the three months ended March 31, 2022 as compared to the same period in the prior year primarily due to a higher average balance in the current period on the $500 Million Unsecured 2018 Line of Credit, as well as an increase in interest rates on this floating rate debt.

Gain on sale of real estate assets during the three months ended March 31, 2021 primarily consists of the gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of March 31, 2022	As of December 31, 2021

Due from non-guarantor subsidiary	$900	$900
Total assets	$351,984	$352,788
Total liabilities	$1,702,643	$1,945,846

		For the Three Months Ended March 31, 2022
Total revenues		$12,508
Net loss		$(12,265)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer has been identified as our chief operating decision maker ("CODM"), as defined by GAAP. Our CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also our reportable segments. As of March 31, 2022, we also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, we do not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to NOI included in "Other" below. See Note 11 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Dallas	$16,099	$16,877
Atlanta	18,555	14,996
Boston	10,473	10,824
Washington, D.C.	10,047	8,573
Minneapolis	7,914	8,155
Orlando	8,499	10,350
New York	7,757	7,296
Total reportable segments	79,344	77,071
Other	3,037	587
Total NOI	$82,381	$77,658

Comparison of the Three Months Ended March 31, 2022 Versus the Three Months Ended March 31, 2021

Atlanta

NOI increased primarily due to the acquisition of 999 Peachtree Street in October 2021.

Washington, D.C.

NOI increased due to the commencement of certain leases subsequent to the three months ended March 31, 2021, primarily at 400 Virginia Avenue and 3100 Clarendon Boulevard.

Orlando

NOI decreased primarily due to lease termination income recognized during the three months ended March 31, 2021 at 200 South Orange Avenue that did not recur during the three months ended March 31, 2022.

Other

NOI increased primarily due to the expiration in April 2021 of rental and operating expense abatements associated with the Transocean lease at our Enclave Place building in Houston, Texas.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2022	Per Share(1)	March 31, 2021	Per Share(1)
GAAP net income applicable to common stock	$59,964	$0.49	$9,344	$0.08
Depreciation of real estate assets	31,332	0.25	27,812	0.22
Amortization of lease-related costs	22,240	0.18	22,900	0.18
Gain on sale of real estate assets	(50,673)	(0.41)	—	—
NAREIT Funds From Operations and Core Funds From Operations applicable to common stock	$62,863	$0.51	$60,056	$0.48
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	778		654
Depreciation of non real estate assets	173		282
Straight-line effects of lease revenue	(2,577)		(4,103)
Stock-based compensation adjustments	(552)		1,111
Amortization of lease-related intangibles	(3,162)		(2,792)
Non-incremental capital expenditures (2)	(18,947)		(17,347)
Adjusted Funds From Operations applicable to common stock	$38,576		$37,861
Weighted-average shares outstanding – diluted	123,510		124,450

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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (calculated in accordance with GAAP) before interest, income-related federal, state, and local taxes, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items such as interest income from loan investments or costs from the pursuit of non-consummated transactions. For Property NOI (cash basis), the effects of non-cash general reserve for uncollectible accounts, straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2022 and 2021 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Net income applicable to Piedmont (GAAP)	$59,964	$9,344	$59,964	$9,344

Net loss applicable to noncontrolling interest	—	(1)	—	(1)
Interest expense	13,898	12,580	13,898	12,580
Depreciation	31,505	28,094	31,505	28,094
Amortization	22,240	22,900	22,240	22,900
Depreciation and amortization attributable to noncontrolling interests	22	21	22	21
Gain on sale of real estate assets	(50,673)	—	(50,673)	—

EBITDAre(1) and Core EBITDA(2)	$76,956	$72,938	$76,956	$72,938
General & administrative expenses	7,595	7,251	7,595	7,251
Management fee revenue (3)	(362)	(390)	(362)	(390)
Other income	(1,808)	(2,141)	(1,808)	(2,141)
Non-cash general reserve for uncollectible accounts	—	412
Straight-line effects of lease revenue	(2,577)	(4,103)
Straight line effects of lease revenue attributable to noncontrolling interests	(1)	1
Amortization of lease-related intangibles	(3,162)	(2,792)

Property NOI	$76,641	$71,176	$82,381	$77,658

Net operating (income)/loss from:
Acquisitions (4)	(2,697)	—	(3,837)	—
Dispositions (5)	(475)	(1,220)	(547)	(1,502)
Other investments (6)	189	154	247	211

Same Store NOI	$73,658	$70,110	$78,244	$76,367

Change period over period in Same Store NOI	5.1%	N/A	2.5%	N/A

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
(4)Acquisitions consist of 999 Peachtree Street in Atlanta, Georgia, purchased on October 22, 2021, and additional developable land adjacent to our Atlanta Galleria project on November 19, 2021.
(5)Dispositions consist of Two Pierce Place in Itasca, Illinois, sold on January 25, 2022, and 225 and 235 Presidential Way in Woburn, Massachusetts, sold on January 28, 2022.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

Overview

Our portfolio is a group of properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to large, creditworthy corporate or governmental tenants on a long-term basis. As of March 31, 2022, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 87.0% leased as of March 31, 2022, as compared to 85.5% leased as of December 31, 2021 and scheduled lease expirations for the portfolio as a whole for the remainder of 2022 represent approximately 4.6% of our ALR. As the economy has continued to recover from the impacts of the COVID-19 pandemic, leasing activity across our portfolio has improved. To the extent new leases for currently vacant space outweigh or fall short of scheduled expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2022, we had approximately 1,000,000 square feet of executed leases for vacant space yet to commence or under rental abatement.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended March 31, 2022, we experienced a 12.9% and 4.8% roll up in accrual and cash rents, respectively, on executed leases related to space vacant one year or less.

Same Store NOI increased by 5.1% and 2.5% on a cash and accrual basis, respectively, for the three months ended March 31, 2022. The primary drivers of the increases in both metrics were increased rental rates and the expiration of abatements at certain of our properties. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies. There have been no material changes to these policies during the three months ended March 31, 2022.

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

The estimated fair value of our debt was approximately $1.6 billion and $1.9 billion as of March 31, 2022 and December 31, 2021, respectively. Our interest rate swap agreements in place as of March 31, 2022 and December 31, 2021 carried a notional amount totaling $100 million with a weighted-average fixed interest rate (not including the corporate credit spread) of 2.61%.

As of March 31, 2022, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.5 billion has an average effective interest rate of approximately 3.51% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2022, we had $81 million outstanding on our $500 Million Unsecured 2018 Line of Credit. Our $500 Million Unsecured 2018 Line of Credit currently has a stated rate of LIBOR plus 0.90% per annum (based on our current corporate credit rating), resulting in a total interest rate of 1.36%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of March 31, 2022, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 1.40%. To the extent that we borrow additional funds in the future under the $500 Million Unsecured 2018 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2022 would increase interest expense approximately $2.3 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2022.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the first quarter of 2022. As of March 31, 2022, approximately $150.5 million remains available under our stock repurchase program to make share repurchases through February 2024, at the discretion of management.

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019).

10.1	Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022

10.2	Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022

10.3	Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective February 17, 2022

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 17, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 27, 2022	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)