Form 10-Q
period 2022-06-30
Piedmont Office Realty Trust, Inc.
filed 2022-07-27
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 26, 2022:
123,395,381 shares

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
•Additional risks and costs associated with inflation and continuing increases in the rate of inflation, including the possibility of a recession that could negatively impact our operations and the operations of our tenants and their ability to pay rent;
•Uncertainties associated with environmental and regulatory matters;
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
•Actual or threatened public health epidemics or outbreaks, such as experienced during the COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results;
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2021. Piedmont’s results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$521,789	$529,941
Buildings and improvements, less accumulated depreciation of $892,131 and $861,206 as of June 30, 2022 and December 31, 2021, respectively	2,497,519	2,513,697
Intangible lease assets, less accumulated amortization of $85,459 and $83,777 as of June 30, 2022 and December 31, 2021, respectively	78,735	94,380
Construction in progress	41,544	43,406
Real estate assets held for sale, net	—	63,887
Total real estate assets	3,139,587	3,245,311
Cash and cash equivalents	6,397	7,419
Tenant receivables, net of allowance for doubtful accounts of $3,000 and $4,000 as of June 30, 2022 and December 31, 2021, respectively	5,164	2,995
Straight-line rent receivables	168,797	162,632
Notes receivable	—	118,500
Restricted cash and escrows	1,459	1,441
Prepaid expenses and other assets	26,955	20,485
Goodwill	98,918	98,918
Interest rate swaps	996	—
Deferred lease costs, less accumulated amortization of $211,757 and $205,100 as of June 30, 2022 and December 31, 2021, respectively	247,281	264,571
Other assets held for sale, net	—	8,393
Total assets	$3,695,554	$3,930,665
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $14,222 and $12,210 as of June 30, 2022 and December 31, 2021, respectively	$1,674,778	$1,877,790
Accounts payable, accrued expenses and accrued capital expenditures	99,724	114,453
Dividends payable	—	26,048
Deferred income	72,422	80,686
Intangible lease liabilities, less accumulated amortization of $36,733 and $35,880 as of June 30, 2022 and December 31, 2021, respectively	32,967	39,341
Interest rate swaps	—	4,924
Total liabilities	1,879,891	2,143,242
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2022 or December 31, 2021	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2022 or December 31, 2021	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,390,448 and 123,076,695 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,234	1,231
Additional paid-in capital	3,707,833	3,701,798
Cumulative distributions in excess of earnings	(1,882,962)	(1,899,081)
Accumulated other comprehensive loss	(12,050)	(18,154)
Piedmont stockholders’ equity	1,814,055	1,785,794
Noncontrolling interest	1,608	1,629
Total stockholders’ equity	1,815,663	1,787,423
Total liabilities and stockholders’ equity	$3,695,554	$3,930,665
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental and tenant reimbursement revenue	$132,151	$126,967	$264,063	$252,879
Property management fee revenue	326	536	977	1,294
Other property related income	3,832	2,715	7,418	5,302
	136,309	130,218	272,458	259,475
Expenses:
Property operating costs	53,634	51,658	107,256	103,082
Depreciation	32,372	29,998	63,887	58,101
Amortization	21,480	20,693	43,732	43,605
General and administrative	7,027	8,211	14,622	15,462
	114,513	110,560	229,497	220,250
Other income (expense):
Interest expense	(13,775)	(12,345)	(27,673)	(24,925)
Other income/(expense)	(57)	2,631	1,967	4,987
Gain on sale of real estate assets	1	—	50,674	—
	(13,831)	(9,714)	24,968	(19,938)
Net income	7,965	9,944	67,929	19,287
Net loss applicable to noncontrolling interest	1	3	1	4
Net income applicable to Piedmont	$7,966	$9,947	$67,930	$19,291
Per share information – basic:
Net income applicable to common stockholders	$0.06	$0.08	$0.55	$0.16
Per share information – diluted:
Net income applicable to common stockholders	$0.06	$0.08	$0.55	$0.15
Weighted-average common shares outstanding – basic	123,366,482	124,087,113	123,296,204	124,016,933
Weighted-average common shares outstanding – diluted	123,678,553	124,703,911	123,617,272	124,555,274
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021

Net income applicable to Piedmont		$7,966		$9,947		$67,930		$19,291
Other comprehensive income:
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	969		(295)		4,845		1,266
Plus: Reclassification of net loss included in net income (See Note 4)	554		740		1,259		1,466
Other comprehensive income		1,523		445		6,104		2,732
Comprehensive income applicable to Piedmont		$9,489		$10,392		$74,034		$22,023

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	123,331	$1,233	$3,706,207	$(1,865,016)	$(13,573)	$1,623	$1,830,474
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,912)	—	(14)	(25,926)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	59	1	1,626	—	—	—	1,627
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	7,966	—	—	7,966
Other comprehensive income	—	—	—	—	1,523	—	1,523
Balance, June 30, 2022	123,390	$1,234	$3,707,833	$(1,882,962)	$(12,050)	$1,608	$1,815,663

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	124,029	$1,240	$3,697,801	$(1,791,558)	$(21,813)	$1,675	$1,887,345
Costs of issuance of common stock	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,068)	—	(14)	(26,082)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	103	1	910	—	—	—	911
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	9,947	—	—	9,947
Other comprehensive income	—	—	—	—	445	—	445
Balance, June 30, 2021	124,132	$1,241	$3,698,656	$(1,807,679)	$(21,368)	$1,658	$1,872,508

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Dividends to common stockholders ($0.42 per share) and stockholders of subsidiaries	—	—	—	(51,811)	—	(20)	(51,831)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	313	3	6,035	—	—	—	6,038
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	67,930	—	—	67,930
Other comprehensive income	—	—	—	—	6,104	—	6,104
Balance, June 30, 2022	123,390	$1,234	$3,707,833	$(1,882,962)	$(12,050)	$1,608	$1,815,663

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Costs of issuance of common stock	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.42 per share) and stockholders of subsidiaries	—	—	—	(52,114)	—	(21)	(52,135)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	293	3	4,715	—	—	—	4,718
Net loss applicable to noncontrolling interest	—	—	—	—	—	(4)	(4)
Net income applicable to Piedmont	—	—	—	19,291	—	—	19,291
Other comprehensive income	—	—	—	—	2,732	—	2,732
Balance, June 30, 2021	124,132	$1,241	$3,698,656	$(1,807,679)	$(21,368)	$1,658	$1,872,508

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$67,929	$19,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,887	58,101
Amortization of debt issuance costs inclusive of settled interest rate swaps	1,724	1,441
Other amortization	39,633	40,120
General reserve for uncollectible accounts	(1,000)	412
Stock compensation expense	4,868	6,451
Gain on sale of real estate assets	(50,674)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(8,803)	(6,959)
Increase in prepaid expenses and other assets	(3,939)	(7,122)
Decrease in accounts payable and accrued expenses	(11,184)	(8,821)
Decrease in deferred income	(10,663)	(2,718)
Net cash provided by operating activities	91,778	100,192
Cash Flows from Investing Activities:
Capitalized expenditures	(59,122)	(54,706)
Net sales proceeds from wholly-owned properties	143,596	—
Proceeds from notes receivable	118,500	—
Deferred lease costs paid	(9,679)	(6,871)
Net cash provided by/(used in) investing activities	193,295	(61,577)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(80)	(52)
Proceeds from debt	217,585	169,000
Repayments of debt	(422,000)	(125,610)
Costs of issuance of common stock	—	(29)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,703)	(2,936)
Repurchases of common stock as part of announced plan	—	(685)
Dividends paid	(77,879)	(77,817)
Net cash used in financing activities	(286,077)	(38,129)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(1,004)	486
Cash, cash equivalents, and restricted cash and escrows, beginning of period	8,860	9,214
Cash, cash equivalents, and restricted cash and escrows, end of period	$7,856	$9,700

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, Piedmont owned 52 in-service, Class A office properties and one redevelopment asset, primarily located within the Sunbelt. As of June 30, 2022, the in-service portfolio comprised approximately 16.1 million square feet (unaudited) and was 87.0% leased.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and six months ended June 30, 2022 and 2021, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed payments	$110,244	$105,209	$219,976	$210,379
Variable payments	21,907	21,758	44,087	42,500
Total Rental and Tenant Reimbursement Revenue	$132,151	$126,967	$264,063	$252,879

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $20,000 and $60,000 as of June 30, 2022 and December 31, 2021, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2022 and 2021, Piedmont recognized approximately $20,000 and $40,000, respectively, of operating lease costs related to these office space leases. As of June 30, 2022, the remaining lease term of Piedmont's right of use asset is approximately three months, and the discount rate is 1.06%.

3.    Debt

During the six months ended June 30, 2022, Piedmont amended and restated its $500 Million Unsecured 2018 Line of Credit. The $500 Million Unsecured 2018 Line of Credit had an initial maturity date of September 30, 2022. As amended and restated, the size of the line of credit has been expanded to $600 million (the "$600 Million Unsecured 2022 Line of Credit"). The term of the new $600 Million Unsecured 2022 Line of Credit has been extended to June 30, 2026, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of applicable extension fees. Under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million, to an aggregate size of $1.1 billion, provided that no existing bank has any obligation to participate in such increase. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the new facility.

The $600 Million Unsecured 2022 Line of Credit has the option to bear interest at varying levels (determined with reference to the greater of the credit rating for Piedmont or Piedmont OP) based on the Adjusted Term SOFR Rate, Adjusted Daily Effective SOFR Rate, or the Base Rate, all as defined in the facility agreement. Further, the Base Rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the Adjusted Term SOFR Rate for a one-month period plus 1.0%. The term SOFR loans are available with interest periods selected by Piedmont of one, three, or six months. The stated interest rate spread over Adjusted SOFR can vary from 0.725% to 1.4% based upon the greater of the then current credit rating of Piedmont. As of June 30, 2022, based upon Piedmont’s current BBB (S&P) credit rating, the current stated Adjusted SOFR spread on the loan is 0.85%.

The $600 Million Unsecured 2022 Line of Credit has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2022 and December 31, 2021 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						June 30, 2022	December 31, 2021
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023	(3)	$350,000	$350,000
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	2.98%	(4)	3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit(5)	SOFR + 0.85%	2.45%	(6)	6/30/2026	(7)	89,000	290,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(14,222)	(12,210)
Total/Weighted Average (8)	3.38%					$1,674,778	$1,877,790

(1)All of Piedmont’s outstanding debt as of June 30, 2022 is unsecured and interest-only until maturity.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)Piedmont currently intends to repay the $350 Million Unsecured Senior Notes due 2023 through debt refinancing, cash on hand, cash flow from operations, and/or draws under its existing $600 Million Unsecured 2022 Line of Credit.
(4)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion of the principal. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of June 30, 2022 (see Note 4 for more detail).
(5)As mentioned above, during the three months ended June 30, 2022, Piedmont amended and restated its $500 Million Unsecured 2018 Line of Credit and it is now reflected as the $600 Million Unsecured 2022 Line of Credit. The $500 Million Unsecured 2018 Line of Credit had a stated rate of LIBOR + 0.90% as of December 31, 2021.
(6)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal. All SOFR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.
(7)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not then in default and upon payment of extension fees.
(8)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of June 30, 2022.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $12.8 million and $8.8 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $28.6 million and $25.3 million for the six months ended June 30, 2022 and 2021, respectively. Also, Piedmont capitalized interest of approximately $1.1 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $2.1 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of June 30, 2022.

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

The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 33 months. A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2022 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2022 and December 31, 2021, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2022	December 31, 2021
Gross derivative assets	$996	$—
Gross derivative liabilities	—	(4,924)
Net derivative asset/(liability)	$996	$(4,924)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in other comprehensive income ("OCI") and the accompanying consolidated statements of income as a component of interest expense for the three and six months ended June 30, 2022 and 2021, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amount of gain/(loss) recognized in OCI	$969	$(295)	$4,845	$1,266
Amount of previously recorded loss reclassified from OCI into interest expense	$(554)	$(740)	$(1,259)	$(1,466)

Total amount of interest expense presented in the consolidated statements of income	$(13,775)	$(12,345)	$(27,673)	$(24,925)

Piedmont estimates that approximately $0.1 million will be reclassified from OCI as an decrease in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of June 30, 2022, both of Piedmont's interest rate swap agreements are in an asset position, and as such Piedmont would only owe accrued interest if a breach occurred, or approximately $5,000. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022			December 31, 2021
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$6,397	$6,397	Level 1	$7,419	$7,419	Level 1
Tenant receivables, net (1)	$5,164	$5,164	Level 1	$2,995	$2,995	Level 1
Notes receivable	$—	$—		$118,500	$120,075	Level 2
Restricted cash and escrows (1)	$1,459	$1,459	Level 1	$1,441	$1,441	Level 1
Interest rate swaps	$996	$996	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$14,129	$14,129	Level 1	$45,065	$45,065	Level 1
Interest rate swaps	$—	$—	Level 2	$4,924	$4,924	Level 2
Debt, net	$1,674,778	$1,582,253	Level 2	$1,877,790	$1,938,563	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2022 and December 31, 2021, and its notes receivable were carried at book value as of December 31, 2021; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes receivable and debt as of December 31, 2021 and the estimated fair value of debt as of June 30, 2022 are considered to be based on significant other observable inputs (Level 2). Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable or debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2022 and December 31, 2021. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2022 and December 31, 2021, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2022, Piedmont had one individually significant unrecorded tenant allowance commitment of approximately $13.3 million for the approximately 20-year, 520,000 square foot renewal and expansion on behalf of Piedmont's largest tenant, the State of New York at the 60 Broad Street building in New York City. This commitment will be accrued and capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three or six months ended June 30, 2022 or 2021.

Binding Contract to Purchase 1180 Peachtree Street

During the three months ended June 30, 2022, Piedmont entered into a binding contract to purchase 1180 Peachtree Street, an iconic, 41-story, Class AA, LEED Platinum, trophy office building located at the epicenter of Midtown Atlanta, Georgia, for a net purchase price of $465 million, which includes the assumption of an existing $197 million, 4.1% fixed rate mortgage secured by the property. The transaction is expected to close during the third quarter of 2022.

7.    Property Dispositions

The following properties were sold during six months ended June 30, 2022 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
Two Pierce Place	Itasca, Illinois / Other	January 25, 2022	$1,741	$24,272
225 and 235 Presidential Way	Boston, Massachusetts / Boston	January 28, 2022	$48,933	$119,324
Total			$50,674	$143,596

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

Also during the six months ended June 30, 2022, Piedmont received $118.5 million in proceeds from the payoff of two notes receivable that Piedmont had received in late 2020 from the buyer of its remaining New Jersey properties. The proceeds were used to pay down Piedmont's unsecured line of credit.

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

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2021	1,099,181	$23.97
Deferred Stock Awards Granted	299,322	$16.54
Change in Estimated Potential Share Awards based on TSR Performance	78,003	$20.49
Performance Stock Awards Vested	(267,744)	$29.43
Deferred Stock Awards Vested	(257,169)	$19.08
Deferred Stock Awards Forfeited	(4,953)	$18.08
Unvested and Potential Stock Awards as of June 30, 2022	946,640	$20.03

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$14.62	$17.96	$16.54	$17.24
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$1,587	$2,550	$4,906	$5,002
Share-based Liability Awards Paid During the Period (1)	$—	$—	$5,481	$3,610

(1)Reflects the value of stock earned pursuant to the 2019-21 and 2018-20 Performance Share Plans during the six months ended June 30, 2022 and 2021, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of June 30, 2022 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	35,531	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, and 2022, 2023 and 2024 respectively.	28,517
February 19, 2020	Deferred Stock Award	142,083	$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	41,801
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—	$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	166,345	(2)
February 17, 2021	Deferred Stock Award	239,521	$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	129,527
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—	$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	154,712	(2)
February 10, 2022	Deferred Stock Award	231,933	$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	190,374
February 17, 2022	Fiscal Year 2022-2024 Performance Share Program	—	$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	194,330	(2)
May 11, 2022	Deferred Stock Award-Board of Directors	41,034	$14.62	Of the shares granted, 100% will vest on the earlier of the 2023 Annual Meeting or May 11, 2023.	41,034
Total					946,640

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2022.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2022. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended June 30, 2022 and 2021, Piedmont recognized approximately $2.1 million and $3.2 million, respectively, of compensation expense related to stock awards, all of which related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the six months ended June 30, 2022 and 2021, Piedmont recognized approximately $4.9 million and $6.5 million, respectively, of compensation expense related to stock awards, of which $3.8 million and $5.2 million is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the six months ended June 30, 2022, 313,753 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of June 30, 2022, approximately $10.1 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

9.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands) are outlined below:

	Six Months Ended
	June 30, 2022	June 30, 2021
Accrued capital expenditures and deferred lease costs	$23,809	$33,199
Change in accrued dividends	$(26,048)	$(25,682)
Change in accrued share repurchases as part of an announced plan	$—	$(685)
Accrued deferred financing costs	$59	$—
Accrued stock issuance costs	$—	$26

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, to the consolidated balance sheets for the respective period (in thousands):

	2022	2021
Cash and cash equivalents, beginning of period	$7,419	$7,331
Restricted cash and escrows, beginning of period	1,441	1,883
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$8,860	$9,214

Cash and cash equivalents, end of period	$6,397	$8,122
Restricted cash and escrows, end of period	1,459	1,578
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$7,856	$9,700

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended June 30, 2022 and 2021, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 156,251 and 20,099, respectively, and for the six months ended June 30, 2022 and 2021, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 294,348 and 169,813, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-average common shares – basic	123,366	124,087	123,296	124,017
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	313	617	321	538
Weighted-average common shares – diluted	123,679	124,704	123,617	124,555

11.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Boston, Washington, D.C., Minneapolis, Orlando, and New York. These operating segments are also Piedmont’s reportable segments. As of June 30, 2022, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Atlanta	$29,264	$23,145	$58,532	$45,849
Dallas	26,417	28,931	53,502	56,425
Washington, D.C.	15,766	14,971	31,372	29,284
Boston	14,696	15,725	30,061	31,234
Orlando	14,476	12,903	28,382	28,380
New York	14,061	13,296	27,936	26,484
Minneapolis	15,408	15,089	30,518	30,354
Total reportable segments	130,088	124,060	260,303	248,010
Other	6,221	6,158	12,155	11,465
Total Revenues	$136,309	$130,218	$272,458	$259,475

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Atlanta	$18,172	$14,703	$36,727	$29,598
Dallas	15,764	17,244	31,863	34,020
Washington, D.C.	10,092	9,188	20,139	17,659
Boston	9,803	11,048	20,275	21,771
Orlando	8,842	7,839	17,341	18,088
New York	8,187	7,939	15,943	15,133
Minneapolis	7,964	8,414	15,878	16,467
Total reportable segments	78,824	76,375	158,166	152,736
Other	3,864	2,407	6,902	3,705
Total NOI	$82,688	$78,782	$165,068	$156,441

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income applicable to Piedmont	$7,966	$9,947	$67,930	$19,291
Management fee revenue (1)	(203)	(247)	(565)	(637)
Depreciation and amortization	53,852	50,691	107,619	101,706
General and administrative expenses	7,027	8,211	14,622	15,462
Interest expense	13,775	12,345	27,673	24,925
Other income	273	(2,162)	(1,536)	(4,302)
Gain on sale of real estate assets	(1)	—	(50,674)	—
Net loss applicable to noncontrolling interests	(1)	(3)	(1)	(4)
NOI	$82,688	$78,782	$165,068	$156,441

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

12.    Subsequent Event

Third Quarter Dividend Declaration

On July 27, 2022, the board of directors of Piedmont declared a dividend for the third quarter of 2022 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on August 26, 2022. Such dividend will be paid on September 16, 2022.

Delayed-Draw, Unsecured Term Loan Closing

On July 22, 2022, Piedmont entered into a $200 million delayed-draw, unsecured, floating rate, term loan bearing interest at the Adjusted Term SOFR Rate (as defined in the term loan agreement) + 100 bps. The proceeds will be used to fund, on an interim basis, a majority of the cash portion of the 1180 Peachtree Street acquisition mentioned above (see Note 6).

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our amended and restated $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

We recently contracted to acquire 1180 Peachtree Street, an iconic, 41-story, Class AA, LEED Platinum, trophy office building located at the epicenter of Midtown Atlanta, Georgia, for a net purchase price of $465 million, comprised of approximately $268 million in cash and the assumption of an existing $197 million, 4.1% mortgage secured by the property. The transaction is expected to close during the third quarter of 2022. On an interim basis, the cash portion of the net purchase price will be funded primarily from the proceeds of a new $200 million delayed-draw, unsecured, floating rate, term loan put in place in July 2022 and bearing interest at Adjusted Term SOFR + 100 bps. However, on a longer-term basis, we anticipate using the net sales proceeds from the disposition of non-strategic assets over the next twelve months to ultimately fund the acquisition and maintain an approximately leverage-neutral balance sheet.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2022 and 2021 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Capital expenditures for redevelopment/renovations	$26,541	$24,362
Other capital expenditures, including building and tenant improvements	32,581	30,344
Total capital expenditures (1)	$59,122	$54,706

(1)Of the total amounts paid, approximately $3.4 million and $2.8 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the six months ended June 30, 2022 and 2021, respectively.

"Capital expenditures for redevelopment/renovations" during both the six months ended June 30, 2022 and 2021 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our 200 South Orange Avenue building in Orlando, Florida; our Galleria buildings in Atlanta, Georgia; as well as our Dallas Galleria Office Towers in Dallas, Texas.

"Other capital expenditures, including building and tenant improvements" includes all other capital expenditures during the period and is typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model sometimes results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays that vary significantly from one reporting period to another depending upon the specific leases executed. For leases executed during the six months ended June 30, 2022, we committed to spend approximately $4.69 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $3.57 (net of expired lease commitments) for the six months ended June 30, 2021. Commitments per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) for the six months ended June 30, 2021 were unusually low as they reflected the 330,000 square foot, five-year extension of the New York City lease at our 60 Broad Street asset, which did not include a tenant improvement allowance.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy, such as our pending acquisition of 1180 Peachtree Street described above, could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value or when we otherwise believe such stock repurchases are prudent. As of June 30, 2022, we had approximately $150.5 million of remaining capacity under the program which may be used for share repurchases through February 2024. Finally, we have one scheduled debt maturity, the $350 Million Unsecured Senior Notes, within the next twelve months, which we intend to repay through debt refinancing, cash on hand, cash flow from operations, and/or draws under our existing $600 Million Unsecured 2022 Line of Credit.

We may also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements.

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended June 30, 2022 was approximately $8.0 million, or $0.06 per diluted share, as compared with net income applicable to common stockholders of $9.9 million, or $0.08 per diluted share, for the three months ended June 30, 2021. The decrease is mainly attributable to interest income earned during the six months ended June 30, 2021 on notes receivable due from the purchaser of our New Jersey Portfolio. The notes receivable were repaid in full in March 2022.

Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended June 30, 2022 and 2021, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2022	% of Revenues	June 30, 2021	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$132.2		$127.0		$5.2
Property management fee revenue	0.3		0.5		(0.2)
Other property related income	3.8		2.7		1.1
Total revenues	136.3	100%	130.2	100%	6.1
Expense:
Property operating costs	53.6	39%	51.7	40%	1.9
Depreciation	32.4	24%	30.0	23%	2.4
Amortization	21.5	16%	20.7	16%	0.8
General and administrative	7.0	5%	8.2	6%	(1.2)
	114.5		110.6		3.9
Other income (expense):
Interest expense	(13.7)	10%	(12.3)	9%	(1.4)
Other income/(expense)	(0.1)	—%	2.6	2%	(2.7)
Net income	$8.0	6%	$9.9	8%	$(1.9)

Revenue

Rental and tenant reimbursement revenue increased approximately $5.2 million for the three months ended June 30, 2022, as compared to the same period in the prior year. The increase was primarily due to accretive capital recycling activity, rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior period.

Other property related income increased approximately $1.1 million for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to higher transient parking utilization at our buildings during the current period, as compared to the prior period, which reflected decreased utilization as a result of the COVID-19 pandemic. Parking revenue associated with the 999 Peachtree Street building in Atlanta, Georgia (acquired in October 2021) also contributed to the increase during the current period.

Expense

Property operating costs increased approximately $1.9 million for the three months ended June 30, 2022, as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial and utilities resulting from higher tenant utilization during the current period, as compared to the prior period, which reflected the impact of the COVID-19 pandemic on building utilization. These increases were partially offset by lower real estate taxes in certain jurisdictions.
Depreciation expense increased approximately $2.4 million for the three months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to April 1, 2021.

Amortization expense increased approximately $0.8 million for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to additional amortization resulting from the acquisition of the 999 Peachtree Street asset in October 2021, partially offset by certain lease intangible assets at our existing properties becoming fully amortized subsequent to April 1, 2021.

General and administrative expense decreased approximately $1.2 million for the three months ended June 30, 2022 as compared to the same period in the prior year, primarily reflecting decreased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense increased approximately $1.4 million for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to a higher average balance in the current period on our unsecured line of credit, as well as an increase in interest rates on this variable rate debt.

Other income/(expense) decreased approximately $2.7 million for the three months ended June 30, 2022 as compared to the same period in the prior year. The decrease is attributable to interest income earned in the prior period on notes receivable due from the purchaser of our New Jersey Portfolio. The notes receivable were repaid in full in March 2022.

Results of Operations

Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021

The following table sets forth selected data from our consolidated statements of income for the six months ended June 30, 2022 and 2021, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2022	% of Revenues	June 30, 2021	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$264.1		$252.9		$11.2
Property management fee revenue	1.0		1.3		(0.3)
Other property related income	7.4		5.3		2.1
Total revenues	272.5	100%	259.5	100%	13.0
Expense:
Property operating costs	107.3	39%	103.1	40%	4.2
Depreciation	63.9	23%	58.1	22%	5.8
Amortization	43.7	16%	43.6	17%	0.1
General and administrative	14.6	6%	15.4	6%	(0.8)
	229.5		220.2		9.3
Other income (expense):
Interest expense	(27.7)	10%	(24.9)	10%	(2.8)
Other income	1.9	—%	4.9	2%	(3.0)
Gain on sale of real estate assets	50.7	19%	—	—%	50.7
Net income	$67.9	25%	$19.3	7%	$48.6

Revenue

Rental and tenant reimbursement revenue increased approximately $11.2 million for the six months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily due to accretive capital recycling activity, rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior period.

Other property related income increased approximately $2.1 million for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to higher transient parking utilization at our buildings during the current period, as compared to the prior period, which reflects lower utilization as a result of the COVID-19 pandemic. Parking revenue associated with the 999 Peachtree Street building in Atlanta, Georgia (acquired in October 2021) also contributed to the increase during the current period.

Expense

Property operating costs increased approximately $4.2 million for the six months ended June 30, 2022 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial and utilities resulting from higher tenant utilization during the current period, as compared to the prior period, which reflects the impact of the COVID-19 pandemic on building utilization. Accretive capital recycling activity also contributed to the increase in property operating costs. These increases were partially offset by lower real estate taxes in certain jurisdictions.

Depreciation expense increased approximately $5.8 million for the six months ended June 30, 2022 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2021.

General and administrative expenses decreased approximately $0.8 million for the six months ended June 30, 2022 as compared to the same period in the prior year, primarily reflecting decreased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense increased approximately $2.8 million for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to a higher average balance in the current period on our unsecured line of credit, as well as an increase in interest rates on this variable rate debt. This increase was partially offset by a $0.4 million increase in capitalized interest associated with various redevelopment projects during the six months ended June 30, 2022.

Other income decreased approximately $3.0 million for the six months ended June 30, 2022 as compared to the same period in the prior year. The variance is attributable to interest income earned in the prior period on notes receivable due from the purchaser of our New Jersey Portfolio. The notes receivable were repaid in full in March 2022.

Gain on sale of real estate assets during the six months ended June 30, 2022 primarily consists of the gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), has issued senior unsecured notes payable of $350 million that mature in 2023, $400 million that mature in 2024, and two separate issuances of $300 million each, that mature in 2030 and 2032, respectively, (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2022	As of December 31, 2021

Due from non-guarantor subsidiary	$900	$900
Total assets	$352,896	$352,788
Total liabilities	$1,711,374	$1,945,846

		For the Six Months Ended June 30, 2022
Total revenues		$26,072
Net loss		$(23,914)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer has been identified as our chief operating decision maker ("CODM"), as defined by GAAP. Our CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Dallas, Atlanta, Washington, D.C., Minneapolis, Boston, Orlando, and New York. These operating segments are also our reportable segments. As of June 30, 2022, we also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, we do not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to NOI included in "Other" below. See Note 11 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Atlanta	$18,172	$14,703	$36,727	$29,598
Dallas	15,764	17,244	31,863	34,020
Washington, D.C.	10,092	9,188	20,139	17,659
Boston	9,803	11,048	20,275	21,771
Orlando	8,842	7,839	17,341	18,088
New York	8,187	7,939	15,943	15,133
Minneapolis	7,964	8,414	15,878	16,467
Total reportable segments	78,824	76,375	158,166	152,736
Other	3,864	2,407	6,902	3,705
Total NOI	$82,688	$78,782	$165,068	$156,441

Comparison of the Six Months Ended June 30, 2022 Versus the Six Months Ended June 30, 2021

Atlanta

NOI increased primarily due to the acquisition of 999 Peachtree Street in October 2021.

Dallas

NOI decreased primarily due to a contraction by a tenant at our 750 West John Carpenter Freeway during fourth quarter 2021, as well as a termination by a tenant at our One Galleria Tower property during 2021.

Washington, D.C.

NOI increased due to the commencement of certain leases subsequent to the April 1, 2021, primarily at 400 Virginia Avenue and 3100 Clarendon Boulevard.

Boston

NOI decreased primarily due to the disposition of the 225 and 235 Presidential Way assets in January 2022.

Orlando

NOI decreased primarily due to lease termination income recognized during the six months ended June 30, 2021 at 200 South Orange Avenue that did not recur during the current year.

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

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022	Per Share(1)	June 30, 2021	Per Share(1)	June 30, 2022	Per Share(1)	June 30, 2021	Per Share(1)
GAAP net income applicable to common stock	$7,966	$0.06	$9,947	$0.08	$67,930	$0.55	$19,291	$0.15
Depreciation of real estate assets	32,187	0.26	29,725	0.24	63,519	0.51	57,537	0.47
Amortization of lease-related costs	21,468	0.18	20,681	0.16	43,708	0.36	43,581	0.35
Gain on sale of real estate assets	(1)	—	—	—	(50,674)	(0.41)	—	—
NAREIT Funds From Operations and Core Funds From Operations applicable to common stock	61,620	$0.50	60,353	$0.48	124,483	$1.01	120,409	$0.97
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	763		573		1,541		1,227
Depreciation of non real estate assets	175		264		348		546
Straight-line effects of lease revenue	(3,029)		(2,402)		(5,606)		(6,505)
Stock-based compensation adjustments	1,718		2,404		1,166		3,515
Amortization of lease-related intangibles	(3,009)		(2,669)		(6,171)		(5,461)
Non-incremental capital expenditures (2)	(9,338)		(16,862)		(28,285)		(34,209)
Adjusted Funds From Operations applicable to common stock	$48,900		$41,661		$87,476		$79,522
Weighted-average shares outstanding – diluted	123,679		124,704		123,617		124,555

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2022 and 2021, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income applicable to Piedmont (GAAP basis)	$7,966	$9,947	$7,966	$9,947

Net loss applicable to noncontrolling interest	(1)	(3)	(1)	(3)
Interest expense	13,775	12,345	13,775	12,345
Depreciation	32,362	29,989	32,362	29,989
Amortization	21,468	20,681	21,468	20,681
Depreciation and amortization attributable to noncontrolling interests	22	21	22	21
Loss on sale of real estate assets	(1)	—	(1)	—

EBITDAre(1) and Core EBITDA(2)	75,591	72,980	75,591	72,980
General & administrative expenses	7,027	8,211	7,027	8,211
Management fee revenue (3)	(203)	(247)	(203)	(247)
Other income	273	(2,162)	273	(2,162)
Non-cash general reserve for uncollectible accounts	(1,000)	—
Straight-line rent effects of lease revenue	(3,029)	(2,402)
Straight line effects of lease revenue attributable to noncontrolling interests	(1)	—
Amortization of lease-related intangibles	(3,009)	(2,669)

Property NOI	75,649	73,711	82,688	78,782

Net operating income from:
Acquisitions (4)	(2,673)	—	(3,961)	—
Dispositions (5)	(92)	(2,194)	(92)	(2,387)
Other investments (6)	138	202	130	258

Same Store NOI	$73,022	$71,719	$78,765	$76,653

Change period over period in Same Store NOI	1.8%	N/A	2.8%	N/A

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
(4)Acquisitions consist of 999 Peachtree Street in Atlanta, Georgia, purchased on October 21, 2021.
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

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2022 and 2021 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income applicable to Piedmont (GAAP)	$67,930	$19,291	$67,930	$19,291

Net loss applicable to noncontrolling interest	(1)	(4)	(1)	(4)
Interest expense	27,673	24,925	27,673	24,925
Depreciation	63,867	58,083	63,867	58,083
Amortization	43,708	43,581	43,708	43,581
Depreciation and amortization attributable to noncontrolling interests	44	42	44	42
Gain on sale of real estate assets	(50,674)	—	(50,674)	—

EBITDAre(1) and Core EBITDA(2)	152,547	145,918	152,547	145,918
General & administrative expenses	14,622	15,462	14,622	15,462
Management fee revenue (3)	(565)	(637)	(565)	(637)
Other income	(1,536)	(4,302)	(1,536)	(4,302)
Non-cash general reserve for uncollectible accounts	(1,000)	412
Straight-line effects of lease revenue	(5,606)	(6,505)
Straight line effects of lease revenue attributable to noncontrolling interests	(1)	1
Amortization of lease-related intangibles	(6,171)	(5,461)

Property NOI	152,290	144,888	165,068	156,441

Net operating (income)/loss from:
Acquisitions (4)	(5,370)	—	(7,797)	—
Dispositions (5)	(568)	(3,415)	(639)	(3,889)
Other investments (6)	328	356	377	468

Same Store NOI	$146,680	$141,829	$157,009	$153,020

Change period over period in Same Store NOI	3.4%	N/A	2.6%	N/A

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
(4)Acquisitions consist of 999 Peachtree Street in Atlanta, Georgia, purchased on October 22, 2021.
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

Overview

Our portfolio is a group of properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to large, creditworthy corporate or governmental tenants on a long-term basis. As of June 30, 2022, our average lease was approximately 14,000 square feet with approximately six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 87.0% leased as of June 30, 2022, as compared to 85.5% leased as of December 31, 2021 and scheduled lease expirations for the portfolio as a whole for the remainder of 2022 represent approximately 3.0% of our ALR, some portion of which may renew. As the economy has continued to recover from the impacts of the COVID-19 pandemic, leasing activity across our portfolio has improved. To the extent the square footage from new leases for currently vacant space exceed or fall short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2022, we had approximately 1.2 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $36 million of annual revenue.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our geographically diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended June 30, 2022, we experienced a 12.2% and 2.5% roll up in accrual and cash rents, respectively, on executed leases related to space vacant one year or less. During the six months ended June 30, 2022, we experienced a 12.4% and 3.3% roll up in accrual and cash rents, respectively.

Same Store NOI increased by 1.8% and 2.8% on a cash and accrual basis, respectively, for the three months ended June 30, 2022 as compared to the same period in the prior year. Additionally, Same Store NOI increased 3.4% and 2.6% on an cash and accrual basis, respectively, for the six months ended June 30, 2022 as compared to the same period in the prior year. The primary drivers of the increases in both metrics were increased rental rates and the expiration of abatements at certain of our properties. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the six months ended June 30, 2022.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of June 30, 2022, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit and the $250 Million Unsecured 2018 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which the LIBOR rates are determined. Furthermore, the United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an initial evaluation of its credit agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements. For example during the three months ended June 30, 2022, Piedmont amended and restated its existing $500 Million Unsecured 2018 Line of Credit (as the new $600 Million Unsecured 2022 Line of Credit) using the Adjusted Daily Effective Secured Overnight Financing Rate ("Adjusted SOFR"), as defined in the facility agreement.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $600 Million Unsecured 2022 Line of Credit and $150 million of our $250 Million Unsecured 2018 Term Loan is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

The estimated fair value of our debt was approximately $1.6 billion and $1.9 billion as of June 30, 2022 and December 31, 2021, respectively. Our interest rate swap agreements in place as of June 30, 2022 and December 31, 2021 carried a notional amount totaling $100 million with a weighted-average fixed interest rate of 3.56%.

As of June 30, 2022, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.5 billion has an average effective interest rate of approximately 3.51% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2022, we had $89.0 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 0.85% per annum (based on our current corporate credit rating), resulting in a total interest rate of 2.45%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of June 30, 2022, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 2.60%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2022 would increase interest expense approximately $2.4 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the second quarter of 2022.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the second quarter of 2022. As of June 30, 2022, approximately $150.5 million remains available under our stock repurchase program to make share repurchases through February 2024, at the discretion of management.

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

10.1
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2022, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, PNC Capital Markets LLC and Wells Fargo Securities, LLC., as Joint Lead Arrangers, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, and Wells Fargo Bank, N.A. as Syndication Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 15, 2022).

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 27, 2022	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)