Form 10-Q
period 2022-09-30
Piedmont Office Realty Trust, Inc.
filed 2022-11-02
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of November 1, 2022:
123,395,381 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont," "we," "our," or "us"), or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financings, and operating objectives; discussions regarding future dividends and share repurchases; and discussions regarding the potential impact of economic conditions on our real estate and lease portfolio, among others.

These statements are based on beliefs and assumptions of our management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which we operate, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve certain known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home), technological (e.g. Metaverse, Zoom, etc), and other changes (including accounting standards) that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of Annualized Lease Revenue (“ALR”) (see definition below);
•The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;
•Lease terminations, lease defaults, lease contractions, or changes in the financial condition of our tenants, particularly by one of our large lead tenants;
•Impairment charges on our long-lived assets or goodwill resulting therefrom;
•The success of our real estate strategies and investment objectives, including our ability to implement successful redevelopment and development strategies or identify and consummate suitable acquisitions and divestitures;
•The illiquidity of real estate investments, including economic changes, such as rising interest rates, which could impact the number of buyers/sellers of our target properties, and regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
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
•Costs of complying with governmental laws and regulations, including environmental standards imposed on office building owners;
•Uninsured losses or losses in excess of our insurance coverage, and our inability to obtain adequate insurance coverage at a reasonable cost;
•Additional risks and costs associated with directly managing properties occupied by government tenants, such as potential changes in the political environment, a reduction in federal or state funding of our governmental tenants, or an increased risk of default by government tenants during periods in which state or federal governments are shut down or on furlough;
•Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;
•Changes in the method pursuant to which the London Interbank Offered Rate ("LIBOR") and the Secured Overnight Financing Rate (“SOFR”) rates are determined and the planned phasing out of United States dollar ("USD") LIBOR after June 2023;
•Changing capital reserve requirements on our lenders and rapidly rising interest rates in the public bond markets could impact our ability to finance properties or refinance existing debt or significantly increase operating/financing costs;

•The effect of future offerings of debt or equity securities on the value of our common stock;
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2021. Piedmont’s results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$578,722	$529,941
Buildings and improvements, less accumulated depreciation of $926,357 and $861,206 as of September 30, 2022 and December 31, 2021, respectively	2,825,365	2,513,697
Intangible lease assets, less accumulated amortization of $88,721 and $83,777 as of September 30, 2022 and December 31, 2021, respectively	123,527	94,380
Construction in progress	44,977	43,406
Real estate assets held for sale, net	—	63,887
Total real estate assets	3,572,591	3,245,311
Cash and cash equivalents	10,653	7,419
Tenant receivables, net of allowance for doubtful accounts of $2,000 and $4,000 as of September 30, 2022 and December 31, 2021, respectively	7,796	2,995
Straight-line rent receivables	173,122	162,632
Notes receivable	—	118,500
Restricted cash and escrows	2,191	1,441
Prepaid expenses and other assets	23,925	20,485
Goodwill	98,918	98,918
Interest rate swaps	3,760	—
Deferred lease costs, less accumulated amortization of $218,399 and $205,100 as of September 30, 2022 and December 31, 2021, respectively	292,537	264,571
Other assets held for sale, net	—	8,393
Total assets	$4,185,493	$3,930,665
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $13,592 and $12,210 as of September 30, 2022 and December 31, 2021, respectively	$1,948,408	$1,877,790
Secured debt	197,000	—
Accounts payable, accrued expenses and accrued capital expenditures	111,262	114,453
Dividends payable	—	26,048
Deferred income	70,798	80,686
Intangible lease liabilities, less accumulated amortization of $38,636 and $35,880 as of September 30, 2022 and December 31, 2021, respectively	60,694	39,341
Interest rate swaps	—	4,924
Total liabilities	2,388,162	2,143,242
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2022 or December 31, 2021	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2022 or December 31, 2021	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,395,381 and 123,076,695 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,234	1,231
Additional paid-in capital	3,709,234	3,701,798
Cumulative distributions in excess of earnings	(1,905,544)	(1,899,081)
Accumulated other comprehensive loss	(9,194)	(18,154)
Piedmont stockholders’ equity	1,795,730	1,785,794
Noncontrolling interest	1,601	1,629
Total stockholders’ equity	1,797,331	1,787,423
Total liabilities and stockholders’ equity	$4,185,493	$3,930,665
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental and tenant reimbursement revenue	$139,572	$127,427	$403,635	$380,306
Property management fee revenue	303	626	1,280	1,920
Other property related income	4,225	3,018	11,643	8,320
	144,100	131,071	416,558	390,546
Expenses:
Property operating costs	59,039	51,767	166,295	154,849
Depreciation	34,941	30,562	98,828	88,663
Amortization	23,290	20,373	67,022	63,978
General and administrative	6,590	6,955	21,212	22,417
	123,860	109,657	353,357	329,907
Other income (expense):
Interest expense	(17,244)	(12,450)	(44,917)	(37,375)
Other income	335	2,337	2,302	7,324
Gain on sale of real estate assets	—	—	50,674	—
	(16,909)	(10,113)	8,059	(30,051)
Net income	3,331	11,301	71,260	30,588
Net loss applicable to noncontrolling interest	—	5	1	9
Net income applicable to Piedmont	$3,331	$11,306	$71,261	$30,597
Per share information – basic and diluted:
Net income applicable to common stockholders	$0.03	$0.09	$0.58	$0.25
Weighted-average common shares outstanding – basic	123,395,381	124,135,556	123,329,626	124,056,908
Weighted-average common shares outstanding – diluted	123,697,455	124,627,409	123,630,501	124,471,786
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021

Net income applicable to Piedmont		$3,331		$11,306		$71,261		$30,597
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	2,662		582		7,507		1,848
Plus: Reclassification of net loss included in net income (See Note 5)	194		750		1,453		2,216
Other comprehensive income		2,856		1,332		8,960		4,064
Comprehensive income applicable to Piedmont		$6,187		$12,638		$80,221		$34,661

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2022	123,390	$1,234	$3,707,833	$(1,882,962)	$(12,050)	$1,608	$1,815,663
Costs of issuance of common stock	—	—	(461)	—	—	—	(461)
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,913)	—	(7)	(25,920)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	5	—	1,862	—	—	—	1,862
Net income applicable to Piedmont	—	—	—	3,331	—	—	3,331
Other comprehensive income	—	—	—	—	2,856	—	2,856
Balance, September 30, 2022	123,395	$1,234	$3,709,234	$(1,905,544)	$(9,194)	$1,601	$1,797,331

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021	124,132	$1,241	$3,698,656	$(1,807,679)	$(21,368)	$1,658	$1,872,508
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(26,068)	—	(6)	(26,074)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	4	—	1,552	—	—	—	1,552
Net loss applicable to noncontrolling interest	—	—	—	—	—	(5)	(5)
Net income applicable to Piedmont	—	—	—	11,306	—	—	11,306
Other comprehensive income	—	—	—	—	1,332	—	1,332
Balance, September 30, 2021	124,136	$1,241	$3,700,208	$(1,822,441)	$(20,036)	$1,647	$1,860,619

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Costs of issuance of common stock	—	—	(461)	—	—	—	(461)
Dividends to common stockholders ($0.63 per share) and stockholders of subsidiaries	—	—	—	(77,724)	—	(27)	(77,751)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	318	3	7,897	—	—	—	7,900
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	71,261	—	—	71,261
Other comprehensive income	—	—	—	—	8,960	—	8,960
Balance, September 30, 2022	123,395	$1,234	$3,709,234	$(1,905,544)	$(9,194)	$1,601	$1,797,331

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Costs of issuance of common stock	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.63 per share) and stockholders of subsidiaries	—	—	—	(78,182)	—	(27)	(78,209)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	297	3	6,267	—	—	—	6,270
Net loss applicable to noncontrolling interest	—	—	—	—	—	(9)	(9)
Net income applicable to Piedmont	—	—	—	30,597	—	—	30,597
Other comprehensive income	—	—	—	—	4,064	—	4,064
Balance, September 30, 2021	124,136	$1,241	$3,700,208	$(1,822,441)	$(20,036)	$1,647	$1,860,619

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$71,260	$30,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,828	88,663
Amortization of debt issuance costs inclusive of settled interest rate swaps	2,738	2,396
Other amortization	60,457	58,743
General reserve/ (reversal) for uncollectible accounts	(2,000)	412
Stock compensation expense	6,880	8,201
Gain on sale of real estate assets	(50,674)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(14,760)	(13,448)
Increase in prepaid expenses and other assets	(933)	(2,815)
Cash received upon settlement of interest rate swaps	—	623
Increase in accounts payable and accrued expenses	4,571	342
Decrease in deferred income	(12,383)	(8,671)
Net cash provided by operating activities	163,984	165,034
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	(270,899)	—
Capitalized expenditures	(95,507)	(83,477)
Net sales proceeds from wholly-owned properties	143,596	—
Proceeds from notes receivable	118,500	—
Deferred lease costs paid	(16,042)	(10,324)
Net cash used in investing activities	(120,352)	(93,801)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(194)	(454)
Proceeds from debt	761,420	526,580
Repayments of debt	(693,000)	(484,610)
Costs of issuance of common stock	(311)	(55)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,764)	(3,050)
Repurchases of common stock as part of announced plan	—	(685)
Dividends paid	(103,799)	(103,891)
Net cash used in financing activities	(39,648)	(66,165)
Net increase in cash, cash equivalents, and restricted cash and escrows	3,984	5,068
Cash, cash equivalents, and restricted cash and escrows, beginning of period	8,860	9,214
Cash, cash equivalents, and restricted cash and escrows, end of period	$12,844	$14,282

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, Piedmont owned 53 in-service, Class A office properties and one redevelopment asset, primarily located within the Sunbelt. As of September 30, 2022, the in-service portfolio comprised approximately 16.8 million square feet (unaudited) and was 86.8% leased.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed payments	$114,280	$105,592	$334,256	$315,971
Variable payments	25,292	21,835	69,379	64,335
Total Rental and Tenant Reimbursement Revenue	$139,572	$127,427	$403,635	$380,306

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $0 and $60,000 as of September 30, 2022 and December 31, 2021, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For both the three and nine months ended September 30, 2022 and 2021, Piedmont recognized approximately $20,000 and $60,000, respectively, of operating lease costs related to these office space leases. As of September 30, 2022, the lease term of Piedmont's right of use asset had ended; however, the lease was renewed effective October 1, 2022 for 26 months.

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

Gross intangible lease assets and liabilities arising from in-place leases, inclusive of amounts classified as real estate assets held for sale, recorded at acquisition as of September 30, 2022 and December 31, 2021, respectively, are as follows (in thousands):

	September 30, 2022	December 31, 2021
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$1,967	$1,882
In-Place Lease Valuation	$210,281	$176,275
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$296,672	$266,575
Intangible Lease Liabilities (Below-Market In-Place Leases)	$99,330	$75,221

For the three and nine months ended September 30, 2022 and 2021, respectively, Piedmont recognized amortization of intangible lease costs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in amortization expense	$18,905	$16,580	$54,582	$51,208
Amortization of Above-Market and Below-Market In-Place Lease intangibles as a net increase to rental revenues	$3,542	$2,686	$9,713	$8,082

Net intangible assets and liabilities as of September 30, 2022 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the remainder of 2022	$51	$8,987	$10,502	$3,700
For the years ending December 31:
2023	160	29,545	34,523	12,625
2024	126	22,101	26,919	10,071
2025	48	16,680	21,541	8,441
2026	22	13,146	18,228	6,904
2027	13	10,426	15,010	5,814
Thereafter	30	22,192	33,220	13,139
	$450	$123,077	$159,943	$60,694

Weighted-Average Amortization Period (in years)	4	6	6	6

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

3.    Acquisitions

During the three months ended September 30, 2022, Piedmont acquired 100% of the ownership interest in 1180 Peachtree Street in Midtown Atlanta, Georgia (part of the Atlanta geographic segment), consisting of 691,092 square feet and 95% leased. The net contractual purchase price of $465.7 million included the assumption of an existing $197 million, 4.10% mortgage secured by the property. The remaining cash portion of the purchase price was primarily funded using a new $200 Million Unsecured Term Loan Facility (further described in Note 4 below), as well as cash on hand and our $600 Million Unsecured 2022 Line of Credit.

The purchase price of 1180 Peachtree Street, inclusive of approximately $2.2 million of closing costs, was allocated as follows:

1180 Peachtree Street
Land	$56,932
Building and improvements	336,219
Intangible lease assets (1)	53,426
Lease acquisition costs, net of tenant credits received from seller (1)	(4,071)
Intangible lease origination costs (1)	56,748
Intangible lease liabilities (1)	(31,355)
Total allocated purchase price	$467,899
Assumption of secured mortgage note	(197,000)
Net cash paid upon acquisition	$270,899

(1)Amortization of in-place lease intangibles and lease acquisition costs are recognized using the straight-line method over approximately 7.4 years, the average remaining life of in-place leases.

4.    Debt

As noted above, in conjunction with the acquisition of 1180 Peachtree Street during the three months ended September 30, 2022, Piedmont entered into a Loan Assignment and Assumption Agreement for an existing $197 million fixed rate mortgage secured by the property (the “$197 Million Fixed Rate Mortgage”). The $197 Million Fixed Rate Mortgage has a remaining term of approximately six years and a final maturity date of October 1, 2028. Interest only at a fixed rate of 4.10% per annum is payable until October 1, 2023, at which point the loan becomes amortizing.

Piedmont also entered into a new $200 million, floating-rate, unsecured term loan facility (the “$200 Million Unsecured Term Loan Facility”) during the three months ended September 30, 2022 to fund the majority of the cash portion of the 1180 Peachtree Street purchase price. The term of the $200 Million Unsecured Term Loan Facility is six months, with an option to extend twice for an additional three months for a final maturity date of July 24, 2023. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted Term SOFR can vary from 0.80% to 1.65% based upon the then current credit rating of Piedmont. As of September 30, 2022, the applicable interest rate spread on the loan was 1.00%.

During the nine months ended September 30, 2022, Piedmont amended and restated its $500 Million Unsecured 2018 Line of Credit which had an initial maturity date of September 30, 2022. As amended and restated, the capacity of the line of credit has been expanded to $600 million (the "$600 Million Unsecured 2022 Line of Credit"). The term of the new $600 Million Unsecured 2022 Line of Credit was extended to June 30, 2026, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of applicable extension fees. Under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million, to an aggregate size of $1.1 billion, provided that no existing bank has any obligation to participate in such increase. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the new facility.

The $600 Million Unsecured 2022 Line of Credit has the option to bear interest at varying levels (determined with reference to the greater of the credit rating for Piedmont or Piedmont OP) based on the Adjusted Term SOFR Rate, Adjusted Daily Effective SOFR Rate, or the Base Rate, all as defined in the facility agreement. Further, the Base Rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the Adjusted Term SOFR Rate for a one-month period plus 1.0%. The term SOFR loans are available with interest periods selected by Piedmont of one, three, or six months. The stated interest rate spread over Adjusted SOFR can vary from 0.725% to 1.4% based upon the greater of the then current credit rating of Piedmont or Piedmont OP. As of September 30, 2022, based upon Piedmont’s current BBB credit rating, the current stated Adjusted SOFR spread on the loan is 0.85%.

The $600 Million Unsecured 2022 Line of Credit and the $200 Million Unsecured Term Loan Facility have certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2022 and December 31, 2021 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2022	December 31, 2021
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%			10/1/2028		$197,000	$—
Subtotal						197,000	—
Unsecured (Variable and Fixed)
$200 Million Unsecured Term Loan Facility	SOFR + 1.00%	4.13%	(3)	1/23/2023	(4)	$200,000	$—
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023	(5)	350,000	350,000
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	3.86%	(6)	3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit(7)	SOFR + 0.85%	3.86%	(3)	6/30/2026	(8)	162,000	290,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(13,592)	(12,210)
Subtotal/Weighted Average (9)	3.65%					$1,948,408	$1,877,790
Total/Weighted Average (9)	3.69%					$2,145,408	$1,877,790

(1)All of Piedmont’s outstanding debt as of September 30, 2022 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street, which will begin amortizing principal in October 2023.
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
(4)Piedmont intends to repay the $200 Million Unsecured Term Loan Facility due January 2023 using the net sales proceeds from the future disposition of properties, cash on hand from operations, and/or draws under its existing $600 Million Unsecured 2022 Line of Credit. Additionally, Piedmont may extend the term for up to six additional months (through two available three month extensions to a final extended maturity date of July 24, 2023) provided Piedmont is not then in default and upon payment of extension fees.
(5)Piedmont currently intends to repay the $350 Million Unsecured Senior Notes due 2023 through debt refinancing, cash on hand from operations, and/or draws under its existing $600 million Unsecured 2022 Line of Credit.
(6)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, exclusive of changes to Piedmont's credit rating, $100 million of the principal balance to 3.56% through the maturity date of the loan. For the remaining variable portion of the loan, Piedmont may periodically select from multiple interest rate options, including the prime rate and various-length LIBOR locks on all or a portion there of. All LIBOR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of September 30, 2022 (see Note 5 for more detail).
(7)The $500 Million Unsecured 2018 Line of Credit was amended and restated during the nine months ended September 30, 2022 and is now reflected as the $600 Million Unsecured 2022 Line of Credit. The $500 Million Unsecured 2018 Line of Credit had a stated rate of LIBOR + 0.90% as of December 31, 2021.
(8)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not then in default and upon payment of extension fees.
(9)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of September 30, 2022.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $18.3 million and $16.2 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $46.9 million and $41.5 million for the nine months ended September 30, 2022 and 2021, respectively. Also, Piedmont capitalized interest of approximately $1.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $3.2 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 6 for a description of Piedmont’s estimated fair value of debt as of September 30, 2022.

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

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2021, Piedmont entered into, and subsequently settled, one forward starting interest rate swap agreement with a notional value of $50 million to hedge the risk of changes in the interest-related cash flows associated with the issuance of the $300 Million Unsecured Senior Notes due 2032. The settlement resulted in a gain of approximately $0.6 million, which was recorded as accumulated other comprehensive income ("OCI") and is being amortized as an offset to interest expense over ten years.

The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 30 months. A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2022 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2022 and December 31, 2021, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2022	December 31, 2021
Gross derivative assets	$3,760	$—
Gross derivative liabilities	—	(4,924)
Net derivative asset/(liability)	$3,760	$(4,924)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of income as a component of interest expense for the three and nine months ended September 30, 2022 and 2021, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amount of gain recognized in OCI	$2,662	$582	$7,507	$1,848
Amount of previously recorded loss reclassified from OCI into interest expense	$(194)	$(750)	$(1,453)	$(2,216)

Total amount of interest expense presented in the consolidated statements of income	$(17,244)	$(12,450)	$(44,917)	$(37,375)

Piedmont estimates that approximately $1.3 million will be reclassified from OCI as an decrease in interest expense over the next twelve months. Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of September 30, 2022, both of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022			December 31, 2021
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$10,653	$10,653	Level 1	$7,419	$7,419	Level 1
Tenant receivables, net (1)	$7,796	$7,796	Level 1	$2,995	$2,995	Level 1
Notes receivable	$—	$—	Level 2	$118,500	$120,075	Level 2
Restricted cash and escrows (1)	$2,191	$2,191	Level 1	$1,441	$1,441	Level 1
Interest rate swaps	$3,760	$3,760	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$16,712	$16,712	Level 1	$45,065	$45,065	Level 1
Interest rate swaps	$—	$—	Level 2	$4,924	$4,924	Level 2
Debt, net	$2,145,408	$1,997,395	Level 2	$1,877,790	$1,938,563	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2022 and December 31, 2021, and its notes receivable were carried at book value as of December 31, 2021; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes receivable and debt as of December 31, 2021 and the estimated fair value of debt as of September 30, 2022 are considered to be based on significant other observable inputs (Level 2). Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable or debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2022 and December 31, 2021. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2022 and December 31, 2021, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Such commitments will be accrued and capitalized as the related expenditures are incurred. In addition to the amounts that Piedmont has already committed to as a part of executed leases, Piedmont also anticipates continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for its existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the size of the leased square footage and the competitive market conditions of the particular office market at the time a lease is being negotiated.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three or nine months ended September 30, 2022 or 2021.

8.    Property Dispositions

The following properties were sold during the nine months ended September 30, 2022 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
Two Pierce Place	Itasca, Illinois / Other	January 25, 2022	$1,741	$24,272
225 and 235 Presidential Way	Boston, Massachusetts / Boston	January 28, 2022	48,933	119,324
Total			$50,674	$143,596

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

Also during the nine months ended September 30, 2022, Piedmont received $118.5 million in proceeds from the payoff of two notes receivable that Piedmont had received in late 2020 from the buyer of its remaining New Jersey properties. The proceeds were used to pay down Piedmont's unsecured line of credit.

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

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2021	1,099,181	$23.97
Deferred Stock Awards Granted	299,322	$16.54
Change in Estimated Potential Share Awards based on TSR Performance	119,589	$19.67
Performance Stock Awards Vested	(267,744)	$29.43
Deferred Stock Awards Vested	(266,675)	$19.15
Deferred Stock Awards Forfeited	(4,953)	$18.08
Unvested and Potential Stock Awards as of September 30, 2022	978,720	$20.27

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$16.54	$17.24
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$200	$206	$5,106	$5,208
Share-based Liability Awards Paid During the Period (1)	$—	$—	$5,481	$3,610

(1)Reflects the value of stock earned pursuant to the 2019-21 and 2018-20 Performance Share Plans during the nine months ended September 30, 2022 and 2021, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of September 30, 2022 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	30,958	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024 respectively.	19,011
February 19, 2020	Deferred Stock Award	142,083		$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	41,801
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—		$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	207,931	(3)
February 17, 2021	Deferred Stock Award	239,521		$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	129,527
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—		$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	154,712	(3)
February 10, 2022	Deferred Stock Award	231,933		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	190,374
February 17, 2022	Fiscal Year 2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	194,330	(3)
May 11, 2022	Deferred Stock Award-Board of Directors	41,034		$14.62	Of the shares granted, 100% will vest on the earlier of the 2023 Annual Meeting or May 11, 2023.	41,034
Total						978,720

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2022.
(2)Includes a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective on July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning July 1, 2020.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2022. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended September 30, 2022 and 2021, Piedmont recognized approximately $2.0 million and $1.8 million, respectively, of compensation expense related to stock awards, all of which related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the nine months ended September 30, 2022 and 2021, Piedmont recognized approximately $6.9 million and $8.2 million, respectively, of compensation expense related to stock awards, of which $5.8 million and $6.9 million is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the nine months ended September 30, 2022, 318,686 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of September 30, 2022, approximately $8.0 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of income over a weighted-average vesting period of approximately one year.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Accrued capital expenditures and deferred lease costs	$18,424	$40,697
Change in accrued dividends	$(26,048)	$(25,682)
Change in accrued share repurchases as part of an announced plan	$—	$(685)
Accrued deferred financing costs	$71	$495
Accrued stock issuance costs	$150	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, to the consolidated balance sheets for the respective period (in thousands):

	2022	2021
Cash and cash equivalents, beginning of period	$7,419	$7,331
Restricted cash and escrows, beginning of period	1,441	1,883
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$8,860	$9,214

Cash and cash equivalents, end of period	$10,653	$8,189
Restricted cash and escrows, end of period	2,191	6,093
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$12,844	$14,282

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

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended September 30, 2022 and 2021, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 194,330 and 145,222, respectively, and for the nine months ended September 30, 2022 and 2021, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 346,695 and 313,140, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-average common shares – basic	123,395	124,136	123,330	124,057
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	302	491	301	415
Weighted-average common shares – diluted	123,697	124,627	123,631	124,472

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Washington, D.C., Boston, Orlando, New York, and Minneapolis. These operating segments are also Piedmont’s reportable segments. As of September 30, 2022, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Atlanta	$34,026	$23,795	$92,558	$69,644
Dallas	28,379	26,478	81,881	82,903
Washington, D.C.	15,608	15,654	46,980	44,937
Boston	14,735	16,992	44,797	48,226
Orlando	15,131	13,074	43,513	41,453
New York	14,525	12,845	42,461	39,329
Minneapolis	15,470	15,788	45,987	46,142
Total reportable segments	137,874	124,626	398,177	372,634
Other	6,226	6,445	18,381	17,912
Total Revenues	$144,100	$131,071	$416,558	$390,546

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Atlanta	$21,627	$15,127	$58,354	$44,725
Dallas	15,325	16,246	47,189	50,267
Washington, D.C.	9,712	9,802	29,851	27,460
Boston	9,646	12,058	29,922	33,829
Orlando	8,865	7,656	26,206	25,743
New York	7,959	7,502	23,901	22,636
Minneapolis	8,072	8,089	23,950	24,556
Total reportable segments	81,206	76,480	239,373	229,216
Other	3,893	2,731	10,794	6,436
Total NOI	$85,099	$79,211	$250,167	$235,652

A reconciliation of Net income applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income applicable to Piedmont	$3,331	$11,306	$71,261	$30,597
Management fee revenue (1)	(177)	(309)	(743)	(946)
Depreciation and amortization	58,230	50,935	165,850	152,641
General and administrative expenses	6,590	6,955	21,212	22,417
Interest expense	17,244	12,450	44,917	37,375
Other income	(119)	(2,121)	(1,655)	(6,423)
Gain on sale of real estate assets	—	—	(50,674)	—
Net loss applicable to noncontrolling interests	—	(5)	(1)	(9)
Total NOI	$85,099	$79,211	$250,167	$235,652

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of income.

13.    Subsequent Event

Fourth Quarter Dividend Declaration

On October 25, 2022, the board of directors of Piedmont declared a dividend for the fourth quarter of 2022 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on November 25, 2022. Such dividend will be paid on January 3, 2023.

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

During the quarter ended September 30, 2022, we acquired 1180 Peachtree Street, an iconic, 41-story, Class AA, LEED Platinum, trophy office building located at the epicenter of Midtown Atlanta, Georgia, for a net purchase price of approximately $465 million, comprised of approximately $268 million in cash and the assumption of an existing $197 million, 4.10% mortgage secured by the property. The cash portion of the net purchase price was funded primarily from the proceeds of a $200 million, unsecured, floating rate, term loan put in place during the three months ended September 30, 2022 and bearing interest at Adjusted Term SOFR + 100 bps. On a longer-term basis, we anticipate using the net sales proceeds from the disposition of non-strategic assets over the next several quarters to ultimately fund the acquisition and maintain an approximately leverage-neutral balance sheet.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2022 and 2021 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Capital expenditures for redevelopment/renovations	$49,592	$39,422
Other capital expenditures, including building and tenant improvements	45,915	44,055
Total capital expenditures (1)	$95,507	$83,477

(1)Of the total amounts paid, approximately $5.2 million and $4.5 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the nine months ended September 30, 2022 and 2021, respectively.

"Capital expenditures for redevelopment/renovations" during both the nine months ended September 30, 2022 and 2021 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our 200 South Orange Avenue building in Orlando, Florida; and our Galleria buildings in Atlanta, Georgia, among others.

"Other capital expenditures, including building and tenant improvements" includes all other capital expenditures during the period and is typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements to our existing portfolio of office properties.

Given that our operating model sometimes results in leases for large blocks of space to credit-worthy tenants, our leasing success can result in capital outlays that vary significantly from one reporting period to another depending upon the specific leases executed. For leases executed during the nine months ended September 30, 2022, we committed to spend approximately $4.93 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $3.95 (net of expired lease commitments) for the nine months ended September 30, 2021. Commitments per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) for the nine months ended September 30, 2021 were unusually low as they reflected the 330,000 square foot, five-year extension of the New York City lease at our 60 Broad Street asset, which did not include a tenant improvement allowance.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe the stock is trading disparately from our peers and at a significant discount to net asset value or when we otherwise believe such stock repurchases are prudent. As of September 30, 2022, we had approximately $150.5 million of remaining capacity under the program which may be used for share repurchases through February 2024. Finally, we have two scheduled debt maturities, the $200 Million Unsecured Term Loan Facility and the $350 Million Unsecured Senior Notes, within the next twelve months, which we intend to repay through sales of select properties, debt refinancing, cash on hand, cash flow from operations, and/or draws under our existing $600 Million Unsecured 2022 Line of Credit.

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

Results of Operations

Overview

Net income applicable to common stockholders for the three months ended September 30, 2022 was approximately $3.3 million, or $0.03 per diluted share, as compared with net income applicable to common stockholders of $11.3 million, or $0.09 per diluted share, for the three months ended September 30, 2021. The decrease reflects a $7.3 million increase in depreciation and amortization expense primarily resulting from acquisition activity during the current period, as well as a $4.8 million increase in interest expense. The increase in interest expense was driven by increased interest rates on our variable rate debt, as well as a higher average debt balance outstanding during the quarter. Other income also decreased approximately $2.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to the payoff of notes receivable due from the purchaser of our New Jersey Portfolio in March of 2022.

Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of income for the three months ended September 30, 2022 and 2021, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2022	% of Revenues	September 30, 2021	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$139.5		$127.4		$12.1
Property management fee revenue	0.3		0.6		(0.3)
Other property related income	4.2		3.0		1.2
Total revenues	144.0	100%	131.0	100%	13.0
Expense:
Property operating costs	59.0	41%	51.7	39%	7.3
Depreciation	34.9	24%	30.5	23%	4.4
Amortization	23.3	16%	20.4	16%	2.9
General and administrative	6.6	5%	7.0	5%	(0.4)
	123.8		109.6		14.2
Other income (expense):
Interest expense	(17.2)	12%	(12.4)	10%	(4.8)
Other income/(expense)	0.3	—%	2.3	2%	(2.0)
Net income	$3.3	2%	$11.3	9%	$(8.0)

Revenue

Rental and tenant reimbursement revenue increased approximately $12.1 million for the three months ended September 30, 2022, as compared to the same period in the prior year. The increase was primarily due to capital recycling activity (the 1180 Peachtree Street purchase), rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior period.

Other property related income increased approximately $1.2 million for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased parking revenue associated with properties acquired during the twelve months ended September 30, 2022 and higher transient parking volume at our buildings during the current period.

Expense

Property operating costs increased approximately $7.3 million for the three months ended September 30, 2022, as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial and utilities resulting from higher tenant utilization during the current period as compared to the prior period. Higher real estate taxes in certain jurisdictions associated with increased assessed property values also contributed to the increase, as well as acquisition activity completed during the twelve months ended September 30, 2022.

Depreciation expense increased approximately $4.4 million for the three months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to July 1, 2021 as well as capital recycling activity during the twelve months ended September 30, 2022.

Amortization expense increased approximately $2.9 million for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to additional amortization associated with property acquisitions during the twelve months ended September 30, 2022, partially offset by certain lease intangible assets at our existing properties becoming fully amortized during the twelve months ended September 30, 2022.

General and administrative expense decreased approximately $0.4 million for the three months ended September 30, 2022 as compared to the same period in the prior year, primarily reflecting decreased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense increased approximately $4.8 million for the three months ended September 30, 2022 as compared to the same period in the prior year primarily driven by a higher average debt balance outstanding during the quarter as a result of the purchase of 1180 Peachtree Street, as well as increased interest rates on our variable rate debt.

Other income/(expense) decreased approximately $2.0 million for the three months ended September 30, 2022 as compared to the same period in the prior year due to the payoff of notes receivable due from the purchaser of our New Jersey Portfolio in March of 2022.

Results of Operations

Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021

The following table sets forth selected data from our consolidated statements of income for the nine months ended September 30, 2022 and 2021, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2022	% of Revenues	September 30, 2021	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$403.6		$380.3		$23.3
Property management fee revenue	1.3		1.9		(0.6)
Other property related income	11.6		8.3		3.3
Total revenues	416.5	100%	390.5	100%	26.0
Expense:
Property operating costs	166.3	40%	154.8	40%	11.5
Depreciation	98.8	23%	88.6	23%	10.2
Amortization	67.0	16%	64.0	16%	3.0
General and administrative	21.2	5%	22.4	5%	(1.2)
	353.3		329.8		23.5
Other income (expense):
Interest expense	(44.9)	11%	(37.4)	10%	(7.5)
Other income	2.3	—%	7.3	2%	(5.0)
Gain on sale of real estate assets	50.7	12%	—	—%	50.7
Net income	$71.3	17%	$30.6	8%	$40.7

Revenue

Rental and tenant reimbursement revenue increased approximately $23.3 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily due to capital recycling activity, rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior period.

Other property related income increased approximately $3.3 million for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period, and additional parking revenue associated with properties acquired during the twelve months ended September 30, 2022.

Expense

Property operating costs increased approximately $11.5 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial and utilities resulting from higher tenant utilization during the current period, and capital recycling activity during the twelve months ended September 30, 2022.

Depreciation expense increased approximately $10.2 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service during the twelve months ended September 30, 2022.

Amortization expense increased approximately $3.0 million for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to additional amortization associated with property acquisitions during the twelve months ended September 30, 2022, partially offset by certain lease intangible assets at our existing properties becoming fully amortized during the twelve months ended September 30, 2022.

General and administrative expenses decreased approximately $1.2 million for the nine months ended September 30, 2022 as compared to the same period in the prior year, primarily reflecting decreased accruals for potential performance-based compensation.

Other Income (Expense)

Interest expense increased approximately $7.5 million for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily driven by a higher average debt balance outstanding during the current period as a result of the purchase of 1180 Peachtree Street, as well as increased interest rates on our variable rate debt. This increase was partially offset by a $0.5 million increase in capitalized interest associated with various redevelopment projects in progress during the nine months ended September 30, 2022.

Other income decreased approximately $5.0 million for the nine months ended September 30, 2022 as compared to the same period in the prior year due to the payoff of notes receivable due from the purchaser of our New Jersey Portfolio in March of 2022.

Gain on sale of real estate assets during the nine months ended September 30, 2022 primarily consisted of the gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont Operating Partnership, LP ("Piedmont OP" or the "Issuer"), has issued senior unsecured notes payable of $350 million that mature in 2023, $400 million that mature in 2024, and two separate issuances of $300 million each, that mature in 2030 and 2032, respectively, (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP and rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness and would be effectively subordinated in right of payment to Piedmont OP’s mortgage or any other future secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of September 30, 2022	As of December 31, 2021

Due from non-guarantor subsidiary	$900	$900
Total assets	$358,622	$352,788
Total liabilities	$1,982,165	$1,945,846

		For the Nine Months Ended September 30, 2022
Total revenues		$39,419
Net loss		$(37,769)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer has been identified as our chief operating decision maker ("CODM"), as defined by GAAP. Our CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Washington, D.C., Boston, Orlando, New York, and Minneapolis. These operating segments are also our reportable segments. As of September 30, 2022, we also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, we do not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to NOI included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Atlanta	$21,627	$15,127	$58,354	$44,725
Dallas	15,325	16,246	47,189	50,267
Washington, D.C.	9,712	9,802	29,851	27,460
Boston	9,646	12,058	29,922	33,829
Orlando	8,865	7,656	26,206	25,743
New York	7,959	7,502	23,901	22,636
Minneapolis	8,072	8,089	23,950	24,556
Total reportable segments	81,206	76,480	239,373	229,216
Other	3,893	2,731	10,794	6,436
Total NOI	$85,099	$79,211	$250,167	$235,652

Comparison of the Nine Months Ended September 30, 2022 Versus the Nine Months Ended September 30, 2021

Atlanta

NOI increased primarily due to the acquisition of 999 Peachtree Street during the fourth quarter of 2021 and 1180 Peachtree Street during the third quarter of 2022.

Dallas

NOI decreased primarily due to a contraction by a tenant at our 750 West John Carpenter Freeway during fourth quarter 2021, as well as an expiration of a lease at our One Galleria Tower property during 2021.

Washington, D.C.

NOI increased due to the commencement of certain leases subsequent to July 1, 2021, primarily at 400 Virginia Avenue and 3100 Clarendon Boulevard.

Boston

NOI decreased primarily due to the disposition of the 225 and 235 Presidential Way assets in January 2022.

Other

NOI increased primarily due to the expiration of rental and operating expense abatements associated with the Transocean lease at our Enclave Place building in Houston, Texas during the second quarter of 2021.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as Net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investment in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, along with appropriate adjustments to those reconciling items for joint ventures, if any. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to the computation made by other REITs.

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

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and then adding back non-cash items including: non-real estate depreciation, straight-lined rents and fair value lease adjustments, non-cash components of interest expense and compensation expense, and by making similar adjustments for joint ventures, if any. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to the computation of other REITs.

Reconciliations of net income to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2022	Per Share(1)	September 30, 2021	Per Share(1)	September 30, 2022	Per Share(1)	September 30, 2021	Per Share(1)
GAAP net income applicable to common stock	$3,331	$0.03	$11,306	$0.09	$71,261	$0.58	$30,597	$0.25
Depreciation of real estate assets	34,743	0.28	30,336	0.25	98,262	0.79	87,873	0.71
Amortization of lease-related costs	23,278	0.19	20,362	0.16	66,986	0.54	63,943	0.51
Gain on sale of real estate assets	—	—	—	—	(50,674)	(0.41)	—	—
NAREIT Funds From Operations and Core Funds From Operations applicable to common stock	61,352	$0.50	62,004	$0.50	185,835	$1.50	182,413	$1.47
Adjustments:
Amortization of debt issuance costs, fair market value adjustments on notes payable, and discounts on debt	922		849		2,463		2,076
Depreciation of non real estate assets	189		216		537		762
Straight-line effects of lease revenue	(3,268)		(2,122)		(8,874)		(8,627)
Stock-based compensation adjustments	1,950		1,637		3,116		5,152
Amortization of lease-related intangibles	(3,542)		(2,731)		(9,713)		(8,192)
Non-incremental capital expenditures (2)	(14,121)		(18,640)		(42,406)		(52,849)
Adjusted Funds From Operations applicable to common stock	$43,482		$41,213		$130,958		$120,735
Weighted-average shares outstanding – diluted	123,697		124,627		123,631		124,472

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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income (calculated in accordance with GAAP) before interest, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items, such as interest income from loan investments. For Property NOI (cash basis), the effects of non-cash general reserve for uncollectible accounts, straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2022 and 2021, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income applicable to Piedmont (GAAP basis)	$3,331	$11,306	$3,331	$11,306

Net loss applicable to noncontrolling interest	—	(5)	—	(5)
Interest expense	17,244	12,450	17,244	12,450
Depreciation	34,931	30,552	34,931	30,552
Amortization	23,278	20,362	23,278	20,362
Depreciation and amortization attributable to noncontrolling interests	21	21	21	21

EBITDAre(1) and Core EBITDA(2)	78,805	74,686	78,805	74,686
General & administrative expenses	6,590	6,955	6,590	6,955
Management fee revenue (3)	(177)	(309)	(177)	(309)
Other income	(119)	(2,121)	(119)	(2,121)
Non-cash general reserve/(reversal) for uncollectible accounts	(1,000)	—
Straight-line rent effects of lease revenue	(3,268)	(2,122)
Straight line effects of lease revenue attributable to noncontrolling interests	(4)	1
Amortization of lease-related intangibles	(3,542)	(2,731)

Property NOI	77,285	74,359	85,099	79,211

Net operating income from:
Acquisitions (4)	(5,423)	—	(7,895)	—
Dispositions (5)	1	(2,308)	1	(2,427)
Other investments (6)	211	267	150	324

Same Store NOI	$72,074	$72,318	$77,355	$77,108

Change period over period in Same Store NOI	(0.3)%	N/A	0.3%	N/A

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
(4)Acquisitions include 999 Peachtree Street, purchased during the fourth quarter of 2021, and 1180 Peachtree Street, purchased during the third quarter of 2022, both located in Atlanta, Georgia.
(5)Dispositions include Two Pierce Place in Itasca, Illinois and 225 and 235 Presidential Way in Woburn, Massachusetts, all sold during the first quarter of 2022.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

The following table sets forth a reconciliation of net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2022 and 2021 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income applicable to Piedmont (GAAP)	$71,261	$30,597	$71,261	$30,597

Net loss applicable to noncontrolling interest	(1)	(9)	(1)	(9)
Interest expense	44,917	37,375	44,917	37,375
Depreciation	98,799	88,635	98,799	88,635
Amortization	66,986	63,943	66,986	63,943
Depreciation and amortization attributable to noncontrolling interests	65	63	65	63
Gain on sale of real estate assets	(50,674)	—	(50,674)	—

EBITDAre(1) and Core EBITDA(2)	231,353	220,604	231,353	220,604
General & administrative expenses	21,212	22,417	21,212	22,417
Management fee revenue (3)	(743)	(946)	(743)	(946)
Other income	(1,655)	(6,423)	(1,655)	(6,423)
Non-cash general reserve/(reversal) for uncollectible accounts	(2,000)	412
Straight-line effects of lease revenue	(8,874)	(8,627)
Straight line effects of lease revenue attributable to noncontrolling interests	(6)	2
Amortization of lease-related intangibles	(9,713)	(8,192)

Property NOI	229,574	219,247	250,167	235,652

Net operating (income)/loss from:
Acquisitions (4)	(10,791)	—	(15,692)	—
Dispositions (5)	(567)	(5,724)	(638)	(6,317)
Other investments (6)	539	624	528	793

Same Store NOI	$218,755	$214,147	$234,365	$230,128

Change period over period in Same Store NOI	2.2%	N/A	1.8%	N/A

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
(4)Acquisitions include 999 Peachtree Street, purchased during the fourth quarter of 2021, and 1180 Peachtree Street, purchased during the third quarter of 2022, both located in Atlanta, Georgia.
(5)Dispositions include Two Pierce Place in Itasca, Illinois and 225 and 235 Presidential Way in Woburn, Massachusetts, all sold during the first quarter of 2022.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

Overview

Our portfolio is located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of September 30, 2022, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 86.8% leased as of September 30, 2022, as compared to 85.5% leased as of December 31, 2021 and scheduled lease expirations for the portfolio as a whole for the remainder of 2022 and 2023 represent less than 10% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space exceed or fall short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of new leases typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both new and renewal, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2022, we had approximately 1.2 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $38 million of additional annual cash revenue.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenant's leased space can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended September 30, 2022, we experienced a 33.1% and 37.6% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less. Both increases for the quarter were impacted by a lease renewal and extension executed with a tenant at our Three Galleria Tower building in Dallas, Texas during the three months ended September 30, 2022. If the effects of this lease transaction were to be removed, the percentage change in cash and accrual rents for the three months ended September 30, 2022 would be 9.9% and 12.6%, respectively. During the nine months ended September 30, 2022, we experienced a 10.5% and 18.5% roll up in cash and accrual rents, respectively.

Same Store NOI was effectively flat on a cash and accrual basis, respectively, for the three months ended September 30, 2022 as compared to the same period in the prior year. However, Same Store NOI increased 2.2% and 1.8% on an cash and accrual basis, respectively, for the nine months ended September 30, 2022 as compared to the same period in the prior year. The primary drivers of the increases in both metrics were increased rental rates and the expiration of abatements at certain of our properties. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgement in the application of accounting policies, including making estimates and assumptions. These judgements affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgement or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the nine months ended September 30, 2022.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of September 30, 2022, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit, $150 million of our $250 Million Unsecured 2018 Term Loan, and the $200 Million Unsecured Term Loan Facility. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which LIBOR rates and SOFR rates are determined. Furthermore, the United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an initial evaluation of its credit agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt other than the $600 Million Unsecured 2022 Line of Credit, $150 million of our $250 Million Unsecured 2018 Term Loan and our $200 Million Unsecured Term Loan Facility is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for other than trading purposes.

The estimated fair value of our debt was approximately $2.0 billion and $1.9 billion as of September 30, 2022 and December 31, 2021, respectively. Our interest rate swap agreements in place as of September 30, 2022 and December 31, 2021 carried a notional amount totaling $100 million with a weighted-average fixed interest rate of 3.56%.

As of September 30, 2022, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.6 billion has an average effective interest rate of approximately 3.58% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2022, we had $162.0 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 0.85% per annum (based on our current corporate credit rating), resulting in a total interest rate of 3.86%. The current stated interest rate spread on $150 million of the $250 Million Unsecured 2018 Term Loan that is not effectively fixed through interest rate swaps is LIBOR plus 0.95% (based on our current corporate credit rating), which, as of September 30, 2022, resulted in a total interest rate on $150 million of the $250 Million Unsecured 2018 Term Loan of 4.07%. Our $200 Million Unsecured Term Loan Facility has a stated rate of Adjusted SOFR plus 1.00% per annum (based on our current corporate credit rating), resulting in a total interest rate of 4.13%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2022 would increase interest expense approximately $5.1 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2022.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the third quarter of 2022. As of September 30, 2022, approximately $150.5 million remains available under our stock repurchase program to make share repurchases through February 2024, at the discretion of management.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
On November 1, 2022, Piedmont entered into an employment agreement with its Executive Vice-President and Chief Operating Officer, George M. Wells. The terms of the agreement are substantially the same as the terms of other employment agreements that Piedmont has previously entered into with certain of its executive officers, including: annual renewal unless either party gives 90 day written notice; a claw back provision if Piedmont is required to prepare an accounting restatement due to Piedmont’s material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws; and one-year of severance under certain circumstances in the event that his employment is terminated. For additional information, please refer to the description of Piedmont’s employment agreements with its executive officers included in Piedmont’s 2022 Proxy Statement filed on March 18, 2022 and the text of Mr. Wells’ employment agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

10.1
Term Loan Agreement dated as of July 22, 2022, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 27, 2022)

10.2
Loan Assignment and Assumption Agreement and Omnibus Amendment to Note, Loan Agreement and Other Loan Documents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 16, 2022)

10.3
Loan Agreement dated as of September 10, 2018 by and between 1180 Peachtree Office Investors, LLC, as Borrower, and Metlife Real Estate Lending LLC, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 16, 2022)

10.4	Employment Agreement dated November 1, 2022, by and between the Company and George M. Wells

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 17, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	November 2, 2022	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)