Form 10-K
period 2022-12-31
Piedmont Office Realty Trust, Inc.
filed 2023-02-23
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $1,600,619,445 based on the closing price as reported on the New York Stock Exchange. As of February 22, 2023, 123,642,953 shares of common stock were outstanding.

Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than May 1, 2023.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home), technological (e.g. Metaverse, Zoom, etc), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of Annualized Lease Revenue (“ALR”) (see definition in Item 1. Business of this Annual Report on Form 10-K);
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
•Actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results;
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

Summary of Risk Factors

Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

Risks Related to Our Business and Operations
•economic, regulatory, socio-economic or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, such as work-from-home practices and utilization of open workspaces or “co-working” space;
•competition in the leasing market;
•conditions of the office market in general, and of the specific markets in which we operate;
•lease termination or tenant defaults, particularly by one of our significant lead tenants;
•ability of tenants to exercise early termination rights within leases;
•managing properties occupied by governmental tenants;
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
•effects of climate change and actions taken by the government and corporations to transition to a lower-carbon economy;
•loss of key personnel;
•litigation;
•ineffective disclosure controls or internal controls;

Risks Related to Our Organization and Structure

•provisions of our organizational documents may have an anti-takeover effect and discourage third parties from seeking change of control transactions;
•limitations in our charter on the number of shares a person may own which may discourage a takeover;
•certain significant actions by our board of directors may be taken without stockholder approval;
•stock issuances may be approved by our board of directors with terms that may subordinate the rights of our common stockholders which may discourage a takeover;
•certain elections by our board of directors could subject us to certain Maryland law limitations on changes in control that could prevent transactions;
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
•replacement of USD LIBOR with SOFR;
•a downgrade in our credit rating;

General Risks

•changes in our dividend policy;
•price and volume fluctuations in the public market, including on the New York Stock Exchange;
•future offering of debt securities;
•market interest rates changes and resulting effect on the value of our common stock; and
•securities analysts' coverage of our common stock.

PART I

ITEM 1.    BUSINESS

General

Piedmont Office Realty Trust, Inc. (“Piedmont," "we," "our," or "us") (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in major U.S. Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

As of December 31, 2022, we owned and operated 51 in-service office properties comprised of approximately 16.7 million square feet of primarily Class A office space which were 86.7% leased. Additionally, we have one redevelopment asset comprising 127,000 square feet in Orlando, Florida. Collectively, over two-thirds of our ALR is generated from our properties located in our Sunbelt markets. We lease space to a mixture of corporate tenants from multiple industries, and our average lease size is approximately 15,000 square feet with an average lease term remaining of approximately six years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our ALR derived from such tenants. No tenant accounts for more than 5% of our ALR.

Headquartered in Atlanta, Georgia, with local management offices in each of our markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates a building's operations and management and benchmarks its performance against industry standards. As of December 31, 2022, properties representing approximately 95% of our portfolio (based on square footage) had achieved such a designation, recognizing excellence in building operations and management. Our focus on operational excellence, fostering long-term relationships with our high-credit quality, diverse tenant base, and maintaining our portfolio of modern, amenity-rich properties, has resulted in an approximate 67% tenant retention rate over the past ten years.
In addition to operational excellence, we also focus on environmental sustainability initiatives at our properties as further detailed below. During 2022, we were named an Energy Star Partner of the Year for the second year in a row, as well as being selected as a 2022 Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy's Better Buildings Alliance. Approximately half of our portfolio (based on square footage) has achieved and maintains Leadership in Energy and Environmental Design ("LEED") certification and the entire portfolio has been awarded the WELL Health-Safety Rating through the International WELL Building Institute ("IWBI").
Our primary operating objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, by achieving sustainable growth in funds from operations, and by growing net asset value as a result of long-term capital appreciation. The strategies we employ to achieve these objectives include:

Recycling Capital Efficiently

We use our proven, disciplined capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets for which we believe full value potential during our ownership has been achieved, and redeploying the proceeds from those dispositions into new investment opportunities with higher overall return prospects. Our investment strategy focuses on attractively priced, high quality, Class A office properties located in Sunbelt markets that we have identified based on their positive economic and demographic growth trends, strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation access and infrastructure, and where we can build a significant market presence. We generally look to acquire properties that complement our existing portfolio in such a manner that efficiencies can be gained and our market expertise can be maximized. Further, from time to time we may also selectively enter into strategic joint ventures with third parties to acquire, develop, redevelop or dispose of properties, thereby potentially reducing the amount of our capital required to make investments, diversifying our sources of capital, enabling us to creatively acquire and control targeted properties, or allowing us to reduce our investment concentration in certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Proactive Asset and Property Management, Leasing Capabilities, and Management of Portfolio Risk

Our proactive approach to asset and property management encompasses a number of strategies designed to maximize occupancy and rental rates while following leading environmentally-conscious business practices and also meeting or exceeding the needs of today's discerning tenants. Such strategies include:

•maintaining local management offices in markets where we have a significant presence;
•offering, or being located near, superior amenities that help our tenants attract and retain their employees;
•maintaining our high quality properties in an environmentally-friendly manner;
•renovating our buildings to maintain their modern appearance and superior operating condition;
•building and cultivating our relationships with commercial real estate executives;
•using creative leasing approaches such as early extensions, lease wrap-arounds and restructurings; and
•utilizing a national buying platform for property management support services to ensure optimal pricing, as well as to consistently implement best practices and achieve sustainability standards.

We manage portfolio risk by:

•owning Class A office properties which are among the most desirable in their respective office sub-markets;
•focusing our portfolio primarily in high growth Sunbelt markets;
•ensuring that our tenants are credit-worthy and represent a broad spectrum of industry types with lease expirations that are laddered over many years;
•maintaining a low leverage structure, utilizing primarily unsecured financing facilities with laddered maturities;
•structuring lease expirations to avoid having multiple leases expire in the same market in a relatively short period of time;
•using our experience to meet the specialized requirements of federal, state and local government agency tenants; and
•utilizing our purchasing power and market knowledge to reduce property operating costs.

Financing Strategy

We employ a conservative leverage strategy by maintaining a targeted debt-to-gross assets ratio of between 30% to 40%, and a targeted debt to EBITDA of low 6x or below. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular time.

Redevelopment and Repositioning of Properties

As circumstances warrant, we may redevelop or reposition properties within our portfolio, including the creation of additional amenities for our tenants to increase tenant satisfaction, occupancy, and rental rates and thereby improve returns on our invested capital, as well as to maintain and enhance the competitive positioning of our properties in their respective marketplaces.

Operating our Properties in an Environmentally Responsible Manner

We strive to own and manage workplaces that are environmentally conscious, productive, and healthy for our tenants, employees, and local communities by:

•empowering our property teams with the data and tools they need to sustainably manage their buildings
•leveraging industry partnerships with BOMA, Energy Star, the U.S. Green Building Council, and GRESB, to verify and advance the environmental performance of our assets;
•implementing programs that continually improve our environmental performance and manage our climate change risk;
•setting performance targets that demonstrate our commitment to sustainable practices; and
•renovating our properties to reduce operating costs, meet recognized sustainable development standards, and reduce our environmental impact.

To combat the increasing cost of electricity, natural gas, off-site energy sources, water rates, and insurance rates at our properties and to mitigate the transitional and physical risks associated with climate change (See Item 1A. Risk Factors which follow), we have set goals to reduce property energy and water consumption and greenhouse gas emissions and improve landfill diversion rates. To reduce the risk that increasing stringent building and energy codes could increase construction, capital, and maintenance costs, we continue to update our buildings with energy efficient equipment to stay ahead of anticipated future code changes in both landlord and tenant-controlled spaces. We also closely engage with our tenants regarding our environmental initiatives and encourage them to partner with us to reduce energy use within their leased spaces. Additionally, we periodically incorporate the issuance of green bonds to acquire, develop, redevelop, and renovate buildings to reduce operating costs, meet recognized sustainable development standards, and reduce our environmental impact. As our environmental programs have been ongoing for several years under the coordinated supervision of our National Vice President of Sustainability, we currently do not anticipate incurring any unusually large or material capital expenditures within any given year in order to meet these goals.

Further details concerning Piedmont's environmental and climate risk management strategy and programs can be found in our annual ESG report located on our website, www.piedmontreit.com under the "ESG" section. The information contained on our website is not incorporated herein by reference.

Human Capital and Social Involvement

As of December 31, 2022, we had 149 employees, with approximately one-third of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in local management offices located in each of the office markets we serve. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing. Approximately two-thirds of our workforce are salaried, with the remainder compensated on an hourly basis.

We are committed to hiring and supporting a diverse workforce that fosters skilled and motivated people working together to deliver results in support of our core business values. We encourage all employees, tenants, and vendors to mutually respect one another's diversity in order to maintain a cohesive work environment that values fairness and equal treatment. During 2022, we continued our training programs for our employees, managers, and contractors including professional training on workplace harassment and cybersecurity. In addition, employees and managers received diversity, communication, ethics, and safety training. Select managers also received individual management development. We intend to provide an environment that is equitable, unbiased, pleasant, diverse, healthy, comfortable, and free from intimidation, hostilities, or other offenses that might interfere with work performance. We apply this policy to all of our employees, suppliers, and vendors, regardless of their geographic location.

The Piedmont Wayne Woody ("PWW") Foundation, which was established in memory of our first independent Chairman of the Board, W. Wayne Woody, distributes charitable contributions to nonprofit organizations that fit our charitable giving criteria, demonstrate fiscal and administrative stability, and are not discriminatory or political. The PWW Foundation, in partnership with two Historically Black Colleges and Universities, also provides funding for the Piedmont Office Realty Trust Scholarship Program which provides renewable, need-based, scholastic support to selected students interested in pursuing a career related to the real estate industry.

In addition to financial contributions through the PWW Foundation, we recognize the value and benefit of employee volunteerism and fully appreciate its positive impact on the community, our employees, and ultimately, our company culture by promoting team building, collaboration, and unity. Our employees have partnered together to donate thousands of dollars and hours annually to numerous organizations.

Further details concerning our workforce and social and community involvement initiatives can be found in our annual ESG report located on our website, www.piedmontreit.com under the "ESG" section. The information contained on our website is not incorporated herein by reference.

Cyber Risk Oversight

The Audit Committee of the board of directors, comprised of three independent members, all of whom have information security experience, oversees our management of cyber risk and is briefed quarterly on information technology and information security matters. Any significant issues identified would be reported to the board on a quarterly basis as well. Certain members of the board of directors also have significant cyber security experience. Although we have never experienced an information security breach or incurred any expenses related to an information security breach, we take a proactive approach to managing information security risk. During the year ended December 31, 2022, we engaged an external accounting firm to update our Information Technology Cybersecurity Risk Assessment. The results of the assessment were reported to the Audit Committee and the board of directors. Additionally, an annual audit focusing on entity-level, application and information technology general computer controls is performed by an external audit firm. Vulnerability and penetration tests are also performed annually by a third party. We have an information security training and compliance program, in which all employees are required to participate on a formal basis at least annually, with cybersecurity updates, notices, reminders, and simulated cyber-attacks emailed to all employees bi-weekly. Piedmont carries an information security risk insurance policy.

Competition

We compete for tenants for our high-quality assets by fostering strong tenant relationships and by providing quality customer service including: leasing, asset management, property management, and construction management services. In each market where we operate, we also face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, other publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. We do not face, however, the same competitors in every market. This competition, along with market-specific vacancy rates and the condition of available, leasable square footage, affects the rental rates and concessions that we negotiate with our tenants. Our competitors, along with these other market factors, also influence the price we pay to acquire properties, and the proceeds we receive when we dispose of a building.

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

Segment Information

As of December 31, 2022, our reportable segments were determined geographically based on the markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 16, Segment Information, to the accompanying consolidated financial statements.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2022, our tenants come from broadly diversified industry sectors and no individual tenant represented more than 5% of our ALR.

Other Matters

We have contracts with various governmental agencies, exclusively in the form of operating leases in buildings we own. See Item 1A. Risk Factors which follow for further discussion of the risks associated with these contracts.

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

ITEM 1A.    RISK FACTORS

The risks detailed below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially harm our business, operating results, cash flows or financial condition, impair our future prospects, negatively affect our ability to make distributions to our stockholders or cause the price of our common stock to decline. You should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements, our consolidated financial statements and the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties, and assumptions relating to our business.

Risks Related to Our Business and Operations

Economic, regulatory, socio-economic or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our real estate properties.

The investment returns available from equity investments in real estate depend on the amount of income earned and capital appreciation generated by the properties, as well as the expenses incurred in connection with the properties. If our properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, then our ability to make distributions to our stockholders could be adversely affected. In addition, there are significant expenditures associated with an investment in real estate (such as debt payments, real estate taxes, insurance, and maintenance costs) that generally do not decline when circumstances reduce the income from the property. The following factors, among others, may adversely affect the operating performance and long- or short-term value of our properties:

•changes in the national, regional, or local economic climate, particularly in markets in which we have a concentration of properties;
•local office market conditions such as employment rates and changes in the supply of, or demand for, space in properties similar to those that we own within a particular area;
•changes in the patterns of office or parking garage use due to work-from-home arrangements, or remote work technology (e.g. Metaverse, Zoom, etc) becoming more prevalent or other changes that reduce the demand for office workers or parking spaces generally;
•increased demand for "co-working", open workspaces, or sharing of office space with other companies;
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
•changes in market rental rates and related concessions granted to tenants, including free rent and tenant improvement allowances;
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
•earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, any of which may result in uninsured or under-insured losses;
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

Every year, we compete with a number of other developers, owners, and operators of office and office-oriented, mixed-use properties to renew leases with our existing tenants and to attract new tenants. The competition for credit worthy corporate tenants is intense, and we may have difficulty competing, especially with competitors who have purchased properties at discounted prices allowing them to offer space at reduced rental rates, or those that have the ability to offer superior amenities or more flexible leasing terms. If our competitors offer office accommodations at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants upon expiration of their existing leases. Even if our tenants renew their leases or we are able to re-let the space to new tenants, the terms and other costs of renewal or re-letting, including the cost of required renovations or additional amenities, increased tenant improvement allowances, leasing commissions, declining rental rates, and other potential concessions, may be less favorable than the terms of our current leases or require significant capital outlays. If we are unable to renew leases or re-let space in a reasonable time, or if rental rates decline or tenant improvements, leasing commissions, or other costs increase, our financial condition, operating results, or cash flows could be adversely affected.

Our rental revenues will be significantly influenced by the conditions of the office market in general and of the specific markets in which we operate.

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Collectively, over two-thirds of our ALR is generated from our properties located in our Sunbelt markets as of December 31, 2022. As a result, we are particularly susceptible to adverse market conditions in these markets, including any reduction in demand for office properties, industry slowdowns, civil unrest, natural disasters, governmental cut backs, relocation of businesses, business layoffs or downsizing, and changing demographics. Our operations may also be affected if competing properties are built in any of these markets. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates or changing office market trends, could adversely affect our rental revenues and operating results, and the value of our properties.

We may be adversely affected by trends in the office real estate industry.

Businesses have increasingly implemented remote work and flexible work arrangements. There has also been a trend of businesses utilizing open workspaces and “co-working” spaces. These practices enable businesses to reduce their space requirements. These trends, some of which could accelerate as a result of changes in work practices during the COVID-19 pandemic, could erode demand for commercial office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We depend on tenants for our revenue, and accordingly, lease terminations or tenant defaults, particularly by one of our significant lead tenants, could adversely affect the income produced by our properties.

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

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. As of December 31, 2022, our two largest tenants were: US Bancorp (5.0% of ALR) and State of New York (4.6% of ALR). The revenues generated by the properties that any of our lead tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

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

We currently own six properties in which at least one of the tenants is a federal government agency. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the lessor or the owner of the property complies with certain rules and regulations, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intended to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. We face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

We review the value of our goodwill on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill may exceed the estimated fair value of such assets. Such interim events could be adverse changes in legal matters or in the business climate, adverse action or assessment by a regulator, the loss of key personnel, or persistent declines in our stock price below our carrying value. Volatility in the overall market could cause the price of our common stock to fluctuate and cause the carrying value of our company to exceed the estimated fair value. If that occurs, our goodwill could potentially be impaired. Impairment charges recognized in order to reduce our goodwill could materially and adversely affect our results of operations. In conjunction with the performance of our goodwill impairment assessment during the year ended December 31, 2022, we recognized an impairment charge related to our goodwill of approximately $16.0 million. See Note 2 to our accompanying consolidated financial statements for more information.

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

We also face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, other publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties, the purchase price may be significantly elevated, or we may have to accept lease-up risk for a property with lower occupancy, any of which could adversely affect our financial condition, results of operations or cash flows.

Future acquisitions of properties may not yield anticipated returns, may disrupt our business, and may strain management resources.

We intend to continue acquiring high-quality office properties, subject to: the availability of attractive properties, our ability to arrange financing, and our ability to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected for a variety of reasons. For example, costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns. To the extent that we engage in acquisition activities, they will pose the following risks, among others:

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

We may acquire properties in new markets, where we may face risks associated with investing in an unfamiliar market.

We may acquire properties located in markets in which we do not have an established presence. We may face risks associated with a lack of market knowledge or understanding of the local economy, acquiring additional properties in the new market and achieving economies of scale, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge or integrate such properties into our existing portfolio could divert our management’s attention from our existing business or other attractive opportunities.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid and large-scale office properties such as those in our portfolio are particularly illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, investment and other conditions is limited. The real estate market is affected by many forces, such as general economic conditions, availability of financing, interest rates, and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

We may not be able to dispose of properties that no longer meet our strategic plans or to timely and efficiently apply the proceeds from any disposition of properties.

We may seek to dispose of properties that no longer meet our strategic plans with the intent to use the proceeds generated from such potential disposition to acquire additional properties better aligned with our investment criteria and growth strategy, to reduce debt, or to fund other operational needs. We may not be able to dispose of these properties for the proceeds we expect, or at all, and we may incur costs and divert management attention from our ongoing operations as part of efforts to dispose of these properties, regardless of whether such efforts are ultimately successful. In addition, if we are able to dispose of those properties, we may not be able to re-deploy the proceeds in a timely or more efficient manner, if at all. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of new properties. The failure to dispose of properties, or to timely and efficiently apply the proceeds from any disposition of properties, could have an adverse effect on our cash flows and results of operations.

Our real estate redevelopment and development strategies may not be successful.

From time to time, we engage in various development and re-development activities to the extent attractive projects become available. When we engage in development activities, we are subject to risks associated with those activities that could adversely affect our financial condition, results of operations and cash flows, including:

•uncertainties associated with zoning, land-use, building, occupancy and other governmental permits and authorizations, as well as, environmental concerns of governmental entities or community groups;
•our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables;
•delays in completing construction could give tenants the right to terminate pre-construction leases;
•risks associated with making progress payments or other advances to builders before they complete construction;
•unanticipated additional costs related to disputes with existing tenants during redevelopment projects;
•normal lease-up risks relating to newly constructed projects;
•projects with long lead times may increase leasing risk due to changes in market conditions;
•development projects in which we have invested may be abandoned and the related investment will be impaired;
•we may not be able to obtain land on which to develop;
•we may not be able to obtain financing for development projects on favorable terms (if at all);
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

Actual or threatened public health epidemics or outbreaks such as the recent COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results.

Actual or threatened public health epidemics or outbreaks, and the actions taken to combat such epidemics or outbreaks, may adversely impact the global economy or the economic and other conditions in the markets in which we operate. In particular, the recent COVID-19 pandemic and its associated variants adversely impacted the global economy and the regional U.S. economies in which we operate, and negatively impacted some of our tenants’ ability to pay their rent. The recent COVID-19 pandemic also accelerated some company’s adoption of remote work platforms and may result in a longer-term decrease in the need for office space among some companies. While some effects of the COVID-19 pandemic have begun to subside, the rise of additional viral variants could cause a resurgence of the pandemic and its adverse impacts in the future.

Among other effects, any restrictions put in place to combat public health epidemics or outbreaks could cause some of our tenants to close or operate at reduced capacity for an extended period of time, in some cases causing such tenants to default on their leases, or could result in technological and social changes that reduce the long-term necessity for office space among companies generally. Our tenants' inability to pay rent under our leases and any declines in demand for office space could adversely affect our own liquidity and operating results.

Future terrorist attacks, armed hostilities, or civil unrest in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties.

Our portfolio of properties is primarily located in the following major metropolitan areas: Atlanta, Dallas, Washington, D.C./Northern Virginia, Boston, Orlando, Minneapolis, and New York, any of which could be, and some of which have been, the target of terrorist attacks, armed hostilities, or civil unrest. Future terrorist attacks and other acts of hostility, civil unrest, or war could severely impact the demand for, and value of, our properties. Terrorist attacks, other armed hostilities, or civil unrest in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. Attacks, armed conflicts, or civil unrest could result in increased operating costs including building security, property and casualty insurance, and property maintenance. As a result of terrorist activities, other armed hostilities or civil unrest, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from an attack. A decrease in demand could also make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks, armed hostilities, or civil unrest otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

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

From time to time we may enter into strategic joint ventures with institutional investors to acquire, develop, or improve properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. Such joint venture investments involve risks not otherwise present in a wholly-owned property, development, or redevelopment project, including the following:

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

Our properties also may contain or develop harmful mold or suffer from other air quality issues. Any of these materials or conditions could result in liability for personal injury and costs of remediating adverse conditions, which could have an adverse effect on our results of operations or cash flows.

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

We face risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations, and business. The majority of our portfolio of properties is located along the Eastern coast of the United States. Our markets could experience increases in rainfall, storm intensity, larger flood zones, water shortages, hurricanes, changing temperature averages or extremes, or rising sea-levels as a result of global climate change. Over time, these conditions could result in physical damage to our buildings or a decline in demand for office space in our buildings. Climate change could also indirectly negatively impact our business by causing increased costs associated with energy, storm cleanup, or property and casualty or flood insurance premiums, deductibles, claims or liabilities, or a decrease in or unavailability of coverage, for properties in areas subject to severe weather.

We may face risks associated with the transition to a lower-carbon economy.

Transitioning to a lower-carbon economy may entail extensive policy, legal, technological, and market changes to address mitigation and adaption requirements related to climate change. Depending on the nature, speed, and focus of these changes, transition risks may pose varying levels of financial and reputational risk to us or our tenants. Policy action around climate change such as implementing carbon-pricing mechanisms to reduce green house gas emission, shifting energy use toward lower emission sources, adopting energy-efficiency solutions, encouraging greater water efficiency measures, and promoting more sustainable land-use practices can result in financial impacts to both us and our tenants, including additional costs of auditing and reporting such data. Alterations to third-party certifications/ratings may impact investor or tenant demand and consequential valuation for buildings with lower scoring. Climate related litigation claims can result in financial and reputational damage. Technology improvements or innovations that support the transition to a lower-carbon, energy efficient economic system and shifts in supply and demand for certain commodities, products, and services as climate-related risks and opportunities are increasingly taken into account may affect the strength and competitiveness of our tenants' business, and ultimately their ability to meet their rental obligations to us. Climate change has also been identified as a potential source of reputational risk tied to changing customer or community perceptions of an organization's contribution to or detraction from the transition to a lower-carbon economy.

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

From time to time, we may be subject to legal action arising in the ordinary course of our business or otherwise. Such action could distract key personnel from management of the company and result in additional expenses which, if uninsured, could adversely impact our earnings and cash flows, thereby impacting our ability to service our debt and make distributions to our stockholders. There can be no assurance that our insurance policies will fully cover any payments or legal costs associated with any potential legal action. Further, the ultimate resolution of such action could impact the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and candidates for our board of directors.

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

Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•within the limits provided in our charter, prevent the ownership, transfer, or accumulation of stock in order to protect our status as a REIT or for any other reason deemed to be in our best interest and the interest of our stockholders;
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
•change our investment or borrowing policies; and
•determine that it is no longer in our best interest to attempt to qualify, or to continue to qualify, as a REIT.

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

If we, or our subsidiary REIT, were to fail to qualify as a REIT in any taxable year for which a REIT election has been made, the non-qualifying REIT would not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at corporate rates. Moreover, unless the non-qualifying REIT were to obtain relief under certain statutory provisions, the non-qualifying REIT also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of such additional tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax.

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

Even if we maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes, which would reduce our cash available for distribution to our stockholders. For example, we will be subject to federal income tax on any undistributed REIT taxable income. Further, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our net capital gain income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. If we realize net income from foreclosure properties that we hold primarily for sale to customers in the ordinary course of business, we must pay tax thereon at the highest corporate income tax rate, and if we sell a property, other than foreclosure property, that we are determined to have held for sale to customers in the ordinary course of business, any gain realized would be subject to a 100% “prohibited transaction” tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosing property) that is held primarily for sale to customers in the ordinary course of a trade or business. The determination as to whether or not a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain safe-harbor provisions. The need to avoid prohibited transactions could cause us to forgo or defer sales of properties that might otherwise be in our best interest to sell. In addition, we own interests in certain taxable REIT subsidiaries that are subject to federal income taxation and we and our subsidiaries may be subject to state and local taxes on our income or property.

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

The maximum federal income tax rate for certain dividends paid by domestic corporations to individuals, trusts and estates is generally 20%. Dividends paid by REITs, however, (other than distributions we properly designate as capital gain dividends or as qualified dividend income) are taxed at the normal income tax rate applicable to the individual recipient (currently a maximum rate of 37%) rather than the 20% preferential rate, subject to a deduction equal to 20% of the amount of certain “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income) that is available to noncorporate taxpayers through 2025, which has the effect of reducing the maximum effective income tax rate on qualified REIT dividends to 29.6%. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions, particularly after the scheduled expiration of the 20% deduction applicable to qualified REIT dividends on December 31, 2025.

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

As of December 31, 2022, we had total outstanding indebtedness of approximately $2.0 billion, including $197.0 million of mortgage debt. Although the instruments governing our indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes, such as to repurchase shares of our common stock through repurchase programs that our board of directors have authorized or to fund future distributions to our stockholders.

Significant borrowings by us increase the risks of investors' willingness to make an investment in us. Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. Our failure to pay amounts due with respect to any of our indebtedness may constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full. Moreover, any acceleration of, or default, with respect to any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness.

Periodically, we may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things our financial condition, results of operations and market conditions at the time; and restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of assets sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures or strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations.

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

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our distribution and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to mortgage a property or discontinue insurance coverage. In addition, the agreements governing our existing indebtedness contain financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Covenants under our existing indebtedness do, and under any future indebtedness likely will, restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would cause the amount of our variable-rate debt payments to also increase and could limit our ability to make distributions to our stockholders.

Currently, any outstanding draws on our $600 Million Unsecured 2022 Line of Credit and our variable-rate debt instruments which are not subject to hedging under interest rate swap agreements represent our exposure to interest rate changes. In addition, any outstanding draws under the $600 Million Unsecured 2022 Line of Credit are subject to Adjusted SOFR locks of various length. However, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to make distributions to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates and will cease publication of USD LIBOR as of June 30, 2023. The Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC"), and Office of the Comptroller of the Currency ("OCC") have issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified SOFR as its preferred alternative for USD LIBOR.

As of December 31, 2022, our $250 Million Unsecured 2018 Term Loan had interest rate payments determined based on LIBOR. In addition, we currently have interest rate swaps with a notional value of $100 million that also use LIBOR as a reference rate. Even if our financial instruments are successfully transitioned to SOFR, the interest rate payments determined using SOFR may differ from what such interest rate payments would have been using LIBOR, and the interest expense associated with our $250 Million Unsecured 2018 Term Loan may increase relative to what such interest expense would have been had LIBOR continued to have been used as the reference rate. Additionally, SOFR may not align with our assets, liabilities, and hedging instruments, which could reduce the effectiveness of certain of our interest rate hedges, and could cause increased volatility in our earnings. We may also incur expenses to amend and adjust our indebtedness and swaps to eliminate any differences caused by the replacement of LIBOR with SOFR. Any of these occurrences could materially and adversely affect our borrowing costs, business and results of operations.

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

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates continue to increase, prospective investors may desire a higher yield on our common stock or seek securities paying higher dividends or yields. It is likely that the public valuation of our common stock will be based primarily on our earnings and cash flows and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common stock. For instance, if interest rates continue to rise, it is possible that the market price of our common stock will decrease, because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2022.

ITEM 2.    PROPERTIES

Overview

As of December 31, 2022, we owned interests in 51 in-service office properties, with over two-thirds of our ALR generated from our properties located primarily in major U.S. Sunbelt markets. As of December 31, 2022 and 2021, our in-service portfolio was 86.7% and 85.5% leased, respectively, with an average lease term remaining as of each period end of approximately six years and an average lease size of 15,000 square feet. No tenant accounts for more than 5% of our ALR.

ALR related to our in-service portfolio was $555.3 million, or $38.46 per leased square foot, as of December 31, 2022 as compared with $536.8 million, or $36.81 per leased square foot, as of December 31, 2021. These rental rates are presented before consideration of the fact that several of our largest tenants self-perform various aspects of their building management; therefore, we do not count those expenses in our gross rent calculations. If the costs of these functions are added to these leases, our average gross rent for our in-service portfolio as of December 31, 2022, increases to approximately $38.86 per leased square foot.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2022:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Atlanta	$150,082	4,717	27.0	85.4
Dallas	105,775	3,524	19.1	82.0
Washington, D.C./Northern Virginia	67,353	1,620	12.1	79.4
Minneapolis	66,378	2,104	12.0	92.1
Orlando	57,756	1,764	10.4	95.3
New York	47,132	1,045	8.5	86.4
Boston	41,684	1,270	7.5	90.9
Other (1)	19,132	614	3.4	91.2
	$555,292	16,658	100.0	86.7

(1)Includes 1430 Enclave Parkway and Enclave Place in Houston, Texas.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2022 during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
2023	40,507	7.3
2024	70,434	12.7
2025	66,082	11.9
2026	59,821	10.8
2027	54,486	9.8
2028	66,743	12.0
2029	39,186	7.1
2030	24,224	4.4
2031	23,070	4.1
2032	22,391	4.0
2033	10,347	1.9
2034	15,581	2.8
Thereafter	62,420	11.2
	$555,292	100.0

Certain Restrictions Related to our Properties

As of December 31, 2022, only 1180 Peachtree Street in Atlanta, Georgia was held as collateral for debt, and there were no properties subject to underlying ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding our properties as of December 31, 2022.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 22, 2023, there were 7,771 common stockholders of record of our common stock.

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

The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors declared a quarterly dividend of $0.21 per common share for each of the four quarters in the year ended December 31, 2022.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2017 through December 31, 2022. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Piedmont Office Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2017	2018	2019	2020	2021	2022
Piedmont Office Realty Trust, Inc.	$100.00	$90.90	$123.55	$94.55	$112.15	$59.72
FTSE NAREIT Equity Office	$100.00	$85.50	$112.36	$91.65	$111.81	$69.75
FTSE NAREIT Equity REITs	$100.00	$95.38	$120.17	$110.56	$158.36	$119.78
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

(a)    There were no unregistered sales of equity securities during the fourth quarter of 2022.

(b)    Not applicable.

(c)    There were no repurchases of shares of our common stock during the fourth quarter of 2022. As of December 31, 2022 approximately $150.5 million remains available under our board-authorized stock repurchase program to make share repurchases through February 2024, at the discretion of management.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors" set forth in Item 1A. of this report.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. In addition, on January 31, 2023, we entered into a new $215 million, floating-rate, unsecured term loan facility, the proceeds from which we intend to use to repay the majority of our $350 Million Unsecured Senior Notes that mature on June 1, 2023. The remaining balance of the $350 Million Unsecured Senior Notes due 2023 will be repaid from a combination of cash on hand, proceeds from select property dispositions and/or borrowings under our $600 Million Unsecured 2022 Line of Credit. When necessary, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions. As of December 31, 2022, we had the full $600 million of capacity available under our $600 Million Unsecured 2022 Line of Credit, and we believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2022 and 2021, we incurred the following types of capital expenditures (in thousands):

	December 31, 2022	December 31, 2021
Capital expenditures for redevelopment/renovations	$57,788	$53,790
Other capital expenditures, including building and tenant improvements	63,571	68,836
Total capital expenditures (1)	$121,359	$122,626

(1)Of the total amounts paid, approximately $7.2 million and $6.3 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2022 and 2021, respectively.

"Capital expenditures for redevelopment/renovations" during the years ended December 31, 2022 and 2021 primarily related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our Galleria Tower buildings in Dallas, Texas; as well as our Galleria buildings and 999 Peachtree Street in Atlanta, Georgia, among others.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the year ended December 31, 2022, we committed to spend approximately $5.34 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $4.25 (net of expired lease commitments) for the year ended December 31, 2021. Commitments per square foot per year of lease term for tenant improvement allowances and lease commissions for the year ended December 31, 2021 were unusually low as they reflected the 330,000 square foot, five-year extension of the New York City lease at our 60 Broad Street asset, which did not include a tenant improvement allowance.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. We may also use capital resources to repurchase additional shares of our common stock under our stock repurchase program when we believe such purposes would be a prudent use of capital. As of December 31, 2022, we had approximately $150.5 million of board-authorized share repurchase capacity under the program which may be used for share repurchases through February 2024. Finally, other than our $350 Million Unsecured Senior Notes due 2023 discussed above, we have no other debt maturing until 2024; however, we may use capital to repay debt obligations when we deem it prudent to refinance various obligations.

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

Results of Operations (2022 vs. 2021)

Overview

Piedmont recognized net income applicable to common stockholders for the year ended December 31, 2022 of $146.8 million, or $1.19 per diluted share, as compared with net loss applicable to common stockholders of $1.2 million, or $0.01 per diluted share, for the year ended December 31, 2021. The year ended December 31, 2022 included approximately $151.7 million of gain on the sales of real estate assets as well as increased revenues due to rental rate increases across the portfolio, offset by $26.0 million in non-cash impairment charges related to reductions in our carrying value of goodwill and one real estate asset. The year ended December 31, 2021 included a $41.0 million non-cash impairment charge related to the subsequent sale of our last remaining Chicago asset (see Note 7 to our accompanying consolidated financial statements).

Comparison of the accompanying consolidated statements of operations for the year ended December 31, 2022 vs. the year ended December 31, 2021.

The following table sets forth selected data from our consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2022	% of Revenues	December 31, 2021	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$545.7		$514.6		$31.1
Property management fee revenue	1.7		2.5		(0.8)
Other property related income	16.4		11.6		4.8
Total revenues	563.8	100%	528.7	100%	35.1
Expense:
Property operating costs	226.1	40%	210.9	40%	15.2
Depreciation	133.6	24%	120.6	23%	13.0
Amortization	90.9	16%	86.0	16%	4.9
Impairment losses	26.0	4%	41.0	8%	(15.0)
General and administrative	29.1	5%	30.3	5%	(1.2)
	505.7		488.8		16.9
Other income (expense):
Interest expense	(65.7)	12%	(51.3)	10%	(14.4)
Other income	2.7	—%	10.2	2%	(7.5)
Gain on sale of real estate assets	151.7	27%	—	—%	151.7
Net income/(loss)	$146.8	26%	$(1.2)	—%	$148.0

Revenue

Rental and tenant reimbursement revenue increased approximately $31.1 million for the year ended December 31, 2022 as compared to the prior year. The increase was primarily due to capital recycling activity subsequent to January 1, 2021, rental rate increases associated with recent leasing activity across the portfolio, and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior year.

Property management fee revenue decreased approximately $0.8 million for the year ended December 31, 2022 as compared to the prior year. Such fees fluctuate from period to period due to the variability of construction activity as well as the commencement or termination of property management agreements we may enter into with unrelated third-party owners. During the year ended December 31, 2022, one multi-year property management agreement with a third-party terminated in Chicago, Illinois.

Other property related income increased approximately $4.8 million for the year ended December 31, 2022 as compared to the prior year primarily due to higher transient parking at our buildings during the current year, as compared to the prior year, and additional parking revenue associated with properties acquired subsequent to January 1, 2021.

Expense

Property operating costs increased approximately $15.2 million for the year ended December 31, 2022 as compared to the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, and capital recycling activity subsequent to January 1, 2021.

Depreciation expense increased approximately $13.0 million for the year ended December 31, 2022 compared to the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2021.

Amortization expense increased approximately $4.9 million for the year ended December 31, 2022 compared to the prior year. The increase was primarily due to additional amortization associated with property acquisitions subsequent to January 1, 2021, partially offset by certain lease intangible assets at our existing properties becoming fully amortized during the same period.

During the year ended December 31, 2022, we recognized a non-cash impairment loss on real estate assets of approximately $10.0 million related to a change in hold period assumptions for one of our Minneapolis properties. See Note 7 to our accompanying consolidated financial statements for additional details. Also, during the year ended December 31, 2022, due to the decline of the stock market and our stock price, we recognized a non-cash impairment loss related to goodwill of approximately $16.0 million for the year ended December 31, 2022. See Note 2 to our accompanying consolidated financial statements for further details. During the year ended December 31, 2021, we recognized a non-cash impairment loss on real estate assets of approximately $41.0 million related to a change in hold period assumptions for our last remaining Chicago asset, which was subsequently sold during the year ended December 31, 2022.

General and administrative expenses decreased approximately $1.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily reflecting decreased accruals for potential performance-based compensation, partially offset by approximately $2.2 million in severance costs related to a reorganization of management during the fourth quarter of 2022.

Other Income (Expense)

Interest expense increased approximately $14.4 million for the year ended December 31, 2022 as compared to the prior year primarily driven by a higher average debt balance outstanding during the current year as a result of the purchase of the 1180 Peachtree Street building, as well as increased interest rates on our variable rate debt. This increase was partially offset by a $0.5 million increase in capitalized interest associated with various redevelopment projects in progress during the year ended December 31, 2022.

Other income decreased approximately $7.5 million for the year ended December 31, 2022 as compared to the prior year due to the payoff of notes receivable due from the purchaser of our New Jersey Portfolio in March of 2022.

Gain on sale of real estate assets during the year ended December 31, 2022 includes $49.2 million of gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022, as well as $102.6 million of gain recognized on the sale of the 1414 Massachusetts Avenue building and the One Brattle Square building in December of 2022.

Results of Operations (2021 vs. 2020)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2021 vs. 2020)" in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 17, 2022, for a discussion of the results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont OP (the "Issuer"), has issued senior unsecured notes payable of $350 million that mature in 2023, $400 million that mature in 2024, and two separate issuances of $300 million, that mature in 2030 and 2032 respectively, (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont Office Realty Trust, Inc. (the "Guarantor"), the parent entity that consolidates Piedmont OP and all other subsidiaries. In particular, the Guarantor guarantees to each holder of the Notes that the principal and interest on the Notes will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise; interest on overdue principal and interest on any overdue interest, if any, on the Notes will also be paid in full when due; and all other obligations of the Issuer to the holders of the Notes will be promptly paid in full. The Guarantor's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of the Guarantor's other existing and future senior unsecured indebtedness and guarantees. The Guarantor’s guarantee of the Notes is effectively subordinated in right of payment to any future mortgage or other secured indebtedness or secured guarantees of the Guarantor (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of the Guarantor’s subsidiaries.

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

All non-Guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of December 31, 2022	As of December 31, 2021

Due from non-guarantor subsidiary	$900	$900
Total assets	$325,884	$352,788
Total liabilities	$1,845,551	$1,945,846

		For the Year Ended December 31, 2022
Total revenues		$52,800
Net loss		$(16,149)

Net Operating Income by Geographic Segment

Our chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Washington, D.C./Northern Virginia, Boston, Orlando, Minneapolis, and New York. These operating segments are also Piedmont’s reportable segments. Additionally, as of December 31, 2022, Piedmont owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These two properties are included in "Other" below. See Note 16 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Years Ended December 31,
	2022	2021
Atlanta	$82,878	$62,772
Dallas	62,444	66,155
Washington, D.C./Northern Virginia	39,994	36,914
Boston	39,101	45,587
Orlando	35,327	33,449
Minneapolis	31,886	32,538
New York	31,252	30,049
Total reportable segments	322,882	307,464
Other	14,685	10,163
Total NOI	$337,567	$317,627

Comparison of the Year Ended December 31, 2022 Versus the Year Ended December 31, 2021

Atlanta

NOI increased primarily due to the acquisition of 999 Peachtree Street during the fourth quarter of 2021 and 1180 Peachtree Street during the third quarter of 2022.

Dallas

NOI decreased primarily due to a contraction by a tenant at 750 West John Carpenter Freeway, as well as an expiration of a lease at One Galleria Tower during 2021.

Washington, D.C./Northern Virginia

NOI increased due to the commencement of certain leases, primarily at 400 Virginia Avenue and 3100 Clarendon Boulevard.

Boston

NOI decreased primarily due to the disposition of 225 and 235 Presidential Way in January 2022.

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

Reconciliations of net income/(loss) to FFO, Core FFO, and AFFO for the years ended December 31, 2022, 2021, and 2020, respectively, are presented below (in thousands except per share amounts):

	2022	Per Share (1)	2021	Per Share(1)	2020	Per Share(1)
GAAP net income/(loss) applicable to common stock	$146,830	$1.19	$(1,153)	$(0.01)	$232,688	$1.85
Depreciation of real assets	132,849	1.07	119,629	0.96	109,326	0.86
Amortization of lease-related costs	90,891	0.74	85,946	0.69	93,242	0.74
Impairment losses	25,981	0.21	41,000	0.33	—	—
Gain on sale of real estate assets	(151,729)	(1.23)	—	—	(205,666)	(1.63)
NAREIT Funds From Operations applicable to common stock	$244,822	$1.98	$245,422	$1.97	$229,590	$1.82
Adjustments:
Severance costs associated with fourth quarter 2022 management reorganization	2,248	0.02	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	9,336	0.07
Core Funds From Operations applicable to common stock	$247,070	$2.00	$245,422	$1.97	$238,926	$1.89
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discounts on debt	3,389		2,857		2,833
Depreciation of non real estate assets	728		949		1,216
Straight-line effects of lease revenue	(11,230)		(10,566)		(22,601)
Stock-based compensation adjustments	4,833		7,924		7,014
Amortization of lease-related intangibles	(13,426)		(11,290)		(12,284)
Non-incremental capital expenditures (2)	(53,324)		(75,162)		(77,682)
Adjusted Funds From Operations applicable to common stock	$178,040		$160,134		$137,422
Weighted-average shares outstanding – diluted	123,524		124,455	(3)	126,104

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

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income/(loss) (calculated in accordance with GAAP) before adjusting for interest, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items, such as interest income from loan investments. For Property NOI (cash basis), the effects of non-cash general reserve for uncollectible accounts, straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Net income/(loss) applicable to Piedmont (GAAP basis)	$146,830	$(1,153)	$146,830	$(1,153)

Net loss applicable to noncontrolling interest	—	(14)	—	(14)
Interest expense	65,656	51,292	65,656	51,292
Depreciation	133,577	120,578	133,577	120,578
Amortization	90,891	85,946	90,891	85,946
Depreciation and amortization attributable to noncontrolling interests	85	84	85	84
Impairment losses	25,981	41,000	25,981	41,000
Gain on sale of real estate assets	(151,729)	—	(151,729)	—

EBITDAre(1)	311,291	297,733	311,291	297,733
Severance costs associated with fourth quarter 2022 management reorganization	2,248	—	2,248	—

Core EBITDA(2)	313,539	297,733	313,539	297,733
General & administrative expenses	26,879	30,252	26,879	30,252
Management fee revenue(3)	(1,004)	(1,269)	(1,004)	(1,269)
Other income	(1,847)	(9,089)	(1,847)	(9,089)
Non-cash general reserve/(reversal) for uncollectible accounts	(3,000)	(553)
Straight-line rent effects of lease revenue	(11,230)	(10,566)
Straight-line effects of lease revenue attributable to noncontrolling interests	(10)	3
Amortization of lease-related intangibles	(13,426)	(11,290)

Property NOI	309,901	295,221	337,567	317,627

Net operating (income)/loss from:
Acquisitions(4)	(18,720)	(2,460)	(27,055)	(3,273)
Dispositions(5)	(10,714)	(17,572)	(10,826)	(18,400)
Other investments(6)	763	841	651	1,067

Same Store NOI	$281,230	$276,030	$300,337	$297,021

Change period over period in Same Store NOI	1.9%	N/A	1.1%	N/A

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
(5)Dispositions include Two Pierce Place in Itasca, Illinois and 225 and 235 Presidential Way in Woburn, Massachusetts, all sold during the first quarter of 2022, and One Brattle Square and 1414 Massachusetts Avenue in Cambridge, Massachusetts, sold in the fourth quarter of 2022.
(6)Other investments consist of active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Florida are included in this line item.

Overview

Our portfolio consists of office properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of December 31, 2022, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 86.7% leased as of December 31, 2022, as compared to 85.5% leased as of December 31, 2021, and scheduled lease expirations for the portfolio as a whole for 2023 represent approximately 7% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space exceed or fall short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant in the property typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both to new tenants and those renewing, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2022, we had approximately 1.14 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $33 million of additional annual cash revenue.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the year ended December 31, 2022, we experienced a 9.7% and 17.2% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less. Both increases for the year were impacted by a lease renewal and extension executed with a large tenant with an average lease term of three years at our Three Galleria Tower building in Dallas, Texas.

Same Store NOI increased by 1.9% and 1.1% on a cash and accrual basis, respectively, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The primary drivers of the increases in both metrics were increased rental rates and the expiration of abatements at certain properties. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and intangible assets of operating properties in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, we assess whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair value, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, we adjust such assets to the respective estimated fair values and recognize an impairment loss.

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

Valuation of Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, and is allocated to each of our reporting units. We test the carrying value of the goodwill assigned to each of our reporting units for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying value. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below the carrying value of the entity.

In performing our goodwill impairment assessment, we compare the estimated fair value of each of our reporting units to the reporting unit's carrying value. If we conclude the fair value of a reporting unit is less than its carrying value, then we would recognize a goodwill impairment loss equal to the excess of the reporting unit's carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). Estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. We also make estimates about future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, and the number of months it takes to re-lease the property, among other factors. The changing of these assumptions and the subjectivity of the market based assumptions used in the discounted future cash flow analysis, particularly the capitalization rates and discount rates, could result in a changed assessment or an incorrect assessment of the reporting unit’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our reporting units and related goodwill and our reported net income/(loss) attributable to Piedmont. In addition, adverse economic conditions could also cause us to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations.

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

Related-Party Transactions and Agreements

There were no related-party transactions during the three years ended December 31, 2022, other than a consulting agreement with our former Chief Investment Officer, who retired effective June 30, 2017, and remained a consultant for us until June 30, 2020, earning $18,500 per month. During the years ended December 31, 2022, 2021, and 2020, Piedmont recognized approximately $0, $0, and $0.1 million, respectively, of expense related to this consulting agreement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of December 31, 2022, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit and the $200 Million Unsecured 2022 Term Loan Facility. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which LIBOR rates and SOFR rates are determined. Furthermore, the United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that USD LIBOR will no longer by published after June 30, 2023. Piedmont has completed an evaluation of its credit agreements which reference LIBOR and determined that each of these agreements already contain "fallback" language allowing for the establishment of an alternate rate of interest that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the U.S. at that time by Piedmont and the respective agent, as defined in the respective agreements. In addition, all new unsecured debt agreements entered into during the year ended December 31, 2022 utilize SOFR as the reference rate.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2022, other than the $600 Million Unsecured 2022 Line of Credit and our $200 Million Unsecured Term Loan Facility, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2022, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2023	2024		2025		2026	2027	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$200,000	(2)	$—		$—	$—	$—	$200,000
Variable rate average interest rate (1)	—%	5.42%		—%		—%	—%	—%	5.42%
Fixed rate repayments	$350,000	$400,000		$250,000	(3)	$—	$—	$797,000	$1,797,000
Fixed rate average interest rate (1)	3.40%	4.45%		4.54%		—%	—%	3.23%	3.72%

(1)See Note 4 to our accompanying consolidated financial statements for further details on our debt structure.
(2)We may extend the term for six additional months to a final extended maturity date of June 18, 2025, provided we are not then in default and all representations and warranties are true and correct in all material respects and upon payment of extension fees.
(3)Includes the $250 Million Unsecured 2018 Term Loan. The facility has a stated variable rate; however, Piedmont's interest rate swap agreements as of December 31, 2022 effectively fix, exclusive of changes to Piedmont's credit rating, the full principal balance to 4.54% through the maturity date of the loan.

The estimated fair value of our debt above as of December 31, 2022 and 2021 was approximately $1.8 billion and $1.9 billion, respectively. Our interest rate swap agreements in place as of December 31, 2022 carried a notional amount of $250 million and a weighted-average fixed interest rate of 4.54%, whereas the interest rate swap agreements in place as of December 31, 2021 carried a notional amount totaling $100 million and a weighted-average fixed interest rate of 3.56%.

As of December 31, 2022, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.8 billion has an average effective interest rate of approximately 3.72% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of December 31, 2022, we had no outstanding balance on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 0.85% per annum (based on our current corporate credit rating). Our $200 Million Unsecured Term Loan Facility has a stated rate of Adjusted SOFR plus 1.00% per annum (based on our current corporate credit rating), resulting in a total interest rate of 5.42%. To the extent that we borrow funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of December 31, 2022 would increase interest expense approximately $2.0 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2022 or 2021.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2022, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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
February 23, 2023

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. The information contained on our website is not incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)    1.        The financial statements begin on page F-4 of this Annual Report on Form 10-K. The following financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as part of this report:

(a)    2.        Schedule III—Real Estate Assets and Accumulated Depreciation.

Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index listed below.

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

10.13*
Confidential Retirement Agreement and General Release, dated as of November 28, 2016, by and between the Company and Raymond L. Owens (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017)

10.14
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

10.15*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.16*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.17*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective May 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.18
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

10.19
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.20
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.21
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

10.22*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.23*
Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.24
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2020)

10.25
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

10.26
Amendment No. 1 to Term Loan Agreement, dated March 24, 2020, by and among Piedmont Operating Partnership, LP, as Borrower, Truist Bank, as administrative agent and lender, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as new Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2020)

10.27*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement dated May 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.28*
Amendment No. 4 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on July 28, 2021)

10.29*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective March 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.30*	Piedmont Realty Trust, Inc. Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 12, 2021)

10.31*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on April 28, 2021)

10.32*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on April 28, 2021)

10.33*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on April 28, 2021)

10.34
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2022, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, PNC Capital Markets LLC and Wells Fargo Securities, LLC., as Joint Lead Arrangers, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, and Wells Fargo Bank, N.A. as Syndication Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 15, 2022)

10.35
Term Loan Agreement dated as of July 22, 2022, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 27, 2022)

10.36
Amendment No. 1 to Term Loan Agreement dated as of December 14, 2022, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 14, 2022)

10.37
Loan Assignment and Assumption Agreement and Omnibus Amendment to Note, Loan Agreement and Other Loan Documents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 16, 2022)

10.38
Loan Agreement dated as of September 10, 2018 by and between 1180 Peachtree Office Investors, LLC, as Borrower, and Metlife Real Estate Lending LLC, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 16, 2022)

10.39*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective February 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.40*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on April 27, 2022)

10.41*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on April 27, 2022)

10.42*
Employment Agreement dated November 1, 2022, by and between the Company and George M. Wells (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 2, 2022)

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
**    Filed herewith.
***    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February, 2023.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 23, 2023
Frank C. McDowell

/s/ DALE H. TAYSOM	Vice-Chairman, and Director	February 23, 2023
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 23, 2023
Kelly H. Barrett

/s/ GLENN G. COHEN	Director	February 23, 2023
Glenn G. Cohen

/s/ VENKATESH S. DURVASULA	Director	February 23, 2023
Venkatesh S. Durvasula

/s/ MARY M. HAGER	Director	February 23, 2023
Mary M. Hager

/s/ BARBARA B. LANG	Director	February 23, 2023
Barbara B. Lang

/s/ JEFFREY L. SWOPE	Director	February 23, 2023
Jeffrey L. Swope

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 23, 2023
C. Brent Smith	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 23, 2023
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 23, 2023
Laura P. Moon	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Goodwill – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company assesses its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit may be less than its carrying value. If the Company concludes that the fair value of a reporting unit is less than its carrying value, then the Company recognizes an impairment loss equal to the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). The Company’s estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. Total goodwill as of December 31, 2022, was approximately $83 million. During the year ended December 31, 2022, the Company recorded a goodwill impairment loss of approximately $16 million.

Auditing the goodwill impairment assessment required a high degree of auditor judgment and increased extent of effort due to the significant estimation uncertainty in certain assumptions used to determine the fair value of each reporting unit. Specifically, the capitalization rate and discount rate assumptions selected by the Company to determine the fair value of each reporting unit are inherently subjective, and changes in these assumptions could have a significant impact on a reporting unit’s estimated fair value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the capitalization rate and discount rate assumptions used in determining the fair value of each of the Company’s reporting units included the following, among others:

•We tested the effectiveness of internal controls related to management’s goodwill impairment evaluation, including those related to the selection of the capitalization rates and discount rates used in the valuation of each reporting unit.

•We evaluated the reasonableness of the capitalization rates and discount rates used by management to estimate the fair value of its reporting units based on independent market data, focusing on geographic location and other property characteristics.

•We developed independent estimates of capitalization rates and discount rates and compared those to the rates used by management.

•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 23, 2023

We have served as the Company's auditor since 2018.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$567,244	$529,941
Buildings and improvements, less accumulated depreciation of $915,010 and $861,206 as of December 31, 2022 and December 31, 2021, respectively	2,766,990	2,513,697
Intangible lease assets, less accumulated amortization of $90,694 and $83,777 as of December 31, 2022 and December 31, 2021, respectively	114,380	94,380
Construction in progress	52,010	43,406
Real estate assets held for sale, net	—	63,887
Total real estate assets	3,500,624	3,245,311
Cash and cash equivalents	16,536	7,419
Tenant receivables, net of allowance for doubtful accounts of $1,000 and $4,000 as of December 31, 2022 and December 31, 2021, respectively	4,762	2,995
Straight-line rent receivables	172,019	162,632
Notes receivable	—	118,500
Restricted cash and escrows	3,064	1,441
Prepaid expenses and other assets	17,152	20,485
Goodwill	82,937	98,918
Interest rate swaps	4,183	—
Deferred lease costs, less accumulated amortization of $221,731 and $205,100 as of December 31, 2022 and December 31, 2021, respectively	284,248	264,571
Other assets held for sale, net	—	8,393
Total assets	$4,085,525	$3,930,665
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $13,319 and $12,210 as of December 31, 2022 and December 31, 2021, respectively	$1,786,681	$1,877,790
Secured debt	197,000	—
Accounts payable, accrued expenses, and accrued capital expenditures	110,306	114,453
Dividends payable	25,357	26,048
Deferred income	59,977	80,686
Intangible lease liabilities, less accumulated amortization of $36,423 and $35,880 as of December 31, 2022 and December 31, 2021, respectively	56,949	39,341
Interest rate swaps	—	4,924
Total liabilities	2,236,270	2,143,242
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2022 or December 31, 2021	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2022 or December 31, 2021	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 123,439,558 shares issued and outstanding as of December 31, 2022; and 123,076,695 shares issued and outstanding at December 31, 2021	1,234	1,231
Additional paid-in capital	3,711,005	3,701,798
Cumulative distributions in excess of earnings	(1,855,893)	(1,899,081)
Accumulated other comprehensive loss	(8,679)	(18,154)
Piedmont stockholders’ equity	1,847,667	1,785,794
Noncontrolling interest	1,588	1,629
Total stockholders’ equity	1,849,255	1,787,423
Total liabilities and stockholders’ equity	$4,085,525	$3,930,665
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental and tenant reimbursement revenue	$545,741	$514,619	$519,953
Property management fee revenue	1,675	2,496	2,867
Other property related income	16,350	11,595	12,204
	563,766	528,710	535,024
Expenses:
Property operating costs	226,058	210,932	214,933
Depreciation	133,616	120,615	110,575
Amortization	90,937	85,992	93,294
Impairment losses	25,981	41,000	—
General and administrative	29,127	30,252	27,464
	505,719	488,791	446,266
Other income (expense):
Interest expense	(65,656)	(51,292)	(54,990)
Other income	2,710	10,206	2,587
Loss on extinguishment of debt	—	—	(9,336)
Gain on sale of real estate assets	151,729	—	205,666
	88,783	(41,086)	143,927
Net income/(loss)	146,830	(1,167)	232,685
Net loss applicable to noncontrolling interest	—	14	3
Net income/(loss) applicable to Piedmont	$146,830	$(1,153)	$232,688
Per share information— basic and diluted:
Net income/(loss) applicable to common stockholders	$1.19	$(0.01)	$1.85
Weighted-average shares outstanding—basic	123,351,187	123,977,616	125,730,460
Weighted-average shares outstanding—diluted	123,523,881	123,977,616	126,104,321
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022		2021		2020

Net income/(loss) applicable to Piedmont		$146,830		$(1,153)		$232,688
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	8,202		2,994		(26,794)
Plus: Reclassification of net loss included in net income (See Note 5)	1,273		2,952		1,727
Other comprehensive income/(loss)		9,475		5,946		(25,067)
Comprehensive income applicable to Piedmont		$156,305		$4,793		$207,621

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	125,783	$1,258	$3,686,398	$(1,871,375)	$967	$1,726	$1,818,974
Share repurchases as part of announced plan	(2,190)	(22)	—	(30,649)	—	—	(30,671)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	(5)	(105,520)	—	(40)	(105,565)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	246	2	7,603	—	—	—	7,605
Net loss applicable to noncontrolling interest	—	—	—	—	—	(3)	(3)
Net income applicable to Piedmont	—	—	—	232,688	—	—	232,688
Other comprehensive loss	—	—	—	—	(25,067)	—	(25,067)
Balance, December 31, 2020	123,839	1,238	3,693,996	(1,774,856)	(24,100)	1,683	1,897,961
Share repurchases as part of announced plan	(1,060)	(10)	—	(18,842)	—	—	(18,852)
Offering costs	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.84 per share), stockholders of subsidiaries, and dividends reinvested	—	—	—	(104,230)	—	(40)	(104,270)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	298	3	7,857	—	—	—	7,860
Net loss applicable to noncontrolling interest	—	—	—	—	—	(14)	(14)
Net loss applicable to Piedmont	—	—	—	(1,153)	—	—	(1,153)
Other comprehensive income	—	—	—	—	5,946	—	5,946
Balance, December 31, 2021	123,077	1,231	3,701,798	(1,899,081)	(18,154)	1,629	1,787,423
Offering costs	—	—	(460)	—	—	—	(460)
Dividends to common stockholders ($0.84 per share) and stockholders of subsidiaries	—	—	—	(103,642)	—	(41)	(103,683)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	363	3	9,667	—	—	—	9,670
Net income applicable to Piedmont	—	—	—	146,830	—	—	146,830
Other comprehensive income	—	—	—	—	9,475	—	9,475
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income/(loss)	$146,830	$(1,167)	$232,685
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	133,616	120,615	110,575
Amortization of debt issuance costs inclusive of settled interest rate swaps	3,757	3,270	2,080
Other amortization	81,777	78,657	84,534
Impairment losses	25,981	41,000	—
Loss on extinguishment of debt	—	—	349
General reserve/(reversal) for uncollectible accounts	(3,000)	(553)	4,553
Stock compensation expense	8,968	10,984	9,718
Gain on sale of real estate assets	(151,729)	—	(205,666)
Changes in other operating assets and liabilities:
Increase in tenant and straight-line rent receivables	(14,163)	(9,691)	(30,887)
Decrease in prepaid expenses and other assets	4,774	1,294	823
Cash received/(paid) upon settlement of interest rate swaps	—	623	(19,930)
Increase/(decrease) in accounts payable and accrued expenses	(1,590)	1,861	6,264
Decrease in deferred income	(20,006)	(4,690)	(1,814)
Net cash provided by operating activities	215,215	242,203	193,284
Cash Flows from Investing Activities:
Acquisition of real estate assets, intangibles, and undeveloped land parcels	(270,908)	(226,011)	(417,056)
Capitalized expenditures	(121,359)	(122,626)	(112,580)
Sales proceeds from wholly-owned properties	297,388	—	360,094
Note receivable repayment	118,500	—	—
Deferred lease costs paid	(24,868)	(20,295)	(28,334)
Net cash used in investing activities	(1,247)	(368,932)	(197,876)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(374)	(1,038)	(1,363)
Proceeds from debt	803,420	789,580	1,174,383
Repayments of debt	(897,000)	(535,610)	(1,035,077)
Discount paid due to loan modification	(500)	—	(525)
Costs of issuance of common stock	(460)	(55)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(3,940)	(3,060)	(2,703)
Repurchases of common stock as part of announced plan	—	(19,537)	(29,986)
Dividends paid and discount on dividend reinvestments	(104,374)	(103,905)	(106,309)
Net cash (used in)/provided by financing activities	(203,228)	126,375	(1,580)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	10,740	(354)	(6,172)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	8,860	9,214	15,386
Cash, cash equivalents, and restricted cash and escrows, end of year	$19,600	$8,860	$9,214
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021, AND 2020

1.    Organization

Piedmont Office Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in major U.S. Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of December 31, 2022, Piedmont owned 51 in-service office properties and one redevelopment asset, primarily located in major U.S. Sunbelt office markets. As of December 31, 2022, the in-service office properties comprised approximately 16.7 million square feet (unaudited) and were 86.7% leased.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates includes the underlying cash flows and holding periods used in assessing impairment, judgements regarding the recoverability of goodwill including the assumptions associated with the capitalization rates and discount rates used in valuing the properties in each reporting unit, and the assessment of the collectibility of receivables. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could materially differ from those estimates.

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

Amounts capitalized to real estate assets consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, Piedmont capitalizes interest and other costs such as taxes and insurance while the development, or redevelopment, of a real estate asset is in progress.

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-10 years
Intangible lease assets	Lease term

Piedmont continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of operating properties in which Piedmont has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates) less estimated selling costs.

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

The estimated fair values of in-place leases include an estimate of the direct costs associated with obtaining the acquired or "in place" tenant, estimates of opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. The amount capitalized as a direct cost associated with obtaining a tenant includes commissions, tenant improvements, and other direct costs and is estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded as of December 31, 2022 and 2021, respectively, are as follows (in thousands):

	December 31, 2022	December 31, 2021
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$1,147	$1,882
In-Place Lease Valuation	$203,927	$176,275
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$285,777	$266,575
Intangible Lease Liabilities (Below-Market In-Place Leases)	$93,372	$75,221

For the years ended December 31, 2022, 2021, and 2020, respectively, Piedmont recognized amortization of intangible lease costs in the accompanying consolidated statements of operations, as follows (in thousands):

	2022	2021	2020
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in Amortization	$74,167	$69,388	$77,000
Amortization of Above-Market and Below-Market In-Place Lease Intangibles as a net increase to Rental and Tenant Reimbursement Revenue	$13,426	$11,180	$12,191

Net intangible assets and liabilities as of December 31, 2022 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2023	$143	$29,520	$34,495	$12,581
2024	109	22,076	26,892	10,071
2025	31	16,680	21,541	8,440
2026	14	13,146	18,227	6,904
2027	13	10,426	15,010	5,814
Thereafter	30	22,192	33,220	13,139
	$340	$114,040	$149,385	$56,949

Weighted-Average Amortization Period (in years)	4	6	6	6

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

Allowance for Doubtful Accounts

As detailed above, Piedmont records contra-revenue adjustments for tenant/lease-specific changes in the collectibility assessments of its operating lease receivables as a reduction of rental and tenant reimbursement revenues. These charges reduce tenant and straight-line rent receivable to net realizable value upon recognition. In addition, during the year ended December 31, 2020, Piedmont also established an allowance for doubtful accounts for amounts that may become uncollectible in the future. Details of Piedmont's allowance for doubtful accounts for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Balance at Beginning of Period	Additions/Reversals as Decrease/(Increase) to Revenue	Write-offs	Balance at End of Period
Year Ended December 31,
2022	$4,000	$(3,000)	$—	$1,000
2021	$4,553	$35	$(588)	$4,000
2020	$—	$8,734	$(4,181)	$4,553

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, and is allocated to each of Piedmont's reporting units. (See Note 16 below for further detail). Piedmont tests the carrying value of the goodwill assigned to each of its reporting units for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit may be less than its carrying value. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below the carrying value of the entity.

In performing its goodwill impairment assessment, Piedmont compares the estimated fair value of each of its reporting units to the reporting unit’s carrying value. If Piedmont concludes that the fair value of a reporting unit is less than its carrying value, then Piedmont would recognize a goodwill impairment loss equal to the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit).

Estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. Piedmont also makes assumptions about future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, and the number of months it takes to re-lease the property, among other factors. Piedmont determined that its goodwill was impaired during the year ended December 31, 2022, and recorded a goodwill impairment loss equal to the excess of its Washington, D.C/Northern Virginia reporting unit’s carrying amount over its estimated fair value, or approximately $16.0 million, in the accompanying consolidated statement of operations. The fair value measurements used in the evaluation described above are considered to be Level 3 valuations within the fair value hierarchy as defined by GAAP as they involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are capitalization rates and discount rates for each respective reporting unit.

Interest Rate Derivatives

Piedmont periodically enters into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2022 and 2021, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Additionally, in conjunction with entering into various interest rate swap agreements during the year ended December 31, 2022 which are based upon the Secured Overnight Financing Rate ("SOFR") while the underlying debt is currently based upon LIBOR, Piedmont made an accounting policy election in accordance with Accounting Standards Codification ("ASC") Topic 848 Reference Rate Reform to assert that the hedged forecasted transactions remain probable of occurring and that the LIBOR reference rate is expected to be replaced by SOFR.

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

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of operations as follows:

•Approximately $57.9 million, $56.4 million, and $60.2 million of deferred lease costs are included in amortization expense for the years ended December 31, 2022, 2021, and 2020, respectively; and
•Approximately $4.2 million, $3.9 million, and $3.4 million, of deferred lease costs related to lease incentives granted to tenants are included as an offset to rental and tenant reimbursement revenue for the years ended December 31, 2022, 2021, and 2020, respectively.

Upon receipt of an early lease termination notice, Piedmont recognizes any unamortized deferred lease costs ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately.

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0, $0.3 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2022, 2021, and 2020 of approximately $2.8 million, $2.7 million, and $3.0 million, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. Under its board-authorized stock repurchase program, Piedmont may repurchase its own shares from time to time, in accordance with applicable securities laws, in the open market or in privately negotiated transactions. The timing of repurchases is dependent upon market conditions and other factors, and repurchases may be commenced or suspended from time to time in Piedmont's discretion, without prior notice. As of December 31, 2022, Piedmont had approximately $150.5 million of remaining capacity under the program which may be used for share repurchases through February 2024.

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

These tenant improvements are recorded as capital assets by Piedmont and depreciated, typically over the lease term. Payments made by tenants for tenant improvements owned by Piedmont are treated as deferred income and amortized into rental and tenant reimbursement revenue over the lease term.

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

Property management fee revenue - consists of revenue earned by Piedmont related to operating and managing office properties owned by other third-parties. Such income is within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606"). Because property management services represent a performance obligation that is satisfied over the length of the contract, not at any specific point in time, and has the same measure of transfer (time elapsed), property management fee revenue is recognized over time. Any variable consideration transferred as part of these management agreements is recognized in the quarter that the underlying cash receipts are collected, consistent with the allocation objective of allocating the transaction price in an amount that depicts the amount of consideration to which Piedmont expects to be entitled in exchange for transferring the promised service to the customer.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of deferred stock units to its employees and board of directors. For employees, Piedmont's Long-term Incentive Compensation ("LTIC") program is comprised of an annual deferred stock unit component (the "Annual Deferred Stock Unit" program) and a multi-year performance share component (the "Performance Share" program). All awards granted during the three years ended December 31, 2022 pursuant to both the Annual Deferred Stock Unit and Performance Share programs, as well as director's awards, were classified as equity awards and expensed on a straight-line basis over the vesting period, with issuances recorded as a reduction to additional paid in capital. Forfeitures are recorded when they occur. Prior to the three years ended December 31, 2022, awards granted pursuant to the Performance Share component of the LTIC program were classified as liability awards and remeasured at fair value as of the end of each reporting period during the service period, with issuances recorded as a reduction to accrued expense. Compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and board of directors in the accompanying consolidated statements of operations.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements. These operations resulted in approximately $(10,000), $(379,000), and $4,000 in income tax expense/(recoveries) for the years ended December 31, 2022, 2021, and 2020, respectively, as a component of other income/(expense) in the accompanying consolidated statements of operations. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in property operating costs in the accompanying consolidated financial statements.

3.    Acquisitions

During the year ended December 31, 2022, Piedmont acquired 100% of the ownership interest in 1180 Peachtree Street in Midtown Atlanta, Georgia (part of the Atlanta geographic segment), consisting of 691,092 square feet and 95% leased. The net contractual purchase price of $465.7 million included the assumption of an existing $197 million, 4.10% mortgage secured by the property. The remaining cash portion of the purchase price was primarily funded using the $200 Million Unsecured 2022 Term Loan Facility (further described in Note 4 below), as well as cash on hand and our $600 Million Unsecured 2022 Line of Credit.

The purchase price of 1180 Peachtree Street, inclusive of approximately $2.2 million of closing costs, was allocated as follows:

1180 Peachtree Street
Land	$56,932
Building and improvements	336,228
Intangible lease assets (1)	53,426
Lease acquisition costs, net of tenant credits received from seller (1)	(4,071)
Intangible lease origination costs (1)	56,748
Intangible lease liabilities (1)	(31,355)
Total allocated purchase price	$467,908
Assumption of secured mortgage note	(197,000)
Net cash paid upon acquisition	$270,908

(1)Amortization of in-place lease intangibles and lease acquisition costs are recognized using the straight-line method over approximately 7.4 years, the average remaining life of in-place leases.

4.    Debt

As noted above, in conjunction with the acquisition of 1180 Peachtree Street during the year ended December 31, 2022, Piedmont entered into a Loan Assignment and Assumption Agreement for an existing $197 million fixed rate mortgage secured by the property (the “$197 Million Fixed Rate Mortgage”). The $197 Million Fixed Rate Mortgage has a remaining term of approximately six years and a final maturity date of October 1, 2028. Interest only at a fixed rate of 4.10% per annum is payable until October 1, 2023, at which point the loan becomes amortizing.

During the year ended December 31, 2022, Piedmont also entered into a new $200 million, floating-rate, unsecured term loan facility (the “$200 Million Unsecured 2022 Term Loan Facility”). The $200 Million Unsecured 2022 Term Loan Facility has a maturity date of December 16, 2024, and Piedmont may extend the term for six months through an available extension provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of applicable extension fees. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.80% to 1.65% based upon the then current credit rating of Piedmont. As of December 31, 2022, the applicable interest rate spread on the loan was 1.00%.

During the year ended December 31, 2022, Piedmont amended and restated its $500 Million Unsecured 2018 Line of Credit which had an initial maturity date of September 30, 2022. As amended and restated, the capacity of the line of credit has been expanded to $600 million (the "$600 Million Unsecured 2022 Line of Credit"). The term of the new $600 Million Unsecured 2022 Line of Credit was extended to June 30, 2026, and Piedmont may extend the term for up to one additional year (through two available six-month extensions) provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of applicable extension fees. Under certain terms of the agreement, Piedmont may increase the new facility by up to an additional $500 million, to an aggregate size of $1.1 billion, provided that no existing bank has any obligation to participate in such increase. Piedmont paid customary arrangement and upfront fees to the lenders in connection with the closing of the new facility.

The $600 Million Unsecured 2022 Line of Credit has the option to bear interest at varying levels (determined with reference to the greater of the credit rating for Piedmont or Piedmont OP) based on the Adjusted SOFR Rate, Adjusted Daily Effective SOFR Rate, or the Base Rate, all as defined in the facility agreement. Further, the Base Rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the Adjusted SOFR Rate for a one-month period plus 1.0%. The term SOFR loans are available with interest periods selected by Piedmont of one, three, or six months. The stated interest rate spread over Adjusted SOFR can vary from 0.725% to 1.4% based upon the greater of the then current credit rating of Piedmont or Piedmont OP. As of December 31, 2022, based upon Piedmont’s current BBB credit rating, the current stated Adjusted SOFR spread on the loan is 0.85%.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2022 and 2021, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2022	2021
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%			10/1/2028		$197,000	$—
						197,000	—
Unsecured (Variable and Fixed)
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023	(3)	350,000	350,000
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.00%	5.42%	(4)	12/16/2024	(5)	200,000	—
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000	400,000
$250 Million Unsecured 2018 Term Loan	LIBOR + 0.95%	4.54%		3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit(6)	SOFR + 0.85%	—%	(4)	6/30/2026	(7)	—	290,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(13,319)	(12,210)
Subtotal/Weighted Average(8)	3.87%					1,786,681	1,877,790
Total/Weighted Average(8)	3.89%					$1,983,681	$1,877,790

(1)All of Piedmont’s outstanding debt as of December 31, 2022 is interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street, which will begin amortizing principal in October 2023.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)Piedmont currently intends to repay the $350 Million Unsecured Senior Notes due 2023 using proceeds from a new $215 million term loan (see Note 17), and a combination of cash on hand, proceeds from select property dispositions, and borrowings under our $600 Million Unsecured 2022 Line of Credit.
(4)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal. All SOFR selections are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.
(5)Piedmont may extend the term for six additional months to a final extended maturity date of June 18, 2025, provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of extension fees.
(6)The $500 Million Unsecured 2018 Line of Credit was amended and restated during the year ended December 31, 2022 and is now reflected as the $600 Million Unsecured 2022 Line of Credit. The $500 Million Unsecured 2018 Line of Credit had a stated rate of LIBOR + 0.90% as of December 31, 2021.
(7)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of extension fees.
(8)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of December 31, 2022.

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2022, is provided below (in thousands):

2023	$350,000
2024	600,000
2025	250,000
2026	—
2027	—
Thereafter	797,000
Total	$1,997,000

Piedmont’s weighted-average interest rate as of December 31, 2022 and 2021, for the aforementioned borrowings was approximately 3.89% and 2.93%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $66.1 million, $49.4 million, and $50.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. Also, Piedmont capitalized interest of approximately $4.2 million, $3.7 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 6 for a description of Piedmont’s estimated fair value of debt as of December 31, 2022.

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

As of December 31, 2022, Piedmont was party to a total of eight interest rate swap agreements which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the $250 Million Unsecured 2018 Term Loan through the maturity of the loan in March 2025. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows related to these interest rate swap agreements is 27 months. Of the eight swaps outstanding as of December 31, 2022, six swaps, each with a notional value of $25 million, were entered into during the year ended December 31, 2022.

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

During the year ended December 31, 2020, Piedmont entered into and subsequently settled four forward starting interest rate swap agreements with a total notional value of $200 million to hedge the risk of changes in the interest-related cash flows associated with the issuance of the $300 Million Unsecured Senior Notes due 2030 (see Note 4). The settlement resulted in a loss of approximately $19.9 million, which was recorded as accumulated OCI and is being amortized as additional interest expense over the ten-year term of the $300 Million Unsecured Senior Notes due 2030.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2022 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/2/2022	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/12/2022	3/31/2025
Total			$250

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2022 and 2021, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2022	December 31, 2021
Gross derivative assets	$4,183	$—
Gross derivative liabilities	—	(4,924)
Net derivative liability	$4,183	$(4,924)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward starting interest rate swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the years ended December 31, 2022, 2021, and 2020, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2022	2021	2020
Amount of gain/(loss) recognized in OCI	$8,202	$2,994	$(26,794)
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(1,273)	$(2,952)	$(1,727)

Total amount of Interest Expense presented in the consolidated statements of operations	$(65,656)	$(51,292)	$(54,990)
Total amount of Loss on Extinguishment of Debt presented in the consolidated statements of operations	$—	$—	$(9,336)

Piedmont estimates that approximately $2.8 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2022.

See Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of December 31, 2022, all of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022			December 31, 2021
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$16,536	$16,536	Level 1	$7,419	$7,419	Level 1
Tenant receivables, net (1)	$4,762	$4,762	Level 1	$2,995	$2,995	Level 1
Notes receivable	$—	$—	Level 2	$118,500	$120,075	Level 2
Restricted cash and escrows (1)	$3,064	$3,064	Level 1	$1,441	$1,441	Level 1
Interest rate swaps	$4,183	$4,183	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$63,225	$63,225	Level 1	$45,065	$45,065	Level 1
Interest rate swaps	$—	$—	Level 2	$4,924	$4,924	Level 2
Debt, net	$1,983,681	$1,825,723	Level 2	$1,877,790	$1,938,563	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to its short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2022 and 2021, and its notes receivable were carried at book value as of December 31, 2021; however, Piedmont's estimate of the fair value of each of these financial instruments as of each period end is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of its notes receivables and debt, including the period to maturity of each note receivable and debt facility, and uses observable market-based inputs for similar loan and debt facilities which have transacted recently in the market. Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's notes receivables and outstanding debt. Consequently, the estimated fair values of the notes receivable and debt as of December 31, 2021 and the estimated fair value of debt as of December 31, 2022 are considered to be based on significant other observable inputs (Level 2). Piedmont has not changed its valuation technique for estimating the fair value of its notes receivable or debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2022 and 2021. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2022 and 2021, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

7.    Impairment Loss on Real Estate Assets

Piedmont recorded the following impairment losses on real estate assets for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
9320 Excelsior Boulevard (1)	$10,000	$—	$—
Two Pierce Place(1)	—	41,000	—
Total impairment loss on real estate assets	$10,000	$41,000	$—

(1)Management shortened the intended hold period for the building and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment calculated as the difference between the carrying value of the asset and the estimated fair value less costs to sell. The estimated fair values were determined based on net contract prices with unrelated, third-party purchasers. The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers.

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. Such commitments are accrued and capitalized as the related expenditures are incurred. In addition to the amounts that Piedmont has already committed to as a part of executed leases, Piedmont also anticipates continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for its existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the size of the leased square footage and the competitive market conditions of the particular office market at the time a lease is being negotiated.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three years ended December 31, 2022.

Litigation

Piedmont is from time to time a party to legal proceedings, which arise in the ordinary course of its business. None of these ordinary course legal proceedings are reasonably likely to have a material adverse effect on results of operations or financial condition. Piedmont is not aware of any such legal proceedings contemplated by governmental authorities.

9.    Related-Party Transactions

There were no related-party transactions during the three years ended December 31, 2022 other than during the year ended December 31, 2020, Piedmont recognized approximately $0.1 million of expense related to a consulting agreement with its former Chief Investment Officer.

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

Certain management employees' long-term equity incentive program is split equally between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these certain employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, advised by an outside compensation consultant. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon termination) and vest immediately. In the event that a participant's employment is terminated prior to the end of the multi-year period, in certain circumstances the participant may be entitled to a pro-rated award based on Piedmont's TSR relative performance as of the termination date. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2021	1,099,181	$23.97
Deferred Stock Awards Granted	311,050	$16.30
Change in Estimated Potential Share Awards based on TSR Performance	(74,487)	$21.84
Performance Stock Awards Vested	(300,634)	$28.80
Deferred Stock Awards Vested	(296,229)	$19.02
Deferred Stock Awards Forfeited	(9,457)	$17.94
Unvested and Potential Stock Awards as of December 31, 2022	729,424	$19.21

The following table provides additional information regarding stock award activity during the years ended 2022, 2021, and 2020 (in thousands except for per share amounts):

	2022	2021	2020
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$16.30	$17.24	$22.39
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$6,414	$5,242	$4,826
Share-based Liability Awards Paid During the Period (1)	$5,481	$3,610	$4,116

(1)Amounts reflect the issuance of performance share awards related to the 2019-21, 2018-20, and 2017-19 Performance Share Plans during the years ended December 31, 2022, 2021, and 2020, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of December 31, 2022 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2022
May 3, 2019	Deferred Stock Award	30,958	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024, respectively.	19,011
February 19, 2020	Deferred Stock Award	141,018		$24.41	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 19, 2021, 2022, and 2023, respectively.	37,691
March 19, 2020	Fiscal Year 2020-2022 Performance Share Program	—		$25.83	Shares awarded, if any, will vest immediately upon determination of award in 2023.	90,063
February 17, 2021	Deferred Stock Award	236,388		$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	117,647
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—		$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	77,394	(3)
February 10, 2022	Deferred Stock Award	227,436		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2023, and 2025, respectively.	172,306
February 17, 2022	Fiscal Year 2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	162,550	(3)
May 11, 2022	Deferred Stock Award-Board of Directors	52,762		$13.61	Of the shares granted, 100% will vest on the earlier of the 2023 Annual Meeting or May 11, 2023.	52,762
Total						729,424
(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2022.
(2)Includes a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning July 1, 2020.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2022. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the years ended December 31, 2022, 2021, and 2020, Piedmont recognized approximately $8.8 million, $11.0 million and $9.7 million of compensation expense related to stock awards, of which approximately $7.7 million, $9.7 million and $8.5 million related to the amortization of unvested shares and potential stock awards and the fair value adjustment for liability awards, respectively. During the year ended December 31, 2022, a total of 362,863 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of December 31, 2022, approximately $5.5 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately one year.

11.    Earnings Per Share

There are no adjustments to “Net income/(loss) applicable to Piedmont” for the diluted earnings per share computations.

Net income/(loss) per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For each of the years ended December 31, 2022, 2021, and 2020, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 421,005, 1,114,025, and 289,681, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands):

	2022	2021	2020
Weighted-average common shares—basic	123,351	123,978	125,730
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	173	—	374
Weighted-average common shares—diluted	123,524	123,978	126,104

12.    Operating Leases

Piedmont’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease term, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Piedmont retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, generally they are not significant. Exposure to credit risk exists to the extent that tenant receivables exceed this amount. Security deposits liabilities related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2022 is presented below (in thousands):

Years ending December 31:
2023	$427,890
2024	406,853
2025	364,400
2026	318,914
2027	275,993
Thereafter	1,049,204
Total	$2,843,254

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively, as follows (in thousands):

	2022	2021	2020
Fixed payments	$451,403	$427,174	$433,841
Variable payments	94,338	87,445	86,112
Total Rental and Tenant Reimbursement Revenue	$545,741	$514,619	$519,953

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties and managed by Piedmont. Piedmont's right to use asset and corresponding lease liability, using Piedmont's incremental borrowing rate as the lease discount rate, was approximately $0.2 million for the year ended December 31, 2022 and approximately $0.1 million for the year ended December 31, 2021. For both the years ended December 31, 2022 and December 31, 2021, Piedmont recognized approximately $0.1 million of operating lease costs. As of December 31, 2022, the lease term of Piedmont's right of use asset is two years, and the discount rate is 3.86%.

13.    Property Dispositions and Assets Held for Sale

Property Dispositions

None of Piedmont's property dispositions during the three years ended December 31, 2022 met the criteria to be reported as discontinued operations. The operational results and gain on sale of real estate assets are presented as continuing operations in the accompanying consolidated statements of operations. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Reportable Segment	Date of Sale		Gain on Sale of Real Estate Assets	Net Sales Proceeds
1901 Market Street	Philadelphia, Pennsylvania	Other	June 25, 2020		$191,030	$350,805
New Jersey Portfolio	Various(1)	New York	October 28, 2020		$14,636	$9,289	(2)
Two Pierce Place	Itasca, Illinois	Other	January 25, 2022		$1,741	$24,272
225 and 235 Presidential Way	Boston, Massachusetts	Boston	January 28, 2022		$49,218	$119,609
Cambridge Portfolio (3)	Cambridge, Massachusetts	Boston	December 2022	(3)	$102,570	$155,307

(1)The New Jersey Portfolio is comprised of the following three properties: 200 Bridgewater Crossing in Bridgewater, New Jersey; 400 Bridgewater Crossing in Bridgewater, New Jersey; and 600 Corporate Drive in Lebanon, New Jersey.
(2)Excludes $118.5 million in proceeds received by Piedmont during the year ended December 31, 2022 resulting from the payoff of two notes receivable that Piedmont had received in late 2020 from the buyer of the New Jersey Portfolio. Additionally, during the year ended December 31, 2022, Piedmont reduced the gain on sale previously recognized as a result of returning $1.8 million in previously escrowed sales proceeds to the purchaser.
(3)The Cambridge Portfolio is comprised of the One Brattle Square building and the 1414 Massachusetts Avenue building in Cambridge, Massachusetts. The closing date for One Brattle Square was December 13, 2022, and the sale of 1414 Massachusetts Avenue closed on December 20, 2022.

Assets Held for Sale

The 225 and 235 Presidential Way assets met the criteria to be presented in the accompanying consolidated balance sheet as held for sale assets as of December 31, 2021. Details of such amounts as of December 31, 2021 are as follows (in thousands):

December 31, 2021
Real estate assets held for sale, net:
Land	$7,750
Building and improvements, less accumulated depreciation of $16,699 as of December 31, 2021	55,110
Construction in progress	1,027
Total real estate assets held for sale, net	$63,887

Other assets held for sale, net:
Straight-line rent receivables	$2,966
Deferred lease costs, less accumulated amortization of $996 as of December 31, 2021	5,427
Total other assets held for sale, net	$8,393

14.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2022, 2021, and 2020 (in thousands) are outlined below:

	2022	2021	2020
Accrued capital expenditures and deferred lease costs	$24,379	$24,817	$20,103
Change in accrued dividends	$(691)	$(365)	$(744)
Change in accrued share repurchases as part of an announced plan	$—	$(685)	$685
Notes receivable issued in conjunction with property dispositions	$—	$—	$118,500
Accrued deferred financing costs	$44	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020 to the consolidated balance sheets for the respective period (in thousands):

	2022	2021	2020
Cash and cash equivalents, beginning of period	$7,419	$7,331	$13,545
Restricted cash and escrows, beginning of period	1,441	1,883	1,841
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$8,860	$9,214	$15,386

Cash and cash equivalents, end of period	$16,536	$7,419	$7,331
Restricted cash and escrows, end of period	3,064	1,441	1,883
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$19,600	$8,860	$9,214

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

15.    Income Taxes

Piedmont’s income tax basis net income/(loss) for the years ended December 31, 2022, 2021, and 2020, is calculated as follows (in thousands):

	2022	2021	2020
GAAP basis financial statement net income/(loss)	$146,830	$(1,153)	$232,688
Increase/(decrease) in net income/(loss) resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	96,694	75,969	73,784
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(26,211)	(18,798)	(25,726)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(13,022)	(9,465)	(11,625)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(137,871)	—	(222,037)
Taxable income or loss of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	3,111	3,518	1,345
Other expenses, including impairment loss on real estate assets, for financial reporting purposes in excess of amounts for income tax purposes	30,310	51,095	10,970
Taxable income for POH in excess of/(less than) amount for financial reporting purposes	—	(654)	1,499
Income tax basis net income, prior to dividends paid deduction	$99,841	$100,512	$60,898

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2022	2021	2020
Ordinary income	82.85%	96.34%	91.91%
Return of capital	3.79%	3.66%	8.09%
Capital gains	13.36%	—%	—%
	100%	100%	100%

Piedmont has no uncertain tax positions as of December 31, 2022 and 2021, respectively. Piedmont recognized approximately $0, $0, and $1.0 million of recoveries of previously recorded estimated accrued interest and penalties for the years ended December 31, 2022, 2021 and 2020. The tax years 2019 to 2021 remain open to examination by various federal and state taxing authorities.

16.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Washington, D.C./Northern Virginia, Boston, Orlando, Minneapolis, and New York. These operating segments are also Piedmont’s reportable segments. As of December 31, 2022, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Years Ended December 31,
	2022	2021	2020
Atlanta	$131,230	$98,330	$95,403
Dallas	109,298	110,729	101,727
Washington, D.C./Northern Virginia	63,534	60,329	59,760
Minneapolis	61,530	61,563	61,465
Boston	59,212	65,445	61,338
Orlando	58,203	54,603	54,886
New York	56,189	52,454	69,827
Total reportable segments	539,196	503,453	504,406
Other	24,570	25,257	30,618
Total Revenues	$563,766	$528,710	$535,024

The following table presents NOI by geographic reportable segments (in thousands):

	Years Ended December 31,
	2022	2021	2020
Atlanta	$82,878	$62,772	$60,276
Dallas	62,444	66,155	59,845
Washington, D.C./Northern Virginia	39,994	36,914	36,696
Boston	39,101	45,587	41,722
Orlando	35,327	33,449	34,427
Minneapolis	31,886	32,538	33,588
New York	31,252	30,049	38,990
Total reportable segments	322,882	307,464	305,544
Other	14,685	10,163	13,915
Total NOI	$337,567	$317,627	$319,459

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income/(loss) applicable to Piedmont	$146,830	$(1,153)	$232,688
Management fee revenue (1)	(1,004)	(1,269)	(1,495)
Depreciation and amortization	224,553	206,608	203,869
Impairment losses	25,981	41,000	—
General and administrative expenses	29,127	30,252	27,464
Interest expense	65,656	51,292	54,990
Other income	(1,847)	(9,089)	(1,724)
Loss on extinguishment of debt	—	—	9,336
Gain on sale of real estate assets	(151,729)	—	(205,666)
Net loss applicable to noncontrolling interests	—	(14)	(3)
NOI	$337,567	$317,627	$319,459

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

17.    Subsequent Events

Declaration of Dividend for the First Quarter 2023

On February 1, 2023, the board of directors declared a dividend for the first quarter 2023 in the amount of $0.21 per share on its common stock to stockholders of record as of the close of business on February 24, 2023, payable on March 17, 2023.

Term Loan Facility

On January 31, 2023, Piedmont entered into an additional new $215 million term loan facility priced at Adjusted SOFR + 105 basis points with a final extended maturity date of January 31, 2025, inclusive of a one year extension option. Piedmont intends to use the proceeds from the facility, along with a combination of cash on hand, proceeds from select property dispositions, and/or a draw on its $600 Million Unsecured 2022 Line of Credit to repay its $350 Million Unsecured Senior Notes due 2023 that mature June 1, 2023.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2022
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	7,248	5,506	46,757	52,263	24,647	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	12,887	8,021	57,720	65,741	30,950	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,408	3,642	32,905	36,547	16,649	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	9,664	3,157	53,320	56,477	25,236	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	12,160	3,157	54,822	57,979	29,809	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,524	3,157	47,558	50,715	18,888	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	31,293	11,138	206,922	218,060	105,153	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(2,744)	6,662	66,287	72,949	29,321	2000	8/1/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	6,868	22,146	56,608	78,754	24,751	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	18,576	13,636	89,494	103,130	43,595	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	9,900	21,959	57,502	79,461	29,964	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	13,236	31,985	76,375	108,360	34,935	2001	11/19/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	94,553	60,708	235,353	296,061	77,272	1962	12/31/2003	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	52,362	11,791	121,976	133,767	48,497	1987	12/9/2004	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	(3,056)	2,543	17,143	19,686	7,839	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	(826)	2,543	31,008	33,551	14,532	1998	8/31/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	931	2,919	25,329	28,248	8,620	1997	10/1/2010	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2022
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	1,027	2,661	26,769	29,430	8,903	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,193	1,780	16,703	18,483	7,013	2008	6/7/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	4,824	2,570	25,379	27,949	9,360	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	3,364	36,930	132,434	169,364	36,149	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	5,772	7,190	61,217	68,407	18,590	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	4,480	4,820	42,247	47,067	11,623	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	9,598	6,640	54,408	61,048	12,418	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	745	2,020	11,425	13,445	2,928	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	None	9,560	50,276	59,836	6,108	9,560	56,384	65,944	12,851	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	18,665	5,870	85,514	91,384	16,629	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	5,123	2,147	27,048	29,195	5,609	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	7,553	4,470	45,601	50,071	10,682	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	2,350	1,980	11,280	13,260	2,075	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,319	1,890	95,413	97,303	17,620	2015	N/A	0	-	40
200 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	11,660	139,015	150,675	35,603	11,660	174,618	186,278	34,010	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	8,916	4,000	82,470	86,470	18,462	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	4,778	5,960	54,791	60,751	11,258	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	1,191	6,470	79,049	85,519	16,141	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	1,748	4,550	57,357	61,907	13,095	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	2,029	6,240	59,153	65,393	10,909	1997 / 2008	8/10/2016	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2022
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	20,446	6,470	76,271	82,741	14,027	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY	Irving, TX	100%	None	7,860	36,303	44,163	4,017	7,860	40,320	48,180	12,350	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	4,571	4,361	26,890	31,251	6,407	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	—	2,805	28,119	30,924	5,756	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD (6)	Hopkins, MN	100%	None	3,760	35,289	39,049	(10,553)	3,707	24,789	28,496	8,654	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	7,314	10,230	62,101	72,331	10,554	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	2,592	7,285	75,041	82,326	10,639	1982	5/6/2019	0	-	40
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	222	5,687	93,137	98,824	9,999	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	5,281	5,418	86,284	91,702	8,144	2002	8/23/2019	0	-	40
ONE GALLERIA TOWER	Dallas, TX	100%	None	5,286	107,767	113,053	11,985	5,286	119,752	125,038	17,500	1982	2/12/2020	0		40
TWO GALLERIA TOWER	Dallas, TX	100%	None	3,835	109,605	113,440	5,330	3,836	114,934	118,770	16,309	1985	2/12/2020	0		40
THREE GALLERIA TOWER	Dallas, TX	100%	None	6,541	125,490	132,031	9,141	6,541	134,631	141,172	17,539	1991	2/12/2020	0		40
222 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	1,899	18,417	20,316	3,534	1,899	21,951	23,850	57	1959	10/29/2020	0		40
999 PEACHTREE STREET	Atlanta, GA	100%	None	49,067	156,109	205,176	6,422	49,067	162,531	211,598	13,123	1987	10/22/2021	0		40
1180 PEACHTREE STREET	Atlanta, GA	100%	$197,000	56,932	389,654	446,586	(2)	56,932	389,652	446,584	7,524	2005	8/10/2022	0		40
UNDEVELOPED LAND PARCELS (7)	Various	100%	None	48,667	—	48,667	3,457	45,782	6,342	52,124	139	N/A	Various		N/A
Total—All Properties				$546,496	$3,436,705	$3,983,201	$523,127	$567,244	$3,939,084	$4,506,328	$1,005,704

(1)    All of Piedmont's properties are office buildings, except for the separately described Undeveloped Land Parcels.
(2)    Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.
(3)    Includes improvements and carrying costs capitalized subsequent to acquisition, as well as reductions related to write-offs of fully depreciated/amortized capitalized assets and impairment losses on real estate assets.
(4)    The net carrying value of Piedmont’s total assets for federal income tax purposes is approximately $3.9 billion.
(5)    Piedmont’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the lease term. Generally, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years, and Buildings are depreciated over 40 years.

(6)    During the year ended December 31, 2022, Piedmont recognized a $10.0 million impairment charge on the 9320 Excelsior Boulevard asset. See Note 7 to the accompanying consolidated financial statements for further detail.
(7)    Undeveloped Land Parcels includes land parcels that Piedmont may develop in the future.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(dollars in thousands)

	2022	2021	2020
Real Estate:
Balance at the beginning of the year	$4,206,993	$3,891,426	$3,818,287
Additions to/improvements of real estate	565,552	379,516	493,760
Assets disposed	(214,728)	—	(393,231)
Assets impaired (1)	(10,000)	(41,000)	—
Write-offs of intangible assets (2)	(26,430)	(13,646)	(15,891)
Write-offs of fully depreciated/amortized assets	(15,059)	(9,303)	(11,499)
Balance at the end of the year	$4,506,328	$4,206,993	$3,891,426
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$961,682	$835,392	$875,777
Depreciation and amortization expense	166,234	149,239	142,762
Assets disposed	(80,723)	—	(155,757)
Write-offs of intangible assets (2)	(26,430)	(13,646)	(15,891)
Write-offs of fully depreciated/amortized assets	(15,059)	(9,303)	(11,499)
Balance at the end of the year	$1,005,704	$961,682	$835,392

(1)Piedmont recognized an impairment loss on the 9320 Excelsior Building during the year ended December 31, 2022, as well as the Two Pierce Place building during the year ended December 31, 2021. (see Note 7 to the accompanying consolidated financial statements).
(2)Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.
S-4