Form 10-Q
period 2023-03-31
Piedmont Office Realty Trust, Inc.
filed 2023-05-01
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 27, 2023:
123,642,953 shares

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
•Risks associated with incurring mortgage and other indebtedness, including changing capital reserve requirements on our lenders and rapidly rising interest rates in the public bond markets, could impact our ability to finance properties or refinance existing debt or significantly increase operating/financing costs;
•A downgrade in our credit rating could materially adversely affect our business and financial condition;
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
•The adequacy of our general reserve related to tenant lease-related assets or the establishment of any other reserve in the future; and
•Other factors, including the risk factor described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, as well as the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2022. Piedmont’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$567,244	$567,244
Buildings and improvements, less accumulated depreciation of $947,209 and $915,010 as of March 31, 2023 and December 31, 2022, respectively	2,767,363	2,766,990
Intangible lease assets, less accumulated amortization of $83,997 and $90,694 as of March 31, 2023 and December 31, 2022, respectively	106,183	114,380
Construction in progress	46,007	52,010
Total real estate assets	3,486,797	3,500,624
Cash and cash equivalents	170,593	16,536
Tenant receivables, net of allowance for doubtful accounts of $600 and $1,000 as of March 31, 2023 and December 31, 2022, respectively	6,280	4,762
Straight-line rent receivables	176,320	172,019
Restricted cash and escrows	4,183	3,064
Prepaid expenses and other assets	26,810	17,152
Goodwill	82,937	82,937
Interest rate swaps	2,899	4,183
Deferred lease costs, less accumulated amortization of $206,053 and $221,731 as of March 31, 2023 and December 31, 2022, respectively	280,641	284,248
Total assets	$4,237,460	$4,085,525
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $14,045 and $13,319 as of March 31, 2023 and December 31, 2022, respectively	$2,000,955	$1,786,681
Secured debt	197,000	197,000
Accounts payable, accrued expenses and accrued capital expenditures	98,464	110,306
Dividends payable	—	25,357
Deferred income	67,056	59,977
Intangible lease liabilities, less accumulated amortization of $35,789 and $36,423 as of March 31, 2023 and December 31, 2022, respectively	53,494	56,949
Interest rate swaps	394	—
Total liabilities	2,417,363	2,236,270
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2023 or December 31, 2022	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,642,953 and 123,439,558 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,236	1,234
Additional paid-in capital	3,710,767	3,711,005
Cumulative distributions in excess of earnings	(1,883,225)	(1,855,893)
Accumulated other comprehensive loss	(10,266)	(8,679)
Piedmont stockholders’ equity	1,818,512	1,847,667
Noncontrolling interest	1,585	1,588
Total stockholders’ equity	1,820,097	1,849,255
Total liabilities and stockholders’ equity	$4,237,460	$4,085,525
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental and tenant reimbursement revenue	$136,829	$131,912
Property management fee revenue	507	651
Other property related income	5,031	3,586
	142,367	136,149
Expenses:
Property operating costs	57,791	53,622
Depreciation	35,797	31,515
Amortization	22,031	22,252
General and administrative	7,691	7,595
	123,310	114,984
Other income (expense):
Interest expense	(22,077)	(13,898)
Other income	1,656	2,024
Gain on sale of real estate assets	—	50,673
	(20,421)	38,799
Net income/(loss)	(1,364)	59,964
Net income applicable to noncontrolling interest	(3)	—
Net income/(loss) applicable to Piedmont	$(1,367)	$59,964
Per share information – basic and diluted:
Net income/(loss) applicable to common stockholders	$(0.01)	$0.49
Weighted-average common shares outstanding – basic	123,550,047	123,225,145
Weighted-average common shares outstanding – diluted	123,550,047	123,509,990
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2023		2022

Net income/(loss) applicable to Piedmont		$(1,367)		$59,964
Other comprehensive income:
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(1,103)		3,876
Plus: Reclassification of net loss/(gain) included in net income (See Note 4)	(484)		705
Other comprehensive income/(loss)		(1,587)		4,581
Comprehensive income/(loss) applicable to Piedmont		$(2,954)		$64,545

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,965)	—	(6)	(25,971)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	203	2	(238)	—	—	—	(236)
Net income applicable to noncontrolling interest	—	—	—	—	—	3	3
Net loss applicable to Piedmont	—	—	—	(1,367)	—	—	(1,367)
Other comprehensive loss	—	—	—	—	(1,587)	—	(1,587)
Balance, March 31, 2023	123,643	$1,236	$3,710,767	$(1,883,225)	$(10,266)	$1,585	$1,820,097

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,899)	—	(6)	(25,905)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	254	2	4,409	—	—	—	4,411
Net income applicable to Piedmont	—	—	—	59,964	—	—	59,964
Other comprehensive income	—	—	—	—	4,581	—	4,581
Balance, March 31, 2022	123,331	$1,233	$3,706,207	$(1,865,016)	$(13,573)	$1,623	$1,830,474

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income/(loss)	$(1,364)	$59,964
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	35,797	31,515
Amortization of debt issuance costs inclusive of settled interest rate swaps	1,330	869
Other amortization	19,779	20,111
Reversal of general reserve for uncollectible accounts	(400)	—
Stock compensation expense	1,762	2,814
Gain on sale of real estate assets	—	(50,673)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(5,419)	(3,712)
Increase in prepaid expenses and other assets	(9,007)	(947)
Decrease in accounts payable and accrued expenses	(6,841)	(19,066)
Increase/(decrease) in deferred income	4,761	(1,026)
Net cash provided by operating activities	40,398	39,849
Cash Flows from Investing Activities:
Capitalized expenditures	(36,184)	(32,565)
Net sales proceeds from wholly-owned properties	—	143,594
Proceeds from notes receivable	—	118,500
Deferred lease costs paid	(9,218)	(5,235)
Net cash (used in)/provided by investing activities	(45,402)	224,294
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(515)	(15)
Proceeds from debt	266,603	87,000
Repayments of debt	(53,000)	(296,000)
Value of shares withheld for payment of taxes related to employee stock compensation	(1,579)	(3,366)
Dividends paid	(51,329)	(51,954)
Net cash provided by/(used in) financing activities	160,180	(264,335)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	155,176	(192)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	19,600	8,860
Cash, cash equivalents, and restricted cash and escrows, end of period	$174,776	$8,668

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023, Piedmont owned 51 in-service office properties and one redevelopment asset, primarily located in major U.S. Sunbelt office markets. As of March 31, 2023, the in-service office properties comprised approximately 16.7 million square feet (unaudited) and were 86.1% leased.

2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Piedmont are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results.

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates include the underlying cash flows and holding periods used in assessing impairment, judgements regarding the recoverability of goodwill, and the assessment of the collectability of receivables. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could materially differ from those estimates.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Fixed payments	$112,560	$109,732
Variable payments	24,269	22,180
Total Rental and Tenant Reimbursement Revenue	$136,829	$131,912

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $0.1 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For both the three months ended March 31, 2023 and 2022, Piedmont recognized approximately $20,000, respectively, of operating lease costs related to these office space leases. As of March 31, 2023, the remaining lease term of Piedmont's right of use asset is approximately 2 years, and the discount rate is 3.86%.

3.    Debt

During the three months ended March 31, 2023, Piedmont entered into a new $215 million, floating-rate, unsecured term loan facility (the “$215 Million Unsecured 2023 Term Loan”). The term of the $215 Million Unsecured 2023 Term Loan is one year, with an option to extend for an additional one year for a final maturity date of January 31, 2025. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont. As of March 31, 2023, the applicable interest rate spread on the loan was 1.05%.

The $215 Million Unsecured 2023 Term Loan has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

Additionally, during the three months ended March 31, 2023, Piedmont amended the $250 million, floating-rate, unsecured term loan facility (the "$250 Million Unsecured 2018 Term Loan") to convert the reference interest rate from LIBOR to SOFR, along with the various other related amendments necessary to affect this conversion.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2023 and December 31, 2022 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2023	December 31, 2022
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%			10/1/2028		$197,000	$197,000
Subtotal						197,000	197,000
Unsecured (Variable and Fixed)
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		350,000	350,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.05%	5.95%	(3)	1/31/2024	(4)	215,000	—
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		400,000	400,000
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.00%	5.91%	(3)	12/16/2024	(5)	200,000	200,000
$250 Million Unsecured 2018 Term Loan	SOFR + 0.95%	4.54%		3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 0.85%	—%	(3)	6/30/2026	(6)	—	—
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(14,045)	(13,319)
Subtotal/Weighted Average (7)	4.14%					$2,000,955	$1,786,681
Total/Weighted Average (7)	4.13%					$2,197,955	$1,983,681

(1)All of Piedmont’s outstanding debt as of March 31, 2023 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street, which will begin amortizing principal in October 2023.
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
(4)Piedmont may extend the term for an additional year to a final extended maturity date of January 31, 2025 provided Piedmont is not then in default and upon payment of extension fees.
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
(7)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2023.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $23.4 million and $15.8 million for the three months ended March 31, 2023 and 2022, respectively. Also, Piedmont capitalized interest of approximately $1.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2023.

4.    Derivative Instruments
Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. In certain situations, Piedmont has entered into derivative financial instruments, specifically interest rate swap agreements, to manage interest rate risk exposure arising from current or future variable rate debt transactions. Interest rate swap agreements involve the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the three months ended March 31, 2023, Piedmont amended the two remaining LIBOR-designated interest rate swap agreements to change the reference rate from LIBOR to SOFR, in order to match the amended underlying debt terms (see Note 3 above). All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are now designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 24 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2023 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2023 and December 31, 2022, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2023	December 31, 2022
Gross derivative assets	$2,899	$4,183
Gross derivative liabilities	(394)	—
Net derivative asset	$2,505	$4,183

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2023 and 2022, respectively, is as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2023	March 31, 2022
Amount of gain/(loss) recognized in OCI	$(1,103)	$3,876
Amount of previously recorded gain/(loss) reclassified from OCI into interest expense	$484	$(705)

Total amount of interest expense presented in the consolidated statements of operations	$(22,077)	$(13,898)

Piedmont estimates that approximately $2.8 million will be reclassified from OCI as a decrease in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.4 million as of March 31, 2023. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023			December 31, 2022
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$170,593	$170,593	Level 1	$16,536	$16,536	Level 1
Tenant receivables, net (1)	$6,280	$6,280	Level 1	$4,762	$4,762	Level 1
Restricted cash and escrows (1)	$4,183	$4,183	Level 1	$3,064	$3,064	Level 1
Interest rate swaps	$2,899	$2,899	Level 2	$4,183	$4,183	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$20,184	$20,184	Level 1	$63,225	$63,225	Level 1
Interest rate swaps	$394	$394	Level 2	$—	$—	Level 2
Debt, net	$2,197,955	$2,018,146	Level 2	$1,983,681	$1,825,723	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2023 and December 31, 2022; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2023 and December 31, 2022. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2023 and December 31, 2022, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

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

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three months ended March 31, 2023 or 2022.

7.    Stock Based Compensation
Annually, the Compensation Committee of Piedmont's Board of Directors has granted deferred stock award units to certain employees at its discretion. Employee awards typically vest ratably over three or four years. In addition, Piedmont's independent directors receive an annual grant of deferred stock award units for services rendered and such awards vest over a one year service period.

Certain management employees' long-term equity incentive program is split between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these certain employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, advised by an outside compensation consultant. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon termination) and vest immediately. In the event that a participant's employment is terminated prior to the end of the multi-year period, in certain circumstances the participant may be entitled to a pro-rated award based on Piedmont's TSR relative performance as of the termination date. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method and is recognized ratably over the performance period.

A rollforward of Piedmont's equity based award activity for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2022	729,424	$19.21
Deferred Stock Awards Granted	865,334	$10.03
Performance Stock Awards Granted	424,922	$12.37
Change in Estimated Potential Share Awards based on TSR Performance	30,977	$21.06
Performance Stock Awards Vested	(90,064)	$25.83
Deferred Stock Awards Vested	(265,471)	$15.34
Deferred Stock Awards Forfeited	(138)	$17.15
Unvested and Potential Stock Awards as of March 31, 2023	1,694,984	$13.09

The following table provides additional information regarding stock award activity during the three months ended March 31, 2023 and 2022, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$10.03	$16.85
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$4,073	$3,319
Share-based Liability Awards Paid During the Period (1)	$—	$5,481

(1)Reflects the value of stock earned pursuant to the 2019-21 Performance Share Plan during the three months ended March 31, 2022.

A detail of Piedmont’s outstanding stock awards and programs as of March 31, 2023 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	30,958	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024 respectively.	19,011
February 17, 2021	Deferred Stock Award	212,936		$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	58,664
February 18, 2021	2021-2023 Performance Share Program	—		$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	96,754	(3)
February 10, 2022	Deferred Stock Award	172,923		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	114,868
February 17, 2022	2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	174,167	(3)
May 11, 2022	Deferred Stock Award-Board of Directors	52,762		$13.61	Of the shares granted, 100% will vest on the earlier of the 2023 Annual Meeting or May 11, 2023.	52,762
February 13, 2023	Deferred Stock Award	398,906		$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	334,427
February 23, 2023	2023-2025 Performance Share Program	—		$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	424,922	(3)
February 23, 2023	Deferred Stock Award	419,410		$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	419,410
Total						1,694,985

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2023.
(2)Includes a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective on July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning July 1, 2020.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2023. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended March 31, 2023 and 2022, Piedmont recognized approximately $1.8 million and $2.8 million, respectively, of compensation expense related to stock awards, of which $1.8 million and $1.7 million, respectively, is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the three months ended March 31, 2023, 203,395 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of March 31, 2023, approximately $17.7 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

8.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the three months ended March 31, 2023 and 2022 (in thousands) are outlined below:

	Three Months Ended
	March 31, 2023	March 31, 2022
Accrued capital expenditures and deferred lease costs	$15,709	$15,557
Change in accrued dividends	$(25,358)	$(26,048)
Accrued deferred financing costs	$53	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, to the consolidated balance sheets for the respective period (in thousands):

	2023	2022
Cash and cash equivalents, beginning of period	$16,536	$7,419
Restricted cash and escrows, beginning of period	3,064	1,441
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$19,600	$8,860

Cash and cash equivalents, end of period	$170,593	$7,211
Restricted cash and escrows, end of period	4,183	1,457
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$174,776	$8,668

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

Net income/(loss) per share-basic is calculated as net income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income/(loss) per share-diluted is calculated as net income/(loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended March 31, 2023 and 2022, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 1,204,123 and 195,837, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted-average common shares – basic	123,550	123,225
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	—	285
Weighted-average common shares – diluted	123,550	123,510

10.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Washington, D.C./Northern Virginia, Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of March 31, 2023, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Atlanta	$39,217	$29,268
Dallas	28,282	27,085
Orlando	15,414	13,906
Washington, D.C./Northern Virginia	14,899	15,606
Minneapolis	14,961	15,109
New York	13,485	13,875
Boston	10,251	15,365
Total reportable segments	136,509	130,214
Other	5,858	5,935
Total Revenues	$142,367	$136,149

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Atlanta	$25,186	$18,555
Dallas	15,776	16,099
Orlando	9,265	8,499
Washington, D.C./Northern Virginia	8,980	10,047
Minneapolis	8,222	7,914
New York	7,371	7,757
Boston	6,333	10,473
Total reportable segments	81,133	79,344
Other	3,366	3,037
Total NOI	$84,499	$82,381

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income/(loss) applicable to Piedmont	$(1,367)	$59,964
Management fee revenue (1)	(293)	(362)
Depreciation and amortization	57,828	53,767
General and administrative expenses	7,691	7,595
Interest expense	22,077	13,898
Other income	(1,440)	(1,808)
Gain on sale of real estate assets	—	(50,673)
Net income applicable to noncontrolling interests	3	—
NOI	$84,499	$82,381

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

11.    Subsequent Event

Second Quarter Dividend Declaration

On May 1, 2023, the board of directors of Piedmont declared a dividend for the second quarter of 2023 in the amount of $0.21 per common share outstanding to stockholders of record as of the close of business on May 26, 2023. Such dividend will be paid on June 16, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

We intend to use cash and cash equivalents on hand, cash flows generated from the operation of our properties, net proceeds from the potential disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity, including to repay the $350 Million Unsecured Senior Notes due 2023 that mature on June 1, 2023. Following the repayment of the bonds in June, our next scheduled debt maturity is our new $215 Million Unsecured 2023 Term Loan that was put in place during first quarter of 2023; however, we have the ability to extend that facility for an additional year to a final extended maturity date of January 2025 (see Note 3). Our only other debt maturity over the next twelve months is the $400 Million Unsecured Senior Notes due 2024, maturing in March 2024, which we currently anticipate refinancing using any, or a combination of, the following: accessing the public debt markets; issuing new unsecured or secured borrowings from third-party lenders; disposing of select properties; borrowing through draws under our existing $600 Million Unsecured 2022 Line of Credit. The nature and timing of these additional sources of capital will be highly dependent on market conditions. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2023 and 2022 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Capital expenditures for redevelopment/renovations	$12,446	$13,223
Other capital expenditures, including building and tenant improvements	23,738	19,342
Total capital expenditures (1)	$36,184	$32,565

(1)Of the total amounts paid, approximately $2.0 million and $1.2 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the three months ended March 31, 2023 and 2022, respectively.

"Capital expenditures for redevelopment/renovations" during both the three months ended March 31, 2023 and 2022 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our Galleria Tower buildings in Dallas, Texas; as well as our Galleria buildings and 999 Peachtree Street in Atlanta, Georgia, among others.

"Other capital expenditures, including building and tenant improvements" includes all other capital expenditures during the period and is typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office properties. We currently do not anticipate incurring any unusually large or material capital expenditures within any given year in order to meet recognized sustainable development standards, and achieve our environmental impact goals.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For example, for leases executed during the three months ended March 31, 2023, we committed to spend approximately $6.18 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.59 (net of expired lease commitments) for the three months ended March 31, 2022.

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

There are other uses of capital that may arise as part of our typical operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. On a longer term basis, we may also use capital to repay obligations as they become due. Finally, although repayment of debt is currently our primary focus, we have approximately $150.5 million of board-authorized share repurchase capacity remaining under our share repurchase program which could be used for share repurchases through February 2024.

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

Results of Operations

Overview

Net income/(loss) applicable to common stockholders for the three months ended March 31, 2023 was approximately $(1.4) million or $(0.01) per diluted share, as compared with net income applicable to common stockholders of $60.0 million, or $0.49 per diluted share, for the three months ended March 31, 2022. The prior quarter ended March 31, 2022 included a $50.7 million, or $0.41 per diluted share, gain on sale of real estate assets almost entirely associated with the sale of the 225 and 235 Presidential Way assets. An approximate $8.2 million increase in interest expense in the current quarter as compared to the same period in the prior year also accounted for $0.07 per diluted share of the variance.

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

The following table sets forth selected data from our consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2023	% of Revenues	March 31, 2022	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$136.8		$131.9		$4.9
Property management fee revenue	0.5		0.7		(0.2)
Other property related income	5.0		3.6		1.4
Total revenues	142.3	100%	136.2	100%	6.1
Expense:
Property operating costs	57.8	41%	53.6	39%	4.2
Depreciation	35.8	24%	31.5	23%	4.3
Amortization	22.0	15%	22.3	16%	(0.3)
General and administrative	7.7	5%	7.6	6%	0.1
	123.3		115.0		8.3
Other income (expense):
Interest expense	(22.1)	15%	(13.9)	10%	(8.2)
Other income	1.7	—%	2.0	1%	(0.3)
Gain on sale of real estate assets	—	—%	50.7	37%	(50.7)
Net income/(loss)	$(1.4)	—%	$60.0	44%	$(61.4)

Revenue

Rental and tenant reimbursement revenue increased approximately $4.9 million for the three months ended March 31, 2023 as compared to the same period in the prior year. The increase was primarily due to capital recycling activity and higher tenant reimbursements as a result of higher recoverable operating expenses as compared to the prior period.

Other property related income increased approximately $1.4 million for the three months ended March 31, 2023 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period. Additionally, parking revenue associated with the 1180 Peachtree building that was acquired during the third quarter of 2022 also contributed to the increase.

Expense

Property operating costs increased approximately $4.2 million for the three months ended March 31, 2023 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, and capital recycling activity during the twelve months ended March 31, 2023.

Depreciation expense increased approximately $4.3 million for the three months ended March 31, 2023 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service during the twelve months ended March 31, 2023 as well as capital recycling activity during the twelve months ended March 31, 2023.

Other Income (Expense)

Interest expense increased approximately $8.2 million for the three months ended March 31, 2023 as compared to the same period in the prior year primarily driven by a higher average debt balance outstanding during the current period, as well as increased interest rates on our variable rate debt. This increase was partially offset by a $0.2 million increase in capitalized interest associated with various redevelopment projects in progress during the three months ended March 31, 2023.

Gain on sale of real estate assets during the three months ended March 31, 2022 primarily consisted of the gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of March 31, 2023	As of December 31, 2022

Due from non-guarantor subsidiary	$900	$900
Total assets	$479,581	$325,884
Total liabilities	$2,031,551	$1,845,551

		For the Three Months Ended March 31, 2023
Total revenues		$11,918
Net loss		$(17,543)

Net Operating Income by Geographic Segment

Our chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Washington, D.C./Northern Virginia, Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of March 31, 2023, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These two properties are included in "Other" below. See Note 10 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Atlanta	$25,186	$18,555
Dallas	15,776	16,099
Orlando	9,265	8,499
Washington, D.C./Northern Virginia	8,980	10,047
Minneapolis	8,222	7,914
New York	7,371	7,757
Boston	6,333	10,473
Total reportable segments	81,133	79,344
Other	3,366	3,037
Total NOI	$84,499	$82,381

Comparison of the Three Months Ended March 31, 2023 Versus the Three Months Ended March 31, 2022

Atlanta

NOI increased primarily due to the acquisition of 1180 Peachtree Street during the third quarter of 2022.

Orlando

NOI increased primarily due to a large new tenant lease commencing at 200 South Orange Avenue during 2022.

Washington, D.C.

NOI decreased due to the early termination of certain leases at Arlington Gateway in late 2022.

Boston

NOI decreased primarily due to the disposition of the 225 and 235 Presidential Way assets in January 2022 and the disposition of the One Brattle Square and 1414 Massachusetts assets (the Cambridge Portfolio) in December 2022.

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

Reconciliations of net income/(loss) applicable to common stock to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2023		Per Share(1)	March 31, 2022	Per Share(1)
GAAP net income/(loss) applicable to common stock	$(1,367)		$(0.01)	$59,964	$0.49
Depreciation of real estate assets	35,690		0.29	31,332	0.25
Amortization of lease-related costs	22,021		0.18	22,240	0.18
Gain on sale of real estate assets	—		—	(50,673)	(0.41)
NAREIT Funds From Operations and Core Funds From Operations applicable to common stock	56,344		$0.46	62,863	$0.51
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,239			778
Depreciation of non real estate assets	97			173
Straight-line effects of lease revenue	(3,187)			(2,577)
Stock-based compensation adjustments	183			(552)
Amortization of lease-related intangibles	(3,412)			(3,162)
Non-incremental capital expenditures (2)	(14,472)			(18,947)
Adjusted Funds From Operations applicable to common stock	$36,792			$38,576
Weighted-average shares outstanding – diluted	123,690	(3)		123,510

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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per diluted share applicable to Piedmont for the three months ended March 31, 2023 as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation of net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2023 and 2022 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Net income/(loss) applicable to Piedmont (GAAP)	$(1,367)	$59,964	$(1,367)	$59,964

Net income applicable to noncontrolling interest	3	—	3	—
Interest expense	22,077	13,898	22,077	13,898
Depreciation	35,787	31,505	35,787	31,505
Amortization	22,021	22,240	22,021	22,240
Depreciation and amortization attributable to noncontrolling interests	20	22	20	22
Gain on sale of real estate assets	—	(50,673)	—	(50,673)

EDITDAre(1) Core EBITDA(2)	78,541	76,956	78,541	76,956
General & administrative expenses	7,691	7,595	7,691	7,595
Management fee revenue (3)	(293)	(362)	(293)	(362)
Other income	(1,440)	(1,808)	(1,440)	(1,808)
Non-cash general reserve/(reversal) for uncollectible accounts	(400)	—
Straight-line effects of lease revenue	(3,187)	(2,577)
Straight line effects of lease revenue attributable to noncontrolling interests	(4)	(1)
Amortization of lease-related intangibles	(3,412)	(3,162)

Property NOI	77,496	76,641	84,499	82,381

Net operating (income)/loss from:
Acquisitions (4)	(5,073)	—	(7,368)	—
Dispositions (5)	25	(3,080)	25	(3,161)
Other investments (6)	164	189	62	247

Same Store NOI	$72,612	$73,750	$77,218	$79,467

Change period over period in Same Store NOI	(1.5)%	N/A	(2.8)%	N/A

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
(4)Acquisitions include 1180 Peachtree Street in Atlanta, Georgia, purchased during the third quarter of 2022.
(5)Dispositions include Two Pierce Place in Itasca, Illinois and 225 and 235 Presidential Way in Woburn, Massachusetts, sold in the first quarter of 2022, and One Brattle Square and 1414 Massachusetts Avenue in Cambridge, Massachusetts, sold in the fourth quarter of 2022.
(6)Other investments include active redevelopment and development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

Overview

Our portfolio consists of office properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of March 31, 2023, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Consequently, leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 86.1% leased as of March 31, 2023, as compared to 86.7% leased as of December 31, 2022. Despite approximately 224,000 of net new leasing during the quarter, two expirations at certain of our properties were the primary drivers of the small decrease in our occupancy during the quarter. However, scheduled lease expirations for the portfolio as a whole for the rest of 2023 represent less than 5% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space exceed or fall short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant in the property typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases, both to new tenants and those renewing, often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new lease or renewal has commenced and negatively impact Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2023, we had approximately 1.3 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $40 million of additional annual cash revenue.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended March 31, 2023, we experienced a 5.7% and 9.9% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended March 31, 2023 as compared to the same period in the prior year, Property NOI increased by 1.1% and 2.6% on a cash and accrual basis, respectively, primarily due to rental rate roll-ups and capital recycling activity during 2022. Same Store NOI decreased slightly by 1.5% and 2.8% on an cash and accrual basis, respectively, for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily due to a decline in our overall leased percentage as of March 31, 2023, as well as an increase in leases under some form of rental and/or operating expense abatement due to recent leasing activity, as well as an increase in square feet of leases which are executed but yet to commence. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the three months ended March 31, 2023.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of March 31, 2023, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit, the $200 Million 2022 Unsecured Term Loan Facility, and the $215 Million Unsecured 2023 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of March 31, 2023, other than the $600 Million Unsecured 2022 Line of Credit, the $200 Million Unsecured 2022 Term Loan Facility, and the $215 Million Unsecured 2023 Term Loan, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.0 billion and $1.8 billion as of March 31, 2023 and December 31, 2022, respectively. Our interest rate swap agreements in place as of March 31, 2023 and December 31, 2022 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 4.54%.

As of March 31, 2023, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.8 billion has an average effective interest rate of approximately 3.72% per annum with expirations ranging from 2023 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2023, we had no outstanding balance on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 0.85% per annum (based on our current corporate credit rating). Our $200 Million Unsecured 2022 Term Loan Facility has a stated rate of Adjusted SOFR plus 1.00% per annum (based on our current corporate credit rating), resulting in a total interest rate of 5.91%. Our $215 Million Unsecured 2023 Term Loan has a stated rate of Adjusted SOFR plus 1.05% per annum (based on our current corporate credit rating), resulting in a total interest rate of 5.95%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2023 would increase interest expense approximately $4.2 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Recently, we have seen the abrupt failure of more than one regional bank. Although we hold cash primarily in the top ten banks in the United States and we did not experience any loss related to the recent bank failures, if any of the banking institutions in which we deposit funds ultimately fails, we may lose amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute, to pay down maturing debt, or to invest, and could result in a decline in the value of our stockholders' investment.

There have been no other known material changes, other than as described above, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2023.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the first quarter of 2023. As of March 31, 2023, approximately $150.5 million remains available under our stock repurchase program to make share repurchases through February 2024, at the discretion of management.

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019).

10.1	Amendment No. 5 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective February 23, 2023

10.2	Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 23, 2023

10.3
Amendment No. 3, dated as of March 29, 2023, to the Term Loan Agreement dated March 29, 2018, between Piedmont Operating Partnership, LP, as Borrower and U.S. Bank National Association as Administrative Agent

10.4
Term Loan Agreement dated as of January 31, 2023, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2023).

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	May 1, 2023	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)