Form 10-Q
period 2023-06-30
Piedmont Office Realty Trust, Inc.
filed 2023-07-18
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 17, 2023:
123,696,475 shares

FORM 10-Q
PIEDMONT OFFICE REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Office Realty Trust, Inc. ("Piedmont," "we," "our," or "us"), or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financings, and operating objectives; discussions regarding future dividends and share repurchases; and discussions regarding potential acquisition and disposition activity and the potential impact of economic conditions on our real estate and lease portfolio, among others.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2022. Piedmont’s results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$567,244	$567,244
Buildings and improvements, less accumulated depreciation of $981,052 and $915,010 as of June 30, 2023 and December 31, 2022, respectively	2,787,404	2,766,990
Intangible lease assets, less accumulated amortization of $83,763 and $90,694 as of June 30, 2023 and December 31, 2022, respectively	98,364	114,380
Construction in progress	59,116	52,010
Total real estate assets	3,512,128	3,500,624
Cash and cash equivalents	5,167	16,536
Tenant receivables, net of allowance for doubtful accounts of $600 and $1,000 as of June 30, 2023 and December 31, 2022, respectively	5,387	4,762
Straight-line rent receivables	180,339	172,019
Restricted cash and escrows	5,055	3,064
Prepaid expenses and other assets	23,566	17,152
Goodwill	82,937	82,937
Interest rate swaps	5,693	4,183
Deferred lease costs, less accumulated amortization of $208,072 and $221,731 as of June 30, 2023 and December 31, 2022, respectively	274,077	284,248
Total assets	$4,094,349	$4,085,525
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $12,764 and $13,319 as of June 30, 2023 and December 31, 2022, respectively	$1,852,236	$1,786,681
Secured debt	197,000	197,000
Accounts payable, accrued expenses and accrued capital expenditures	107,629	110,306
Dividends payable	—	25,357
Deferred income	89,815	59,977
Intangible lease liabilities, less accumulated amortization of $33,033 and $36,423 as of June 30, 2023 and December 31, 2022, respectively	50,335	56,949
Total liabilities	2,297,015	2,236,270
Commitments and Contingencies (Note 6)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2023 or December 31, 2022	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,691,542 and 123,439,558 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,237	1,234
Additional paid-in capital	3,712,688	3,711,005
Cumulative distributions in excess of earnings	(1,911,188)	(1,855,893)
Accumulated other comprehensive loss	(6,977)	(8,679)
Piedmont stockholders’ equity	1,795,760	1,847,667
Noncontrolling interest	1,574	1,588
Total stockholders’ equity	1,797,334	1,849,255
Total liabilities and stockholders’ equity	$4,094,349	$4,085,525
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental and tenant reimbursement revenue	$137,503	$132,151	$274,332	$264,063
Property management fee revenue	437	326	944	977
Other property related income	5,132	3,832	10,163	7,418
	143,072	136,309	285,439	272,458
Expenses:
Property operating costs	58,368	53,634	116,159	107,256
Depreciation	36,475	32,372	72,272	63,887
Amortization	21,333	21,480	43,364	43,732
General and administrative	7,279	7,027	14,970	14,622
	123,455	114,513	246,765	229,497
Other income (expense):
Interest expense	(23,389)	(13,775)	(45,466)	(27,673)
Other income	1,787	(57)	3,443	1,967
Gain on sale of real estate assets	—	1	—	50,674
	(21,602)	(13,831)	(42,023)	24,968
Net income/(loss)	(1,985)	7,965	(3,349)	67,929
Net loss/(income) applicable to noncontrolling interest	(3)	1	(6)	1
Net income/(loss) applicable to Piedmont	$(1,988)	$7,966	$(3,355)	$67,930
Per share information – basic and diluted:
Net income/(loss) applicable to common stockholders	$(0.02)	$0.06	$(0.03)	$0.55
Weighted-average common shares outstanding – basic	123,671,261	123,366,482	123,610,989	123,296,204
Weighted-average common shares outstanding – diluted	123,671,261	123,678,553	123,610,989	123,617,272
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022

Net income/(loss) applicable to Piedmont		$(1,988)		$7,966		$(3,355)		$67,930
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	4,107		969		3,022		4,845
Plus: Reclassification of net loss/(gain) included in net income (See Note 4)	(818)		554		(1,320)		1,259
Other comprehensive income		3,289		1,523		1,702		6,104
Comprehensive income/(loss) applicable to Piedmont		$1,301		$9,489		$(1,653)		$74,034

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	123,643	$1,236	$3,710,767	$(1,883,225)	$(10,266)	$1,585	$1,820,097
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,975)	—	(14)	(25,989)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	49	1	1,921	—	—	—	1,922
Net income applicable to noncontrolling interest	—	—	—	—	—	3	3
Net loss applicable to Piedmont	—	—	—	(1,988)	—	—	(1,988)
Other comprehensive income	—	—	—	—	3,289	—	3,289
Balance, June 30, 2023	123,692	$1,237	$3,712,688	$(1,911,188)	$(6,977)	$1,574	$1,797,334

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	123,331	$1,233	$3,706,207	$(1,865,016)	$(13,573)	$1,623	$1,830,474
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,912)	—	(14)	(25,926)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	59	1	1,626	—	—	—	1,627
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	7,966	—	—	7,966
Other comprehensive income	—	—	—	—	1,523	—	1,523
Balance, June 30, 2022	123,390	$1,234	$3,707,833	$(1,882,962)	$(12,050)	$1,608	$1,815,663

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.42 per share) and stockholders of subsidiaries	—	—	—	(51,940)	—	(20)	(51,960)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	252	3	1,683	—	—	—	1,686
Net income applicable to noncontrolling interest	—	—	—	—	—	6	6
Net loss applicable to Piedmont	—	—	—	(3,355)	—	—	(3,355)
Other comprehensive income	—	—	—	—	1,702	—	1,702
Balance, June 30, 2023	123,692	$1,237	$3,712,688	$(1,911,188)	$(6,977)	$1,574	$1,797,334

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Dividends to common stockholders ($0.42 per share) and stockholders of subsidiaries	—	—	—	(51,811)	—	(20)	(51,831)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	313	3	6,035	—	—	—	6,038
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	67,930	—	—	67,930
Other comprehensive income	—	—	—	—	6,104	—	6,104
Balance, June 30, 2022	123,390	$1,234	$3,707,833	$(1,882,962)	$(12,050)	$1,608	$1,815,663

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income/(loss)	$(3,349)	$67,929
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	72,272	63,887
Amortization of debt issuance costs inclusive of settled interest rate swaps	2,744	1,724
Other amortization	39,135	39,633
Reversal of general reserve for uncollectible accounts	(400)	(1,000)
Stock compensation expense	3,925	4,868
Gain on sale of real estate assets	—	(50,674)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(8,692)	(8,803)
Increase in prepaid expenses and other assets	(6,040)	(3,939)
Decrease in accounts payable and accrued expenses	(4,641)	(11,184)
Increase/(decrease) in deferred income	264	(10,663)
Net cash provided by operating activities	95,218	91,778
Cash Flows from Investing Activities:
Capitalized expenditures	(71,650)	(59,122)
Net sales proceeds from wholly-owned properties	—	143,596
Proceeds from notes receivable	—	118,500
Deferred lease costs paid	(16,940)	(9,679)
Net cash (used in)/provided by investing activities	(88,590)	193,295
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(643)	(80)
Proceeds from debt	499,603	217,585
Repayments of debt	(436,000)	(422,000)
Value of shares withheld for payment of taxes related to employee stock compensation	(1,648)	(3,703)
Dividends paid	(77,318)	(77,879)
Net cash used in financing activities	(16,006)	(286,077)
Net decrease in cash, cash equivalents, and restricted cash and escrows	(9,378)	(1,004)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	19,600	8,860
Cash, cash equivalents, and restricted cash and escrows, end of period	$10,222	$7,856

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, Piedmont owned 51 in-service office properties and one redevelopment asset, primarily located in major U.S. Sunbelt office markets. As of June 30, 2023, the in-service office properties comprised approximately 16.7 million square feet (unaudited) and were 86.2% leased.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed payments	$112,238	$110,244	$224,798	$219,976
Variable payments	25,265	21,907	49,534	44,087
Total Rental and Tenant Reimbursement Revenue	$137,503	$132,151	$274,332	$264,063

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For both the three and six months ended June 30, 2023 and 2022, Piedmont recognized approximately $20,000 and $40,000, respectively, of operating lease costs related to these office space leases. As of June 30, 2023, the remaining lease term of Piedmont's right of use asset is approximately 1 year, and the discount rate is 3.86%.

3.    Debt

During the six months ended June 30, 2023, Piedmont fully repaid the $350 Million Unsecured Senior Notes, using cash on hand and draws under the $600 Million Unsecured 2022 Line of Credit.

Additionally, during the six months ended June 30, 2023, Piedmont entered into a new $215 million, floating-rate, unsecured term loan facility (the “$215 Million Unsecured 2023 Term Loan”). The term of the $215 Million Unsecured 2023 Term Loan is one year, with an option to extend for an additional one year for a final maturity date of January 31, 2025. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont. As of June 30, 2023, the applicable interest rate spread on the loan was 1.05%, and the effective rate was 6.20%.

The $215 Million Unsecured 2023 Term Loan has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

Finally, during the six months ended June 30, 2023, Piedmont amended its $250 million, floating-rate, unsecured term loan facility (the "$250 Million Unsecured 2018 Term Loan") to convert the reference interest rate from LIBOR to SOFR, along with the various other related amendments necessary to affect this conversion.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of June 30, 2023 and December 31, 2022 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						June 30, 2023	December 31, 2022
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%			10/1/2028		$197,000	$197,000
Subtotal						197,000	197,000
Unsecured (Variable and Fixed)
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		—	350,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.05%	6.20%	(3)	1/31/2024	(4)	215,000	—
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024	(5)	400,000	400,000
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.00%	6.20%	(3)	12/16/2024	(6)	200,000	200,000
$250 Million Unsecured 2018 Term Loan	SOFR + 0.95%	4.54%		3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 0.85%	6.00%	(3)	6/30/2026	(7)	200,000	—
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(12,764)	(13,319)
Subtotal/Weighted Average (8)	4.54%					$1,852,236	$1,786,681
Total/Weighted Average (8)	4.49%					$2,049,236	$1,983,681

(1)All of Piedmont’s outstanding debt as of June 30, 2023 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street, which will begin amortizing principal in October 2023.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal. The all-in interest rate associated with each SOFR interest period selection is comprised of the relevant adjusted SOFR rate (comprised of the relevant base SOFR interest rate plus a fixed adjustment of 0.10%) and are subject to an additional spread over the selected rate based on Piedmont’s current credit rating.
(4)Piedmont may extend the term for an additional year to a final extended maturity date of January 31, 2025 provided Piedmont is not then in default and upon payment of extension fees.
(5)Piedmont currently intends to repay the $400 million Unsecured Senior Notes due 2024 through debt refinancing, selective property dispositions, cash on hand from operations, and/or draws under its existing $600 million Unsecured 2022 Line of Credit.
(6)Piedmont may extend the term for six additional months to a final extended maturity date of June 18, 2025, provided Piedmont is not then in default and all representations and warranties are true and correct in all material respects and upon payment of extension fees.
(7)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not then in default and upon payment of extension fees.
(8)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of June 30, 2023.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $21.6 million and $12.8 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $45.1 million and $28.6 million for the six months ended June 30, 2023 and 2022, respectively. Also, Piedmont capitalized interest of approximately $1.4 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $2.6 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of June 30, 2023.

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

During the six months ended June 30, 2023, Piedmont amended the two remaining LIBOR-designated interest rate swap agreements to change the reference rate from LIBOR to SOFR, in order to match the amended underlying debt terms (see Note 3 above). All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are now designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 21 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2023 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2023 and December 31, 2022, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2023	December 31, 2022
Gross derivative assets	$5,693	$4,183
Gross derivative liabilities	—	—
Net derivative asset	$5,693	$4,183

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and six months ended June 30, 2023 and 2022, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amount of gain recognized in OCI	$4,107	$969	$3,022	$4,845
Amount of previously recorded gain/(loss) reclassified from OCI into interest expense	$818	$(554)	$1,320	$(1,259)

Total amount of interest expense presented in the consolidated statements of operations	$(23,389)	$(13,775)	$(45,466)	$(27,673)

Piedmont estimates that approximately $3.3 million will be reclassified from OCI as a decrease in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of June 30, 2023, all of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30, 2023			December 31, 2022
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$5,167	$5,167	Level 1	$16,536	$16,536	Level 1
Tenant receivables, net (1)	$5,387	$5,387	Level 1	$4,762	$4,762	Level 1
Restricted cash and escrows (1)	$5,055	$5,055	Level 1	$3,064	$3,064	Level 1
Interest rate swaps	$5,693	$5,693	Level 2	$4,183	$4,183	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$14,116	$14,116	Level 1	$63,225	$63,225	Level 1
Debt, net	$2,049,236	$1,868,492	Level 2	$1,983,681	$1,825,723	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2023 and December 31, 2022; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2023 and December 31, 2022. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2023 and December 31, 2022, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

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

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three and six months ended June 30, 2023 or 2022.

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

A rollforward of Piedmont's equity based award activity for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2022	729,424	$19.21
Deferred Stock Awards Granted	987,094	$9.60
Performance Stock Awards Granted	424,922	$12.37
Change in Estimated Potential Share Awards based on TSR Performance	121,141	$16.30
Performance Stock Awards Vested	(90,064)	$25.83
Deferred Stock Awards Vested	(324,514)	$15.00
Deferred Stock Awards Forfeited	(196)	$17.15
Unvested and Potential Stock Awards as of June 30, 2023	1,847,807	$12.70

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$6.57	$14.62	$9.60	$16.54
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$793	$1,587	$4,866	$4,906
Share-based Liability Awards Paid During the Period (1)	$—	$—	$—	$5,481

(1)Reflects the value of stock earned pursuant to the 2019-21 Performance Share Plan paid out during the six months ended June 30, 2022.

A detail of Piedmont’s outstanding stock awards and programs as of June 30, 2023 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	30,958	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024 respectively.	19,011
February 17, 2021	Deferred Stock Award	212,739		$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	58,052
February 18, 2021	2021-2023 Performance Share Program	—		$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	116,098	(3)
February 10, 2022	Deferred Stock Award	172,523		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	113,741
February 17, 2022	2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	174,167	(3)
February 13, 2023	Deferred Stock Award	398,024		$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	331,939
February 23, 2023	2023-2025 Performance Share Program	—		$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	495,741	(3)
February 23, 2023	Deferred Stock Award	418,725		$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	417,298
May 10, 2023	Deferred Stock Award-Board of Directors	121,760		$6.57	Of the shares granted, 100% will vest on the earlier of the 2024 Annual Meeting or May 10, 2024.	121,760
Total						1,847,807

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2023.
(2)Reflects a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective on July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning July 1, 2020.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2023. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended June 30, 2023 and 2022, Piedmont recognized approximately $2.2 million and $2.1 million, respectively, of compensation expense related to stock awards, all of which related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the six months ended June 30, 2023 and 2022, Piedmont recognized approximately $3.9 million and $4.9 million, respectively, of compensation expense related to stock awards, of which $3.9 million and $3.8 million, respectively, is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the six months ended June 30, 2023, 251,984 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of June 30, 2023, approximately $16.3 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

8.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the six months ended June 30, 2023 and 2022 (in thousands) are outlined below:

	Six Months Ended
	June 30, 2023	June 30, 2022
Accrued capital expenditures and deferred lease costs	$24,655	$23,809
Change in accrued dividends	$(25,358)	$(26,048)
Change in accrued deferred financing costs	$(44)	$59

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, to the consolidated balance sheets for the respective period (in thousands):

	2023	2022
Cash and cash equivalents, beginning of period	$16,536	$7,419
Restricted cash and escrows, beginning of period	3,064	1,441
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$19,600	$8,860

Cash and cash equivalents, end of period	$5,167	$6,397
Restricted cash and escrows, end of period	5,055	1,459
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$10,222	$7,856

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

Net income/(loss) per share-basic is calculated as net income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income/(loss) per share-diluted is calculated as net income/(loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended June 30, 2023 and 2022, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 1,830,910 and 156,251, respectively, and for the six months ended June 30, 2023 and 2022, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 1,489,358 and 294,348, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-average common shares – basic	123,671	123,366	123,611	123,296
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	—	313	—	321
Weighted-average common shares – diluted	123,671	123,679	123,611	123,617

10.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Washington, D.C./Northern Virginia, Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of June 30, 2023, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Atlanta	$40,210	$29,264	$79,427	$58,532
Dallas	27,779	26,417	56,061	53,502
Orlando	15,464	14,476	30,877	28,382
Washington, D.C./Northern Virginia	14,880	15,766	29,779	31,372
Minneapolis	15,463	15,408	30,425	30,518
New York	13,249	14,061	26,734	27,936
Boston	10,516	14,696	20,766	30,061
Total reportable segments	137,561	130,088	274,069	260,303
Other	5,511	6,221	11,370	12,155
Total Revenues	$143,072	$136,309	$285,439	$272,458

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Atlanta	$26,096	$18,172	$51,282	$36,727
Dallas	15,203	15,764	30,978	31,863
Orlando	9,286	8,842	18,551	17,341
Washington, D.C./Northern Virginia	8,993	10,092	17,973	20,139
Minneapolis	8,233	7,964	16,456	15,878
New York	7,351	8,187	14,722	15,943
Boston	6,458	9,803	12,791	20,275
Total reportable segments	81,620	78,824	162,753	158,166
Other	3,046	3,864	6,412	6,902
Total NOI	$84,666	$82,688	$169,165	$165,068

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income/(loss) applicable to Piedmont	$(1,988)	$7,966	$(3,355)	$67,930
Management fee revenue (1)	(254)	(203)	(546)	(565)
Depreciation and amortization	57,808	53,852	115,636	107,619
General and administrative expenses	7,279	7,027	14,970	14,622
Interest expense	23,389	13,775	45,466	27,673
Other income	(1,571)	273	(3,012)	(1,536)
Gain on sale of real estate assets	—	(1)	—	(50,674)
Net income/(loss) applicable to noncontrolling interest	3	(1)	6	(1)
NOI	$84,666	$82,688	$169,165	$165,068

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the potential disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. During the quarter ended June 30, 2023, we repaid the $350 Million Unsecured Senior Notes due 2023. Our next scheduled debt maturity is our $215 Million Unsecured 2023 Term Loan that was put in place during first quarter of 2023; however, we have the ability to extend that facility for an additional year to a final extended maturity date of January 2025 (see Note 3 to our accompanying consolidated financial statements). Our only other debt maturity over the next twelve months is the $400 Million Unsecured Senior Notes due 2024, maturing in March 2024, which we currently anticipate refinancing using any, or a combination of, the following: accessing the public debt markets; issuing new unsecured or secured borrowings from third-party lenders; disposing of select properties; borrowing through draws under our existing $600 Million Unsecured 2022 Line of Credit. The nature and timing of these additional sources of capital will be highly dependent on market conditions. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2023 and 2022 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Capital expenditures for redevelopment/renovations	$21,198	$28,105
Other capital expenditures, including building and tenant improvements	50,452	31,017
Total capital expenditures (1)	$71,650	$59,122

(1)Of the total amounts paid, approximately $4.2 million and $3.4 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the six months ended June 30, 2023 and 2022, respectively.

"Capital expenditures for redevelopment/renovations" during both the six months ended June 30, 2023 and 2022 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City; our Galleria Tower buildings in Dallas, Texas; as well as our Galleria buildings and 999 Peachtree Street in Atlanta, Georgia, among others.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the six months ended June 30, 2023, we committed to spend approximately $6.29 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.19 (net of expired lease commitments) for the six months ended June 30, 2022.

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

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended June 30, 2023 was approximately $2.0 million, or $0.02 per diluted share, as compared with net income applicable to common stockholders of $8.0 million, or $0.06 per diluted share, for the three months ended June 30, 2022. The decrease in net income reflects (i) a $9.7 million increase in interest expense driven by increased interest rates on our variable rate debt during the second quarter of 2023 as compared to 2022; and (ii) a $4.0 million increase in depreciation primarily resulting from acquisition activity during the latter half of 2022. These decreases were partially offset by continued growth in Property Net Operating Income as compared to the second quarter of 2022.

Comparison of the three months ended June 30, 2023 versus the three months ended June 30, 2022

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2023	% of Revenues	June 30, 2022	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$137.5		$132.2		$5.3
Property management fee revenue	0.4		0.3		0.1
Other property related income	5.1		3.8		1.3
Total revenues	143.0	100%	136.3	100%	6.7
Expense:
Property operating costs	58.4	41%	53.6	39%	4.8
Depreciation	36.4	25%	32.4	24%	4.0
Amortization	21.3	15%	21.5	16%	(0.2)
General and administrative	7.3	4%	7.0	5%	0.3
	123.4		114.5		8.9
Other income (expense):
Interest expense	(23.4)	16%	(13.7)	10%	(9.7)
Other income/(expense)	1.8	1%	(0.1)	—%	1.9
Net income/(loss)	$(2.0)	—%	$8.0	6%	$(10.0)

Revenue

Rental and tenant reimbursement revenue increased approximately $5.3 million for the three months ended June 30, 2023, as compared to the same period in the prior year. The increase was primarily due to capital recycling activity completed during 2022 and higher tenant reimbursements as a result of higher recoverable operating expenses during the current period as tenant utilitization of our buildings continued to increase during 2023 as compared to the prior period.

Other property related income increased approximately $1.3 million for the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period. Additionally, parking revenue associated with the acquisition of 1180 Peachtree Street during the third quarter of 2022 also contributed to the increase.

Expense

Property operating costs increased approximately $4.8 million for the three months ended June 30, 2023, as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, and capital recycling activity completed during 2022. Higher real estate taxes in certain jurisdictions also contributed to the increase.

Depreciation expense increased approximately $4.0 million for the three months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service during the twelve months ended June 30, 2023, as well as the acquisition of 1180 Peachtree Street mentioned above.

Amortization expense decreased approximately $0.2 million for the three months ended June 30, 2023 as compared to the same period in the prior year. The decrease in amortization expense associated with certain lease intangible assets at our existing properties becoming fully amortized during the twelve months ended June 30, 2023 was almost entirely offset by additional amortization associated with the acquisition of 1180 Peachtree Street mentioned above.

Other Income (Expense)

Interest expense increased approximately $9.7 million for the three months ended June 30, 2023 as compared to the same period in the prior year primarily driven by increased interest rates on our variable rate debt as well as a higher average debt balance outstanding during the quarter. This increase was partially offset by a $0.3 million increase in capitalized interest associated with various redevelopment projects in progress during the three months ended June 30, 2023.

Other income/(expense) increased approximately $1.9 million for the three months ended June 30, 2023 as compared to the same period in the prior year due to interest income earned on cash invested prior to the repayment of the $350 Million Unsecured Senior Notes in June 2023; consequently, we do not expect such interest income to recur in future periods.

Comparison of the six months ended June 30, 2023 versus the six months ended June 30, 2022

The following table sets forth selected data from our consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2023	% of Revenues	June 30, 2022	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$274.3		$264.1		$10.2
Property management fee revenue	0.9		1.0		(0.1)
Other property related income	10.2		7.4		2.8
Total revenues	285.4	100%	272.5	100%	12.9
Expense:
Property operating costs	116.1	41%	107.3	39%	8.8
Depreciation	72.3	24%	63.9	23%	8.4
Amortization	43.3	15%	43.7	16%	(0.4)
General and administrative	15.0	5%	14.6	6%	0.4
	246.7		229.5		17.2
Other income (expense):
Interest expense	(45.5)	15%	(27.7)	10%	(17.8)
Other income	3.4	—%	1.9	—%	1.5
Gain on sale of real estate assets	—	—%	50.7	19%	(50.7)
Net income/(loss)	$(3.4)	—%	$67.9	25%	$(71.3)

Revenue

Rental and tenant reimbursement revenue increased approximately $10.2 million for the six months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily due to capital recycling activity completed during 2022 and higher tenant reimbursements as a result of higher recoverable operating expenses during the current period as tenant utilitization of our buildings continued to increase during 2023 as compared to the prior period.

Other property related income increased approximately $2.8 million for the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period. Additionally, parking revenue associated with the 1180 Peachtree Street building acquired during the third quarter of 2022 also contributed to the increase.

Expense

Property operating costs increased approximately $8.8 million for the six months ended June 30, 2023 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, and capital recycling activity completed during 2022.

Depreciation expense increased approximately $8.4 million for the six months ended June 30, 2023 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2022, as well as the acquisition of 1180 Peachtree Street mentioned above.

Amortization expense decreased approximately $0.4 million for the six months ended June 30, 2023 as compared to the same period in the prior year. The decrease in amortization expense associated with certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2022 was significantly offset by additional amortization associated with the acquisition of 1180 Peachtree Street mentioned above.

Other Income (Expense)

Interest expense increased approximately $17.8 million for the six months ended June 30, 2023 as compared to the same period in the prior year primarily driven by increased interest rates on our variable rate debt, as well as a higher average debt balance outstanding during the current period. This increase was partially offset by a $0.5 million increase in capitalized interest associated with various redevelopment projects in progress during the six months ended June 30, 2023.

Other income/(expense) increased approximately $1.5 million for the six months ended June 30, 2023 as compared to the same period in the prior year due to interest income earned on cash invested prior to the repayment of the $350 Million Unsecured Senior Notes in June 2023; consequently, we do not expect such interest income to recur in future periods.

Gain on sale of real estate assets during the six months ended June 30, 2022 primarily consisted of the gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022.

Issuer and Guarantor Financial Information

Piedmont, through its wholly-owned subsidiary Piedmont OP (the "Issuer"), has issued senior unsecured notes payable of $400 million that mature in 2024, and two separate issuances of $300 million, that mature in 2030 and 2032 respectively, (collectively, the "Notes"). The $350 Million Unsecured Senior Notes, which Piedmont issued in 2013, were fully repaid in June 2023. The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2023	As of December 31, 2022

Due from non-guarantor subsidiary	$900	$900
Total assets	$320,556	$325,884
Total liabilities	$1,882,460	$1,845,551

		For the Six Months Ended June 30, 2023
Total revenues		$23,359
Net loss		$(37,136)

Net Operating Income by Geographic Segment

Our chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Washington, D.C./Northern Virginia, Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of June 30, 2023, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These two properties are included in "Other" below. See Note 10 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Atlanta	$26,096	$18,172	$51,282	$36,727
Dallas	15,203	15,764	30,978	31,863
Orlando	9,286	8,842	18,551	17,341
Washington, D.C./Northern Virginia	8,993	10,092	17,973	20,139
Minneapolis	8,233	7,964	16,456	15,878
New York	7,351	8,187	14,722	15,943
Boston	6,458	9,803	12,791	20,275
Total reportable segments	81,620	78,824	162,753	158,166
Other	3,046	3,864	6,412	6,902
Total NOI	$84,666	$82,688	$169,165	$165,068

Comparison of the Six Months Ended June 30, 2023 Versus the Six Months Ended June 30, 2022

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

Reconciliations of net income/(loss) applicable to common stock to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2023	Per Share(1)	June 30, 2022	Per Share(1)	June 30, 2023	Per Share(1)	June 30, 2022	Per Share(1)
GAAP net income/(loss) applicable to common stock	$(1,988)	$(0.02)	$7,966	$0.06	$(3,355)	$(0.03)	$67,930	$0.55
Depreciation of real estate assets	36,200	0.29	32,187	0.26	71,890	0.58	63,519	0.51
Amortization of lease-related costs	21,323	0.18	21,468	0.18	43,344	0.35	43,708	0.36
Gain on sale of real estate assets	—	—	(1)	—	—	—	(50,674)	(0.41)
NAREIT Funds From Operations and Core Funds From Operations applicable to common stock	55,535	$0.45	61,620	$0.50	111,879	$0.90	124,483	$1.01
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,312		763		2,551		1,541
Depreciation of non real estate assets	264		175		361		348
Straight-line effects of lease revenue	(2,755)		(3,029)		(5,942)		(5,606)
Stock-based compensation adjustments	2,095		1,718		2,278		1,166
Amortization of lease-related intangibles	(3,119)		(3,009)		(6,531)		(6,171)
Non-incremental capital expenditures (2)	(8,888)		(9,338)		(23,360)		(28,285)
Adjusted Funds From Operations applicable to common stock	$44,444		$48,900		$81,236		$87,476
Weighted-average shares outstanding – diluted	123,749	(3)	123,679		123,696	(3)	123,617

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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per diluted share applicable to Piedmont for the three and six months ended June 30, 2023 as they would reduce the loss per share presented.

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

We calculate Same Store Net Operating Income ("Same Store NOI") as Property NOI attributable to the properties (excluding undeveloped land parcels) that were (i) owned by us during the entire span of the current and prior year reporting periods; and (ii) that were not out of service for development or redevelopment during those periods. Same Store NOI, on either a cash or accrual basis, is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2023 and 2022, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income/(loss) applicable to Piedmont (GAAP basis)	$(1,988)	$7,966	$(1,988)	$7,966

Net income/(loss) applicable to noncontrolling interest	3	(1)	3	(1)
Interest expense	23,389	13,775	23,389	13,775
Depreciation	36,464	32,362	36,464	32,362
Amortization	21,323	21,468	21,323	21,468
Depreciation and amortization attributable to noncontrolling interests	21	22	21	22
Gain on sale of real estate assets	—	(1)	—	(1)

EBITDAre(1) and Core EBITDA(2)	79,212	75,591	79,212	75,591
General & administrative expenses	7,279	7,027	7,279	7,027
Management fee revenue (3)	(254)	(203)	(254)	(203)
Other income	(1,571)	273	(1,571)	273
Reversal of non-cash general reserve for uncollectible accounts	—	(1,000)
Straight-line rent effects of lease revenue	(2,755)	(3,029)
Straight line effects of lease revenue attributable to noncontrolling interests	(1)	(1)
Amortization of lease-related intangibles	(3,119)	(3,009)

Property NOI	78,791	75,649	84,666	82,688

Net operating income from:
Acquisitions (4)	(5,770)	—	(7,612)	—
Dispositions (5)	48	(2,704)	49	(2,697)
Other investments (6)	173	138	70	130

Same Store NOI	$73,242	$73,083	$77,173	$80,121

Change period over period in Same Store NOI	0.2%	N/A	(3.7)%	N/A

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
(4)Acquisitions include 1180 Peachtree Street in Atlanta, Georgia purchased during the third quarter of 2022.
(5)Dispositions include One Brattle Square and 1414 Massachusetts Avenue in Cambridge, Massachusetts, sold in the fourth quarter of 2022.
(6)Other investments include active out-of-service redevelopment and development projects, land, and recently completed redevelopment and development projects. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

The following table sets forth a reconciliation of net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2023 and 2022 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income/(loss) applicable to Piedmont (GAAP)	$(3,355)	$67,930	$(3,355)	$67,930

Net income/(loss) applicable to noncontrolling interest	6	(1)	6	(1)
Interest expense	45,466	27,673	45,466	27,673
Depreciation	72,251	63,867	72,251	63,867
Amortization	43,344	43,708	43,344	43,708
Depreciation and amortization attributable to noncontrolling interests	41	44	41	44
Gain on sale of real estate assets	—	(50,674)	—	(50,674)

EDITDAre(1) and Core EBITDA(2)	157,753	152,547	157,753	152,547
General & administrative expenses	14,970	14,622	14,970	14,622
Management fee revenue (3)	(546)	(565)	(546)	(565)
Other income	(3,012)	(1,536)	(3,012)	(1,536)
Reversal of non-cash general reserve for uncollectible accounts	(400)	(1,000)
Straight-line effects of lease revenue	(5,942)	(5,606)
Straight line effects of lease revenue attributable to noncontrolling interests	(6)	(1)
Amortization of lease-related intangibles	(6,531)	(6,171)

Property NOI	156,286	152,290	169,165	165,068

Net operating (income)/loss from:
Acquisitions (4)	(10,843)	—	(14,980)	—
Dispositions (5)	74	(5,785)	74	(5,857)
Other investments (6)	337	328	132	377

Same Store NOI	$145,854	$146,833	$154,391	$159,588

Change period over period in Same Store NOI	(0.7)%	N/A	(3.3)%	N/A

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
(4)Acquisitions include 1180 Peachtree Street in Atlanta, Georgia purchased during the third quarter of 2022.
(5)Dispositions include Two Pierce Place in Itasca, Illinois and 225 and 235 Presidential Way in Woburn, Massachusetts, sold during the first quarter of 2022, and One Brattle Square and 1414 Massachusetts Avenue in Cambridge, Massachusetts, sold in the fourth quarter of 2022.
(6)Other investments include properties out of service for redevelopment or development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Orlando, Florida, are included in this line item.

Overview

Our portfolio consists of office properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of June 30, 2023, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio was 86.2% leased as of June 30, 2023, a slight increase as compared to 86.1% leased as of March 31, 2023. During the three months ended June 30, 2023, we completed approximately 581,000 square feet of leasing, including approximately 236,000 of new tenant leases which increased our leased percentage. Additionally, scheduled lease expirations for the portfolio as a whole for the rest of 2023 represent less than 3% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant in the property typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2023, we had approximately 1.3 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $37 million of additional annual cash revenue.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended June 30, 2023, we experienced a 14.3% and 19.6% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less. During the six months ended June 30, 2023, we experienced a 9.4% and 14.1% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended June 30, 2023, Property NOI increased by 4.2% and 2.4% on a cash and accrual basis, respectively, as compared to the same period in the prior year primarily due to rental rate roll-ups and capital recycling activity completed during 2022. Same Store NOI on a cash basis increased slightly by 0.2% during the three months ended June 30, 2023 as new leases commencing or leases with expiring rental or operating expense abatements began to outweigh leases that expired during the first six months of 2023. Same Store NOI on an accrual basis decreased 3.7% during the three months ended June 30, 2023 as compared to the same period in the prior year. The decrease was attributable to a combination of a decline in our overall leased percentage during the current period as compared to the prior period; an increase in leases under some form of rental and/or operating expense abatement due to recent leasing activity; and an increase in leases which are executed but not yet commenced. Property NOI and Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended

December 31, 2022 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the six months ended June 30, 2023.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of June 30, 2023, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit, the $200 Million 2022 Unsecured Term Loan Facility, and the $215 Million Unsecured 2023 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of June 30, 2023, other than the $600 Million Unsecured 2022 Line of Credit, the $200 Million Unsecured 2022 Term Loan Facility, and the $215 Million Unsecured 2023 Term Loan, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $1.9 billion and $1.8 billion as of June 30, 2023 and December 31, 2022, respectively. Our interest rate swap agreements in place as of June 30, 2023 and December 31, 2022 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 4.54%.

As of June 30, 2023, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.4 billion has an average effective interest rate of approximately 3.80% per annum with expirations ranging from 2024 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2023, we had $200 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 0.85% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.00%. Our $200 Million Unsecured 2022 Term Loan Facility has a stated rate of Adjusted SOFR plus 1.00% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.20%. Our $215 Million Unsecured 2023 Term Loan has a stated rate of Adjusted SOFR plus 1.05% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.20%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2023 would increase interest expense approximately $6.2 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the second quarter of 2023.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the second quarter of 2023. As of June 30, 2023, approximately $150.5 million remains available under our stock repurchase program to make share repurchases through February 2024, at the discretion of management.

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 18, 2023	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)