Form 10-Q
period 2023-09-30
Piedmont Office Realty Trust, Inc.
filed 2023-10-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 27, 2023:
123,713,423 shares

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

These statements are based on beliefs and assumptions of our management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which we operate, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve certain known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home), technological (e.g. Metaverse, Zoom, etc), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of Annualized Lease Revenue;
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
•Risks related to the occurrence of cybersecurity incidents, including cybersecurity incidents against us or any of our properties or tenants, or a deficiency in our identification, assessment or management of cybersecurity threats impacting our operations;
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
•Risks associated with incurring mortgage and other indebtedness, including changing capital reserve requirements on our lenders and rapidly rising interest rates for new debt financings;
•A downgrade in our credit rating, which could, among other effects, trigger an increase in the stated rate of one or more of our unsecured debt instruments;
•The effect of future offerings of debt or equity securities on the value of our common stock;

•Additional risks and costs associated with inflation and continuing increases in the rate of inflation, including the impact of a possible recession;
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
•Actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises; and
•Other factors, including the risk factor described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, as well as the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Information Regarding Disclosures Presented

Annualized Lease Revenue ("ALR") is calculated by multiplying (i) current rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, ALR is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term, by (ii) 12. Unless stated otherwise, this measure excludes revenues associated with development properties and properties taken out of service for redevelopment, if any.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2022. Piedmont’s results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$567,244	$567,244
Buildings and improvements, less accumulated depreciation of $1,013,019 and $915,010 as of September 30, 2023 and December 31, 2022, respectively	2,769,366	2,766,990
Intangible lease assets, less accumulated amortization of $86,197 and $90,694 as of September 30, 2023 and December 31, 2022, respectively	91,387	114,380
Construction in progress	74,579	52,010
Total real estate assets	3,502,576	3,500,624
Cash and cash equivalents	5,044	16,536
Tenant receivables, net of allowance for doubtful accounts of $0 and $1,000 as of September 30, 2023 and December 31, 2022, respectively	8,806	4,762
Straight-line rent receivables	181,843	172,019
Restricted cash and escrows	5,983	3,064
Prepaid expenses and other assets	26,156	17,152
Goodwill	71,980	82,937
Interest rate swaps	5,841	4,183
Deferred lease costs, less accumulated amortization of $217,804 and $221,731 as of September 30, 2023 and December 31, 2022, respectively	265,549	284,248
Total assets	$4,073,778	$4,085,525
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $18,556 and $13,319 as of September 30, 2023 and December 31, 2022, respectively	$1,853,598	$1,786,681
Secured debt	196,721	197,000
Accounts payable, accrued expenses and accrued capital expenditures	120,579	110,306
Dividends payable	—	25,357
Deferred income	89,990	59,977
Intangible lease liabilities, less accumulated amortization of $36,985 and $36,423 as of September 30, 2023 and December 31, 2022, respectively	45,825	56,949
Total liabilities	2,306,713	2,236,270
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2023 or December 31, 2022	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,696,475 and 123,439,558 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,237	1,234
Additional paid-in capital	3,714,629	3,711,005
Cumulative distributions in excess of earnings	(1,943,652)	(1,855,893)
Accumulated other comprehensive loss	(6,718)	(8,679)
Piedmont stockholders’ equity	1,765,496	1,847,667
Noncontrolling interest	1,569	1,588
Total stockholders’ equity	1,767,065	1,849,255
Total liabilities and stockholders’ equity	$4,073,778	$4,085,525
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental and tenant reimbursement revenue	$141,534	$139,572	$415,866	$403,635
Property management fee revenue	396	303	1,340	1,280
Other property related income	5,056	4,225	15,219	11,643
	146,986	144,100	432,425	416,558
Expenses:
Property operating costs	59,847	59,039	176,006	166,295
Depreciation	38,150	34,941	110,422	98,828
Amortization	20,160	23,290	63,524	67,022
Goodwill impairment charge	10,957	—	10,957	—
General and administrative	7,043	6,590	22,013	21,212
	136,157	123,860	382,922	353,357
Other income (expense):
Interest expense	(27,361)	(17,244)	(72,827)	(44,917)
Other income	351	335	3,794	2,302
Loss on early extinguishment of debt	(820)	—	(820)	—
Gain on sale of real estate assets	—	—	—	50,674
	(27,830)	(16,909)	(69,853)	8,059
Net income/(loss)	(17,001)	3,331	(20,350)	71,260
Net loss/(income) applicable to noncontrolling interest	(1)	—	(7)	1
Net income/(loss) applicable to Piedmont	$(17,002)	$3,331	$(20,357)	$71,261
Per share information – basic and diluted:
Net income/(loss) applicable to common stockholders	$(0.14)	$0.03	$(0.16)	$0.58
Weighted-average common shares outstanding – basic	123,696,475	123,395,381	123,639,797	123,329,626
Weighted-average common shares outstanding – diluted	123,696,475	123,697,455	123,639,797	123,630,501
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022

Net income/(loss) applicable to Piedmont		$(17,002)		$3,331		$(20,357)		$71,261
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	1,248		2,662		4,270		7,507
Plus: Reclassification of net loss/(gain) included in net income (See Note 4)	(989)		194		(2,309)		1,453
Other comprehensive income		259		2,856		1,961		8,960
Comprehensive income/(loss) applicable to Piedmont		$(16,743)		$6,187		$(18,396)		$80,221

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2023	123,692	$1,237	$3,712,688	$(1,911,188)	$(6,977)	$1,574	$1,797,334
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,462)	—	(6)	(15,468)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	4	—	1,941	—	—	—	1,941
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net loss applicable to Piedmont	—	—	—	(17,002)	—	—	(17,002)
Other comprehensive income	—	—	—	—	259	—	259
Balance, September 30, 2023	123,696	$1,237	$3,714,629	$(1,943,652)	$(6,718)	$1,569	$1,767,065

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2022	123,390	$1,234	$3,707,833	$(1,882,962)	$(12,050)	$1,608	$1,815,663
Costs of issuance of common stock	—	—	(461)	—	—	—	(461)
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,913)	—	(7)	(25,920)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	5	—	1,862	—	—	—	1,862
Net income applicable to Piedmont	—	—	—	3,331	—	—	3,331
Other comprehensive income	—	—	—	—	2,856	—	2,856
Balance, September 30, 2022	123,395	$1,234	$3,709,234	$(1,905,544)	$(9,194)	$1,601	$1,797,331

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.545 per share) and stockholders of subsidiaries	—	—	—	(67,402)	—	(26)	(67,428)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	256	3	3,624	—	—	—	3,627
Net income applicable to noncontrolling interest	—	—	—	—	—	7	7
Net loss applicable to Piedmont	—	—	—	(20,357)	—	—	(20,357)
Other comprehensive income	—	—	—	—	1,961	—	1,961
Balance, September 30, 2023	123,696	$1,237	$3,714,629	$(1,943,652)	$(6,718)	$1,569	$1,767,065

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Costs of issuance of common stock	—	—	(461)	—	—	—	(461)
Dividends to common stockholders ($0.63 per share) and stockholders of subsidiaries	—	—	—	(77,724)	—	(27)	(77,751)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	318	3	7,897	—	—	—	7,900
Net loss applicable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net income applicable to Piedmont	—	—	—	71,261	—	—	71,261
Other comprehensive income	—	—	—	—	8,960	—	8,960
Balance, September 30, 2022	123,395	$1,234	$3,709,234	$(1,905,544)	$(9,194)	$1,601	$1,797,331

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income/(loss)	$(20,350)	$71,260
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	110,422	98,828
Amortization of debt issuance costs inclusive of settled interest rate swaps	4,263	2,738
Other amortization	55,897	60,457
Goodwill impairment charge	10,957	—
Loss on early extinguishment of debt	287	—
Reversal of general reserve for uncollectible accounts	(1,000)	(2,000)
Stock compensation expense	6,029	6,880
Gain on sale of real estate assets	—	(50,674)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(13,015)	(14,760)
Increase in prepaid expenses and other assets	(8,789)	(933)
Increase in accounts payable and accrued expenses	16,606	4,571
Decrease in deferred income	(776)	(12,383)
Net cash provided by operating activities	160,531	163,984
Cash Flows from Investing Activities:
Acquisition of real estate assets, net of related debt assumed, and intangibles	—	(270,899)
Capitalized expenditures	(113,392)	(95,507)
Net sales proceeds from wholly-owned properties	—	143,596
Proceeds from notes receivable	—	118,500
Deferred lease costs paid	(23,603)	(16,042)
Net cash used in investing activities	(136,995)	(120,352)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,720)	(194)
Proceeds from debt	1,112,203	761,420
Repayments of debt	(1,048,125)	(693,000)
Costs of issuance of common stock	—	(311)
Value of shares withheld for payment of taxes related to employee stock compensation	(1,681)	(3,764)
Dividends paid	(92,786)	(103,799)
Net cash used in financing activities	(32,109)	(39,648)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(8,573)	3,984
Cash, cash equivalents, and restricted cash and escrows, beginning of period	19,600	8,860
Cash, cash equivalents, and restricted cash and escrows, end of period	$11,027	$12,844

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

As of September 30, 2023, Piedmont owned 51 in-service office properties and one redevelopment asset, primarily located in major U.S. Sunbelt office markets. As of September 30, 2023, the in-service office properties comprised approximately 16.6 million square feet (unaudited) and were 86.7% leased.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates include the underlying cash flows and holding periods used in assessing impairment, judgments regarding the recoverability of goodwill, and the assessment of the collectability of receivables. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could materially differ from those estimates.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed payments	$115,250	$114,280	$340,048	$334,256
Variable payments	26,284	25,292	75,818	69,379
Total Rental and Tenant Reimbursement Revenue	$141,534	$139,572	$415,866	$403,635

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For both the three and nine months ended September 30, 2023 and 2022, Piedmont recognized approximately $20,000 and $60,000, respectively, of operating lease costs related to these office space leases. As of September 30, 2023, the remaining lease term of Piedmont's right of use asset is approximately 1 year, and the discount rate is 3.86%.

3.    Debt

During the nine months ended September 30, 2023, Piedmont OP issued $400 million in aggregate principal amount of 9.250% senior notes due 2028 (the “$400 Million Unsecured Senior Notes”), which mature on July 20, 2028. Upon issuance of the $400 Million Unsecured Senior Notes, Piedmont OP received proceeds of $396 million, reflecting a discount of $4 million which will be amortized as interest expense under the effective interest method over the 5-year term of the $400 Million Unsecured Senior Notes. The $400 Million Unsecured Senior Notes are fully and unconditionally guaranteed by Piedmont. Interest on the $400 Million Unsecured Senior Notes is payable semi-annually on January 20 and July 20 of each year commencing January 20, 2024, and is subject to adjustment if Piedmont's corporate credit rating falls below investment grade, as defined in the credit agreement.

The net proceeds from the $400 Million Unsecured Senior Notes were used to fund the purchase of approximately $350 million aggregate principal amount of Piedmont OP's 4.45% senior notes due 2024 that were validly tendered and accepted for purchase in a tender offer commenced substantially concurrently with the offering of the $400 Million Unsecured Senior Notes. In conjunction with the purchase, Piedmont recognized approximately $0.8 million of loss on early extinguishment of debt, comprised of the pro-rata write-off of unamortized debt issuance costs, as well as fees paid. The remaining proceeds from $400 Million Unsecured Senior Notes were used to repay a portion of the borrowings outstanding under the $600 Million Unsecured 2022 Line of Credit.

The $400 Million Unsecured Senior Notes are subject to certain typical covenants that, subject to certain exceptions including (a) a limitation on the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that Piedmont maintain a pool of unencumbered assets.

During the nine months ended September 30, 2023, Piedmont fully repaid the $350 Million Unsecured Senior Notes, using cash on hand, proceeds from the $215 Million Unsecured 2023 Term Loan discussed below, and borrowings under the $600 Million Unsecured 2022 Line of Credit.

During the nine months ended September 30, 2023, Piedmont entered into a new $215 million, floating-rate, unsecured term loan facility (the “$215 Million Unsecured 2023 Term Loan”). The term of the $215 Million Unsecured 2023 Term Loan is one year, with an option to extend for an additional one year for a final maturity date of January 31, 2025. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont. As of September 30, 2023, the applicable interest rate spread on the loan was 1.05%, and the effective rate was 6.45%.

The $215 Million Unsecured 2023 Term Loan has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

Finally, during the nine months ended September 30, 2023, Piedmont amended its $250 million, floating-rate, unsecured term loan facility (the "$250 Million Unsecured 2018 Term Loan") to convert the reference interest rate from LIBOR to SOFR, along with the various other related amendments necessary to affect this conversion.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of September 30, 2023 and December 31, 2022 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						September 30, 2023	December 31, 2022
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%	4.10%		10/1/2028		$196,721	$197,000
Subtotal						196,721	197,000
Unsecured (Variable and Fixed)
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		—	350,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.05%	6.45%	(3)	1/31/2024	(4)	215,000	—
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024	(5)	50,154	400,000
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.00%	6.43%	(3)	12/16/2024	(6)	200,000	200,000
$250 Million Unsecured 2018 Term Loan	SOFR + 0.95%	4.54%		3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 0.84%	6.24%	(3)	6/30/2026	(7)	157,000	—
$400 Million Unsecured Senior Notes due 2028	9.25%	9.50%		7/20/2028		400,000	—
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(18,556)	(13,319)
Subtotal/Weighted Average (8)	5.60%					$1,853,598	$1,786,681
Total/Weighted Average (8)	5.46%					$2,050,319	$1,983,681

(1)All of Piedmont’s outstanding debt as of September 30, 2023 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.

(3)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal. The all-in interest rate associated with each SOFR interest period selection is comprised of the relevant adjusted SOFR rate (comprised of the relevant base SOFR interest rate plus a fixed adjustment of 0.10%) and is subject to an additional spread over the selected rate based on Piedmont’s current credit rating.
(4)Piedmont may extend the term for an additional year to a final extended maturity date of January 31, 2025 provided Piedmont is not then in default and upon payment of extension fees.
(5)Piedmont currently intends to repay the outstanding $50.2 million balance on the $400 Million Unsecured Senior Notes due 2024 through selective property dispositions, cash on hand from operations, and/or borrowings under its existing $600 Million Unsecured 2022 Line of Credit.
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
(8)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of September 30, 2023.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $24.9 million and $18.3 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $70.0 million and $46.9 million for the nine months ended September 30, 2023 and 2022, respectively. Also, Piedmont capitalized interest of approximately $1.9 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $4.5 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of September 30, 2023.

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

During the nine months ended September 30, 2023, Piedmont amended its two remaining LIBOR-designated interest rate swap agreements to change the reference rate from LIBOR to SOFR to match the amended underlying debt terms (see Note 3 above). All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are now designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 18 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2023 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2023 and December 31, 2022, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2023	December 31, 2022
Gross derivative assets	$5,841	$4,183
Gross derivative liabilities	—	—
Net derivative asset	$5,841	$4,183

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and nine months ended September 30, 2023 and 2022, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amount of gain recognized in OCI	$1,248	$2,662	$4,270	$7,507
Amount of previously recorded gain/(loss) reclassified from OCI into interest expense	$989	$(194)	$2,309	$(1,453)

Total amount of interest expense presented in the consolidated statements of operations	$(27,361)	$(17,244)	$(72,827)	$(44,917)

Piedmont estimates that approximately $3.2 million will be reclassified from OCI as a decrease in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of September 30, 2023, all of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023			December 31, 2022
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$5,044	$5,044	Level 1	$16,536	$16,536	Level 1
Tenant receivables, net (1)	$8,806	$8,806	Level 1	$4,762	$4,762	Level 1
Restricted cash and escrows (1)	$5,983	$5,983	Level 1	$3,064	$3,064	Level 1
Interest rate swaps	$5,841	$5,841	Level 2	$4,183	$4,183	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$15,224	$15,224	Level 1	$63,225	$63,225	Level 1
Debt, net	$2,050,319	$1,868,624	Level 2	$1,983,681	$1,825,723	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2023 and December 31, 2022; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2023 and December 31, 2022. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2023 and December 31, 2022, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Goodwill Impairment Charge

During the three months ended September 30, 2023, Piedmont considered the decline in its stock price to be an indicator of impairment and performed an interim impairment assessment of its goodwill balance. This assessment involved comparing the estimated fair value of each of its reporting units (see Note 11) to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit.

Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions regarding future market rental rates and the number of months it may take to re-lease a property subsequent to the expiration of current lease agreements, as well as future property operating expenses, among other factors. Based on its analysis, Piedmont determined that the only reporting unit where the carrying value exceeded the estimated fair value (inclusive of the assigned goodwill balance) as of September 30, 2023 was the Minneapolis reporting unit. Consequently, Piedmont recorded an approximately $11.0 million goodwill impairment charge equal to the goodwill balance that had been assigned to the Minneapolis reporting unit in the accompanying consolidated statement of operations.

The fair value measurements used in the evaluation described above are considered to be Level 3 valuations within the fair value hierarchy as defined by GAAP as the measurements involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are capitalization rates and discount rates for each respective reporting unit. The range of discount rates and the capitalization rate used in the analysis for the Minneapolis reporting unit were 8.50% to 9.25% and 8.50% to 9.00%, respectively.

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

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no reductions in rental and reimbursement revenues related to such tenant audits/disputes during the three and nine months ended September 30, 2023 or 2022.

8.    Stock Based Compensation
Annually, the Compensation Committee of Piedmont's Board of Directors has granted deferred stock award units to certain employees at its discretion. Employee awards typically vest ratably over three or four years. In addition, Piedmont's independent directors receive an annual grant of deferred stock award units for services rendered and such awards vest over a one year service period.

Certain management employees' long-term equity incentive program is split between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, advised by an outside compensation consultant. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon termination) and vest immediately. In the event that a participant's employment is terminated prior to the end of the multi-year period, in certain circumstances the participant may be entitled to a pro-rated award based on Piedmont's TSR relative performance as of the termination date. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method and is recognized ratably over the performance period.

A rollforward of Piedmont's equity based award activity for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2022	729,424	$19.21
Deferred Stock Awards Granted	987,094	$9.60
Performance Stock Awards Granted	424,922	$12.37
Change in Estimated Potential Share Awards based on TSR Performance	(548,754)	$14.33
Performance Stock Awards Vested	(90,064)	$25.83
Deferred Stock Awards Vested	(334,020)	$15.17
Deferred Stock Awards Forfeited	(16,884)	$11.26
Unvested and Potential Stock Awards as of September 30, 2023	1,151,718	$11.50

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$9.60	$16.54
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$200	$200	$5,066	$5,106
Share-based Liability Awards Paid During the Period (1)	$—	$—	$—	$5,481

(1)Reflects the value of stock earned pursuant to the 2019-21 Performance Share Plan paid out during the nine months ended September 30, 2022.

A detail of Piedmont’s outstanding stock awards and programs as of September 30, 2023 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	26,385	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024 respectively.	9,505
February 17, 2021	Deferred Stock Award	212,739		$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	57,229
February 18, 2021	2021-2023 Performance Share Program	—		$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	—	(3)
February 10, 2022	Deferred Stock Award	172,523		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	111,516
February 17, 2022	2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	116,111	(3)
February 13, 2023	Deferred Stock Award	398,024		$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	326,430
February 23, 2023	2023-2025 Performance Share Program	—		$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	—	(3)
February 23, 2023	Deferred Stock Award	418,725		$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	409,167
May 10, 2023	Deferred Stock Award-Board of Directors	121,760		$6.57	Of the shares granted, 100% will vest on the earlier of the 2024 Annual Meeting or May 10, 2024.	121,760
Total						1,151,718

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2023.
(2)Reflects a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective on July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning July 1, 2020.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2023. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended September 30, 2023 and 2022, Piedmont recognized approximately $2.1 million and $2.0 million, respectively, of compensation expense related to stock awards, all of which related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the nine months ended September 30, 2023 and 2022, Piedmont recognized approximately $6.0 million and $6.9 million, respectively, of compensation expense related to stock awards, of which $6.0 million and $5.8 million, respectively, is related to the amortization of unvested and potential stock awards and fair value adjustment for liability awards. During the nine months ended September 30, 2023, 256,917 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of September 30, 2023, approximately $14.0 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately 1.3 years.

9.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2023 and 2022 (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Tenant improvements funded by tenants	$30,790	$2,928
Accrued capital expenditures and deferred lease costs	$17,458	$18,424
Change in accrued dividends	$(25,358)	$(26,048)
Change in accrued deferred financing costs	$(32)	$71
Accrued stock issuance costs	$—	$150

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, to the consolidated balance sheets for the respective period (in thousands):

	2023	2022
Cash and cash equivalents, beginning of period	$16,536	$7,419
Restricted cash and escrows, beginning of period	3,064	1,441
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$19,600	$8,860

Cash and cash equivalents, end of period	$5,044	$10,653
Restricted cash and escrows, end of period	5,983	2,191
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$11,027	$12,844

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

Net income/(loss) per share-basic is calculated as net income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income/(loss) per share-diluted is calculated as net income/(loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the three months ended September 30, 2023 and 2022, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 1,388,320 and 194,330, respectively, and for the nine months ended September 30, 2023 and 2022, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of 1,216,637 and 346,695, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-average common shares – basic	123,696	123,395	123,640	123,330
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	—	302	—	301
Weighted-average common shares – diluted	123,696	123,697	123,640	123,631

11.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Washington, D.C./Northern Virginia, Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of September 30, 2023, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Atlanta	$40,433	$34,026	$119,860	$92,558
Dallas	28,619	28,379	84,680	81,881
Orlando	15,234	15,131	46,112	43,513
Washington, D.C./Northern Virginia	15,251	15,608	45,029	46,980
Minneapolis	16,700	15,470	47,125	45,987
New York	13,940	14,525	40,674	42,461
Boston	10,875	14,735	31,642	44,797
Total reportable segments	141,052	137,874	415,122	398,177
Other	5,934	6,226	17,303	18,381
Total Revenues	$146,986	$144,100	$432,425	$416,558

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Atlanta	$25,965	$21,627	$77,247	$58,354
Dallas	16,334	15,325	47,313	47,189
Orlando	8,895	8,865	27,446	26,206
Washington, D.C./Northern Virginia	9,183	9,712	27,156	29,851
Minneapolis	9,166	8,072	25,622	23,950
New York	7,565	7,959	22,286	23,901
Boston	6,422	9,646	19,213	29,922
Total reportable segments	83,530	81,206	246,283	239,373
Other	3,544	3,893	9,956	10,794
Total NOI	$87,074	$85,099	$256,239	$250,167

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income/(loss) applicable to Piedmont	$(17,002)	$3,331	$(20,357)	$71,261
Management fee revenue (1)	(210)	(177)	(756)	(743)
Depreciation and amortization	58,311	58,230	173,946	165,850
Goodwill impairment charge	10,957	—	10,957	—
General and administrative expenses	7,043	6,590	22,013	21,212
Interest expense	27,361	17,244	72,827	44,917
Other income	(207)	(119)	(3,218)	(1,655)
Loss on early extinguishment of debt	820	—	820	—
Gain on sale of real estate assets	—	—	—	(50,674)
Net income/(loss) applicable to noncontrolling interest	1	—	7	(1)
NOI	$87,074	$85,099	$256,239	$250,167

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

12.    Subsequent Event

Fourth Quarter Dividend Declaration

On October 25, 2023, the board of directors of Piedmont declared a dividend for the fourth quarter of 2023 in the amount of $0.125 per common share outstanding to stockholders of record as of the close of business on November 24, 2023. Such dividend will be paid on January 2, 2024.

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the potential disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. Our next scheduled debt maturity is our $215 Million Unsecured 2023 Term Loan in January of 2024; however, we currently anticipate exercising the one year extension option on that facility (see Note 3 to our accompanying consolidated financial statements) to extend the maturity date to January of 2025. Our only other debt maturity over the next twelve months is the remaining $50.2 million of our $400 Million Unsecured Senior Notes due 2024, which we anticipate repaying upon maturity in March of 2024 using cash on hand and borrowings under our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit had $443 million of availability as of September 30, 2023. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2023 and 2022 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Capital expenditures for redevelopment/renovations	$40,634	$47,172
Other capital expenditures, including building and tenant improvements	72,758	48,335
Total capital expenditures (1)	$113,392	$95,507

(1)Of the total amounts paid, approximately $7.1 million and $5.2 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the nine months ended September 30, 2023 and 2022, respectively.

"Capital expenditures for redevelopment/renovations" during both the nine months ended September 30, 2023 and 2022 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City, our Galleria Tower buildings in Dallas, Texas, as well as our Galleria buildings, 1155 Perimeter Center West, and 999 Peachtree Street in Atlanta, Georgia, among others.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the nine months ended September 30, 2023, we committed to spend approximately $6.20 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $4.93 (net of expired lease commitments) for the nine months ended September 30, 2022.

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

Although repayment of debt is currently our priority, there are other uses of capital that may arise from time to time as part of our operations. Subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. Additionally, we have approximately $150.5 million of board-authorized share repurchase capacity remaining under our share repurchase program which could be used for share repurchases through February 2024.

We may also use capital resources to pay dividends to our stockholders. Given the significant increase in interest expense during the nine months ended September 30, 2023 (see Results of Operations below), we reduced our annual dividend from $0.84 per share to $0.50 per share beginning with the third quarter of 2023. This reduction will reduce the cash used to pay the dividend by approximately $40 million on an annual basis. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended September 30, 2023 was approximately $17.0 million, or $0.14 per diluted share, as compared with net income applicable to common stockholders of $3.3 million, or $0.03 per diluted share, for the three months ended September 30, 2022. The decrease in net income reflects: (i) a $10.1 million increase in interest expense driven by increased interest rates on our debt during the third quarter of 2023 as compared to 2022; (ii) an $11.0 million non-cash impairment charge related to the reduction in our carrying value of goodwill during the third quarter of 2023; and (iii) a $0.8 million loss on early extinguishment of debt related to refinancing activity completed during the quarter (see Note 3 to our accompanying consolidated financial statements). These decreases were partially offset by continued growth in Property Net Operating Income as compared to the third quarter of 2022.

Comparison of the three months ended September 30, 2023 versus the three months ended September 30, 2022

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2023	% of Revenues	September 30, 2022	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$141.5		$139.5		$2.0
Property management fee revenue	0.4		0.3		0.1
Other property related income	5.0		4.2		0.8
Total revenues	146.9	100%	144.0	100%	2.9
Expense:
Property operating costs	59.8	41%	59.0	41%	0.8
Depreciation	38.1	26%	34.9	24%	3.2
Amortization	20.2	14%	23.3	16%	(3.1)
Goodwill impairment charge	11.0	7%	—	—%	11.0
General and administrative	7.0	4%	6.6	5%	0.4
	136.1		123.8		12.3
Other income (expense):
Interest expense	(27.4)	19%	(17.2)	12%	(10.2)
Other income	0.4	—%	0.3	—%	0.1
Loss on early extinguishment of debt	(0.8)	1%	—	—%	(0.8)
Net income/(loss)	$(17.0)	(12)%	$3.3	2%	$(20.3)

Revenue

Rental and tenant reimbursement revenue increased approximately $2.0 million for the three months ended September 30, 2023, as compared to the same period in the prior year. The increase was primarily due to capital recycling activity completed during 2022 and higher tenant reimbursements as a result of higher recoverable operating expenses during the current period as tenant utilization of our buildings continued to increase during 2023 as compared to the prior period.

Other property related income increased approximately $0.8 million for the three months ended September 30, 2023 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period. Additionally, parking revenue associated with the acquisition of 1180 Peachtree Street during the third quarter of 2022 also contributed to the increase.

Expense

Property operating costs increased approximately $0.8 million for the three months ended September 30, 2023, as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, as well as capital recycling activity completed during 2022. Lower real estate taxes in certain jurisdictions, including favorable tax appeals at certain assets, partially offset these increases.

Depreciation expense increased approximately $3.2 million for the three months ended September 30, 2023 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service during the twelve months ended September 30, 2023.

Amortization expense decreased approximately $3.1 million for the three months ended September 30, 2023 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing properties becoming fully amortized during the twelve months ended September 30, 2023. The decrease was partially offset by additional amortization associated with the acquisition of 1180 Peachtree Street, purchased in August 2022.

During the three months ended September 30, 2023, we reduced the carrying amount of goodwill resulting in the recognition of a non-cash impairment charge of approximately $11.0 million. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $10.2 million for the three months ended September 30, 2023, as compared to the same period in the prior year, primarily driven by increased interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was partially offset by a $0.8 million increase in capitalized interest associated with various redevelopment projects in progress during the three months ended September 30, 2023.

The $0.8 million loss on early extinguishment of debt for the three months ended September 30, 2023 is comprised of the pro-rata write-off of unamortized debt issuance costs and discounts associated with the early repurchase of approximately $350 million aggregate principal amount of the $400 Million Unsecured Senior Notes due 2024, as well as fees paid, during the quarter ended September 30, 2023 (see Note 3 to our accompanying consolidated financial statements).

Comparison of the nine months ended September 30, 2023 versus the nine months ended September 30, 2022

The following table sets forth selected data from our consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2023	% of Revenues	September 30, 2022	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$415.8		$403.6		$12.2
Property management fee revenue	1.3		1.3		—
Other property related income	15.2		11.6		3.6
Total revenues	432.3	100%	416.5	100%	15.8
Expense:
Property operating costs	176.0	41%	166.3	40%	9.7
Depreciation	110.4	25%	98.8	24%	11.6
Amortization	63.5	15%	67.0	16%	(3.5)
Goodwill impairment charge	11.0	3%	—	—%	11.0
General and administrative	22.0	5%	21.2	5%	0.8
	382.9		353.3		29.6
Other income (expense):
Interest expense	(72.8)	16%	(44.9)	11%	(27.9)
Other income	3.8	—%	2.3	1%	1.5
Loss on early extinguishment of debt	(0.8)	—%	—	—%	(0.8)
Gain on sale of real estate assets	—	—%	50.7	12%	(50.7)
Net income/(loss)	$(20.4)	(5)%	$71.3	17%	$(91.7)

Revenue

Rental and tenant reimbursement revenue increased approximately $12.2 million for the nine months ended September 30, 2023 as compared to the same period in the prior year. The increase was primarily due to capital recycling activity completed during 2022 and higher tenant reimbursements as a result of higher recoverable operating expenses during the current period as tenant utilization of our buildings continued to increase during 2023 as compared to the prior period.

Other property related income increased approximately $3.6 million for the nine months ended September 30, 2023 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period. Additionally, parking revenue associated with the 1180 Peachtree Street building acquired during the third quarter of 2022 also contributed to the increase.

Expense

Property operating costs increased approximately $9.7 million for the nine months ended September 30, 2023 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, and capital recycling activity completed during 2022.

Depreciation expense increased approximately $11.6 million for the nine months ended September 30, 2023 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2022, as well as the acquisition of 1180 Peachtree Street mentioned above.

Amortization expense decreased approximately $3.5 million for the nine months ended September 30, 2023 as compared to the same period in the prior year. The decrease in amortization expense associated with certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2022 was largely offset by additional amortization associated with the acquisition of 1180 Peachtree Street mentioned above.

During the nine months ended September 30, 2023, we reduced the carrying amount of goodwill resulting in the recognition of a non-cash impairment charge of approximately $11.0 million. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $27.9 million for the nine months ended September 30, 2023 as compared to the same period in the prior year primarily driven by increased interest rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, as well as a higher average debt balance outstanding during the current period. This increase was partially offset by a $1.3 million increase in capitalized interest associated with various redevelopment projects in progress during the nine months ended September 30, 2023.

Other income increased approximately $1.5 million for the nine months ended September 30, 2023 as compared to the same period in the prior year due to interest income earned on cash invested prior to the repayment of the $350 Million Unsecured Senior Notes in June 2023; consequently, we do not expect such interest income to recur in future periods.

The loss on early extinguishment of debt for the nine months ended September 30, 2023 is comprised of the pro-rata write-off of unamortized debt issuance costs and discounts associated with the early repurchase of approximately $350 million aggregate principal amount of the $400 Million Unsecured Senior Notes due 2024, as well as fees paid, during the quarter ended September 30, 2023 (see Note 3 to our accompanying consolidated financial statements).

The $50.7 million gain on sale of real estate assets during the nine months ended September 30, 2022 primarily consisted of the gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January of 2022.

Issuer and Guarantor Financial Information

As of September 30, 2023, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.1 billion of senior unsecured notes payable outstanding that mature in 2024, 2028, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont, the parent entity that consolidates Piedmont OP and all other subsidiaries. In particular, Piedmont guarantees to each holder of the Notes that the principal and interest on the Notes will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise; interest on overdue principal and interest on any overdue interest, if any, on the Notes will also be paid in full when due; and all other obligations of the Issuer to the holders of the Notes will be promptly paid in full. Piedmont's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of Piedmont's other existing and future senior unsecured indebtedness and guarantees. Piedmont’s guarantee of the Notes is effectively subordinated in right of payment to any future mortgage or other secured indebtedness or secured guarantees of Piedmont (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of Piedmont’s subsidiaries.

In the event of the bankruptcy, liquidation, reorganization or other winding up of Piedmont OP or Piedmont, assets that secure any of their respective secured indebtedness and other secured obligations will be available to pay their respective obligations under the Notes or the guarantee, as applicable, and their other respective unsecured indebtedness and other unsecured obligations only after all of their respective indebtedness and other obligations secured by those assets have been repaid in full.

All non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments.

Pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, the following tables present summarized financial information for Piedmont OP as issuer and Piedmont as guarantor on a combined basis after elimination of (i) intercompany transactions and balances among Piedmont OP and Piedmont and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor (in thousands):

Combined Balances of Piedmont OP and Piedmont, Inc. as Issuer and Guarantor, respectively	As of September 30, 2023	As of December 31, 2022

Due from non-guarantor subsidiary	$900	$900
Total assets	$312,479	$325,884
Total liabilities	$1,890,513	$1,845,551

		For the Nine Months Ended September 30, 2023
Total revenues		$36,842
Net loss		$(72,634)

Net Operating Income by Geographic Segment

Our chief operating decision maker ("CODM"), who is our President and Chief Executive Officer, evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Washington, D.C./Northern Virginia, Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of September 30, 2023, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and Piedmont does not maintain a significant presence or anticipate further investment in these markets. These two properties are included in "Other" below. See Note 11 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Atlanta	$25,965	$21,627	$77,247	$58,354
Dallas	16,334	15,325	47,313	47,189
Orlando	8,895	8,865	27,446	26,206
Washington, D.C./Northern Virginia	9,183	9,712	27,156	29,851
Minneapolis	9,166	8,072	25,622	23,950
New York	7,565	7,959	22,286	23,901
Boston	6,422	9,646	19,213	29,922
Total reportable segments	83,530	81,206	246,283	239,373
Other	3,544	3,893	9,956	10,794
Total NOI	$87,074	$85,099	$256,239	$250,167

Comparison of the Nine Months Ended September 30, 2023 Versus the Nine Months Ended September 30, 2022

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

Reconciliations of net income/(loss) applicable to common stock to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2023	Per Share(1)	September 30, 2022	Per Share(1)	September 30, 2023	Per Share(1)	September 30, 2022	Per Share(1)
GAAP net income/(loss) applicable to common stock	$(17,002)	$(0.14)	$3,331	$0.03	$(20,357)	$(0.16)	$71,261	$0.58
Depreciation of real estate assets	37,790	0.31	34,743	0.28	109,680	0.88	98,262	0.79
Amortization of lease-related costs	20,151	0.16	23,278	0.19	63,495	0.51	66,986	0.54
Goodwill impairment charge	10,957	0.09	—	—	10,957	0.09	—	—
Gain on sale of real estate assets	—	—	—	—	—	—	(50,674)	(0.41)
NAREIT Funds From Operations applicable to common stock	$51,896	$0.42	$61,352	$0.50	$163,775	$1.32	$185,835	$1.50
Adjustments:
Loss on early extinguishment of debt	820	0.01	—	—	820	0.01	—	—
Core Funds From Operations applicable to common stock	52,716	$0.43	61,352	$0.50	164,595	$1.33	185,835	$1.50
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,410		922		3,961		2,463
Depreciation of non real estate assets	350		189		711		537
Straight-line effects of lease revenue	(418)		(3,268)		(6,360)		(8,874)
Stock-based compensation adjustments	2,070		1,950		4,348		3,116
Amortization of lease-related intangibles	(4,479)		(3,542)		(11,010)		(9,713)
Non-incremental capital expenditures (2)	(11,710)		(14,121)		(35,070)		(42,406)
Adjusted Funds From Operations applicable to common stock	$39,939		$43,482		$121,175		$130,958
Weighted-average shares outstanding – diluted	123,781	(3)	123,697		123,689	(3)	123,631

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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per diluted share applicable to Piedmont for the three and nine months ended September 30, 2023 as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2023 and 2022, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income/(loss) applicable to Piedmont (GAAP basis)	$(17,002)	$3,331	$(17,002)	$3,331

Net income/(loss) applicable to noncontrolling interest	1	—	1	—
Interest expense	27,361	17,244	27,361	17,244
Depreciation	38,140	34,931	38,140	34,931
Amortization	20,151	23,278	20,151	23,278
Depreciation and amortization attributable to noncontrolling interests	20	21	20	21
Goodwill impairment charge	10,957	—	10,957	—

EBITDAre(1)	$79,628	$78,805	$79,628	$78,805
Loss on early extinguishment of debt	820	—	820	—

Core EBITDA(2)	80,448	78,805	80,448	78,805
General & administrative expenses	7,043	6,590	7,043	6,590
Management fee revenue (3)	(210)	(177)	(210)	(177)
Other income	(207)	(119)	(207)	(119)
Reversal of non-cash general reserve for uncollectible accounts	(600)	(1,000)
Straight-line rent effects of lease revenue	(418)	(3,268)
Straight line effects of lease revenue attributable to noncontrolling interests	(2)	(4)
Amortization of lease-related intangibles	(4,479)	(3,542)

Property NOI	81,575	77,285	87,074	85,099

Net operating income from:
Acquisitions (4)	(5,941)	(2,867)	(7,404)	(4,164)
Dispositions (5)	28	(2,587)	28	(2,579)
Other investments (6)	212	211	111	150

Same Store NOI	$75,874	$72,042	$79,809	$78,506

Change period over period in Same Store NOI	5.3%	N/A	1.7%	N/A

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

The following table sets forth a reconciliation of net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2023 and 2022 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income/(loss) applicable to Piedmont (GAAP)	$(20,357)	$71,261	$(20,357)	$71,261

Net income/(loss) applicable to noncontrolling interest	7	(1)	7	(1)
Interest expense	72,827	44,917	72,827	44,917
Depreciation	110,391	98,799	110,391	98,799
Amortization	63,495	66,986	63,495	66,986
Depreciation and amortization attributable to noncontrolling interests	60	65	60	65
Goodwill impairment charge	10,957	—	10,957	—
Gain on sale of real estate assets	—	(50,674)	—	(50,674)

EBITDAre(1)	$237,380	$231,353	$237,380	$231,353
Loss on early extinguishment of debt	820	—	820	—

Core EBITDA(2)	238,200	231,353	238,200	231,353
General & administrative expenses	22,013	21,212	22,013	21,212
Management fee revenue (3)	(756)	(743)	(756)	(743)
Other income	(3,218)	(1,655)	(3,218)	(1,655)
Reversal of non-cash general reserve for uncollectible accounts	(1,000)	(2,000)
Straight-line effects of lease revenue	(6,360)	(8,874)
Straight line effects of lease revenue attributable to noncontrolling interests	(7)	(6)
Amortization of lease-related intangibles	(11,010)	(9,713)

Property NOI	237,862	229,574	256,239	250,167

Net operating (income)/loss from:
Acquisitions (4)	(16,784)	(2,867)	(22,384)	(4,164)
Dispositions (5)	102	(8,372)	102	(8,437)
Other investments (6)	548	539	244	528

Same Store NOI	$221,728	$218,874	$234,201	$238,094

Change period over period in Same Store NOI	1.3%	N/A	(1.6)%	N/A

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

Overview

Our portfolio consists of office properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of September 30, 2023, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our portfolio occupancy increased to 86.7% leased as of September 30, 2023, as compared to 86.2% leased as of June 30, 2023. During the three months ended September 30, 2023, we completed approximately 302,000 square feet of leasing, including approximately 170,000 of new tenant leases which increased our leased percentage. Additionally, scheduled lease expirations for the portfolio as a whole for the rest of 2023 represent approximately 2% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant in the property typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2023, we had approximately 1.1 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $36 million of additional annual cash revenue.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended September 30, 2023, we experienced a 11.7% and 10.3% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less. During the nine months ended September 30, 2023, we experienced a 9.8% and 13.5% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended September 30, 2023, Same Store NOI increased by 5.3% and 1.7% on a cash and accrual basis, respectively, as compared to the same period in the prior year primarily due to rental rate roll-ups, as well as new leases commencing or leases with expiring rental or operating expense abatements beginning to outweigh leases that expired during the first nine months of 2023. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the nine months ended September 30, 2023.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of September 30, 2023, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit, the $200 Million 2022 Unsecured Term Loan Facility, and the $215 Million Unsecured 2023 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of September 30, 2023, other than those variable rate facilities mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $1.9 billion and $1.8 billion as of September 30, 2023 and December 31, 2022, respectively. Our interest rate swap agreements in place as of September 30, 2023 and December 31, 2022 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 4.54%.

As of September 30, 2023, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.5 billion has an average effective interest rate of approximately 5.10% per annum with expirations ranging from 2024 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2023, we had $157 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 0.84% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.24%. Our $200 Million Unsecured 2022 Term Loan Facility has a stated rate of Adjusted SOFR plus 1.00% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.43%. Our $215 Million Unsecured 2023 Term Loan has a stated rate of Adjusted SOFR plus 1.05% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.45%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2023 would increase interest expense approximately $5.7 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2023.
(b)Not applicable.
(c)There were no repurchases of shares of our common stock during the third quarter of 2023. As of September 30, 2023, approximately $150.5 million remains available under our stock repurchase program to make share repurchases through February 2024, at the discretion of management.

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

4.1
Supplemental Indenture, dated as of July 20, 2023, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on July 20, 2023).

4.2	Form of 9.250% Senior Notes due 2028 (incorporated by reference and included in Exhibit 4.2 to the Company's Current Report on Form 8-K, filed July 20, 2023).

22.1	Subsidiary Issuer of Guaranteed Securities

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 30, 2023	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)