Form 10-K
period 2023-12-31
Piedmont Office Realty Trust, Inc.
filed 2024-02-20
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $887,613,659 based on the closing price as reported on the New York Stock Exchange. As of February 16, 2024, 123,800,864 shares of common stock were outstanding.

Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2024.

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

These statements are based on beliefs and assumptions of Piedmont’s management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which Piedmont operates, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond Piedmont’s ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home), technological (e.g. Artificial Intelligence, Zoom, etc), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of revenue;
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
•The illiquidity of real estate investments, including economic changes, such as rising interest rates and available financing, which could impact the number of buyers/sellers of our target properties, and regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
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
•Risks related to the occurrence of cybersecurity incidents, including cybersecurity incidents against us or any of our properties or tenants, or a deficiency in our identification, assessment or management of cybersecurity threats impacting our operations and the public's reaction to reported cybersecurity incidents;
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
•A downgrade in our credit ratings, the credit ratings of Piedmont Operating Partnership, L.P. (the "Operating Partnership") or the credit ratings of our or the Operating Partnership's unsecured debt securities, which could, among other effects, trigger an increase in the stated rate of one or more of our unsecured debt instruments;

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
•cybersecurity incidents;
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
•availability of financing/refinancing from lenders;
•rising interest rates;
•restrictive debt covenants;
•increases in variable-rate debt payments;
•changes in interest rates that impact our interest rate derivative contracts;
•a downgrade in our credit ratings, the credit ratings of the Operating Partnership or the credit ratings of our or the Operating Partnership's unsecured debt securities;

General Risks

•changes in our dividend policy;
•price and volume fluctuations in the public market, including on the New York Stock Exchange;
•future offering of debt securities;
•market interest rate changes and resulting effect on the value of our common stock;
•securities analysts' coverage of our common stock; and
•failure of any bank in which we deposit our funds.

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

Operating Objectives and Strategy

As of December 31, 2023, we owned and operated 51 in-service office properties comprised of approximately 16.6 million square feet of primarily Class A office space which were 87.1% leased. Additionally, we have one redevelopment asset comprising 127,000 square feet in Orlando, Florida. Collectively, approximately 70% of our ALR is generated from our properties located in our Sunbelt markets. We lease space to a mixture of corporate tenants from multiple industries, and our average lease size is approximately 15,000 square feet with an average lease term remaining of approximately six years. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our ALR derived from such tenants. No tenant accounts for more than 5% of our ALR and only a total of three tenants, individually, account for 3% or more of our ALR.

Headquartered in Atlanta, Georgia, with local management offices in each of our markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates a building's operations and management and benchmarks its performance against industry standards. As of December 31, 2023, properties representing approximately 97% of our portfolio (based on square footage) had achieved such a designation, recognizing excellence in building operations and management. Our focus on operational excellence, fostering long-term relationships with our high-credit quality, diverse tenant base, and maintaining our portfolio of modern, amenity-rich properties, has resulted in an approximate 68% tenant retention rate over the past five years.
In addition to operational excellence, we also focus on environmental sustainability initiatives at our properties. During 2023, we were again named an Energy Star Partner of the Year for the third year in a row, as well as being selected as a 2022 Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy's Better Buildings Alliance. Approximately 70% of our portfolio (based on square footage) has achieved and maintains Leadership in Energy and Environmental Design ("LEED") certification.
Our primary operating objectives are to maximize the risk-adjusted return to our stockholders by increasing cash flow from operations, by achieving sustainable growth in funds from operations, and by growing net asset value as a result of long-term capital appreciation. The strategies we employ to achieve these objectives include:

Redevelopment and Repositioning of Properties

We have recently redeveloped the majority of the properties within our portfolio to maintain and enhance the competitive positioning of our properties in their respective marketplaces. These redevelopment projects have focused on creating additional, or enhancing existing, amenities for our tenants to increase tenant satisfaction, occupancy, and rental rates, thereby supporting our leasing efforts and improving returns on our invested capital.

Proactive Asset and Property Management, Leasing Capabilities, and Management of Portfolio Risk

Our proactive, hospitality-minded approach to asset and property management encompasses a number of strategies designed to maximize occupancy and rental rates while following leading environmentally-conscious business practices and also meeting or exceeding the needs of today's discerning tenants. Such strategies include:

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

Recycling Capital Efficiently

We use our proven capital recycling capabilities to maximize total return to our stockholders by selectively disposing of non-core assets and assets for which we believe full value potential during our ownership has been achieved, and redeploying the proceeds from those dispositions into new investment opportunities with higher overall return prospects. Our investment strategy focuses on attractively priced, high quality, Class A office properties located in Sunbelt markets that we have identified based on their positive economic and demographic growth trends, strong amenity base, desired location for large corporate users, above-average job and rental rate growth, proximity to robust housing options, market-leading transportation access and infrastructure, and where we can build a significant market presence. We generally look to acquire properties that complement our existing portfolio in such a manner that efficiencies can be gained and our market expertise can be maximized. Further, from time to time we may also selectively enter into strategic joint ventures with third parties to acquire, develop, redevelop or dispose of properties, thereby potentially reducing the amount of our capital required to make investments, diversifying our sources of capital, enabling us to creatively acquire and control targeted properties, or allowing us to reduce our investment concentration in certain properties and/or markets without disrupting our operating performance or local operating capabilities.

Financing Strategy

We employ a conservative leverage strategy by targeting a debt-to-gross assets ratio of between 30% to 40%, and debt to EBITDA ratio of mid 6x or below. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular time.

Human Capital and Social Involvement

As of December 31, 2023, we had 150 employees, with approximately one-third of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in local management offices located in each of the office markets we serve. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing. Approximately two-thirds of our workforce are salaried, with the remainder compensated on an hourly basis.

Training programs for our employees, managers, and contractors during 2023 included professional training on workplace harassment and cybersecurity. In addition, employees and managers received diversity, conflict management, collaboration, ethics, and safety training. We intend to provide an environment that is equitable, unbiased, pleasant, diverse, healthy, comfortable, and free from intimidation, hostilities, or other offenses that might interfere with work performance. We apply this policy to all of our employees, suppliers, and vendors, regardless of their geographic location.

We are committed to hiring and supporting a diverse workforce that fosters skilled and motivated people working together to deliver results in support of our core business values. We encourage all employees, tenants, and vendors to mutually respect one another's diversity in order to maintain a cohesive work environment that values fairness and equal treatment. During 2023, we continued our partnership with two Historically Black Colleges and Universities, by providing funding for the Piedmont Office Realty Trust Scholarship Program. The scholarships provide renewable, need-based, scholastic support to selected students interested in pursuing a career related to the real estate industry.

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

Segment Information

As of December 31, 2023, our reportable segments were determined geographically based on the markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 14, Segment Information, to the accompanying consolidated financial statements.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2023, our tenants come from broadly diversified industry sectors and no individual tenant represented more than 5% of our ALR.

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

ITEM 1A.    RISK FACTORS

The risks detailed below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially harm our business, operating results, cash flows or financial condition, impair our future prospects, negatively affect our ability to make distributions to our stockholders or cause the price of our common stock to decline. You should also refer to the other information contained in our periodic reports, including the Cautionary Note Regarding Forward-Looking Statements, our consolidated financial statements and the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of risks, uncertainties, and assumptions relating to our business.

Risks Related to Our Business and Operations

Economic, regulatory, socio-economic or technology changes that impact the real estate market generally, or that could affect patterns of use of commercial office space, may cause our operating results to suffer and decrease the value of our properties.

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
•changes in the patterns of office or parking garage use due to work-from-home arrangements, remote work technology (e.g. Artificial Intelligence, Zoom, etc) becoming more prevalent, or other changes that reduce the demand for office workers or parking spaces generally;
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
•the financial stability of our tenants, including bankruptcies, financial difficulties, or lease defaults by our tenants;
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

In addition, periods of economic slowdown or recession, rising interest rates, or declining demand for real estate could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from generating sufficient cash flow to operate our business, make distributions to our stockholders, or maintain the value of our properties.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, and we may expend significant capital in our efforts to re-let space.

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

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Collectively, approximately 70% of our ALR is generated from our properties located in our Sunbelt markets as of December 31, 2023. As a result, we are particularly susceptible to adverse conditions in these markets, including any reduction in demand for office properties, industry slowdowns, civil unrest, natural disasters, health crises, governmental cut backs, relocation of businesses, business layoffs or downsizing, and changing demographics. Our operations may also be affected if competing properties are built in any of these markets. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates or changing office market trends, could adversely affect our rental revenues and operating results, and the value of our properties.

We may be adversely affected by trends in the office real estate industry.

Businesses have increasingly implemented remote work and flexible work arrangements. There has also been a trend of businesses utilizing open workspaces and “co-working” spaces. These practices enable businesses to reduce their space requirements, thereby eroding demand for commercial office space and, in turn, placing downward pressure on occupancy, rental rates and property valuations.

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

We currently own six properties in which at least one of the tenants is a federal government agency. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the lessor or the owner of the property complies with certain rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intended to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. We face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

We review the value of our goodwill on an annual basis and when events or changes in circumstances indicate that the carrying value of goodwill may exceed the estimated fair value of such assets. Such interim events could be adverse changes in legal matters or in the business climate, adverse action or assessment by a regulator, the loss of key personnel, or persistent declines in our stock price below our carrying value. Volatility in the overall market could cause the price of our common stock to fluctuate and cause the carrying value of our company to exceed the estimated fair value. If that occurs, our goodwill could potentially be impaired. Impairment charges recognized in order to reduce our goodwill could materially and adversely affect our results of operations. See Note 6 to our accompanying consolidated financial statements for more information.

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

We intend to continue acquiring high-quality office properties, subject to the availability of attractive properties, our ability to arrange financing, and our ability to consummate acquisitions on satisfactory terms. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected for a variety of reasons. For example, costs necessary to bring acquired properties up to standards established for their intended market position may exceed our expectations, which may result in the properties’ failure to achieve projected returns. To the extent that we engage in acquisition activities, we will face the following risks, among others:

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

We have in the past and may in the future acquire properties located in markets in which we do not have an established presence. To the extent we acquire any such properties, we will face risks associated with a lack of market knowledge or understanding of the local economy, acquiring additional properties in the new market and achieving economies of scale, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge or integrate such properties into our existing portfolio could divert our management’s attention from our existing business or other attractive opportunities.

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

Actual or threatened public health epidemics or outbreaks such as the COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results.

Actual or threatened public health epidemics or outbreaks, and the actions taken to combat such epidemics or outbreaks, may adversely impact the global economy or the economic and other conditions in the markets in which we operate. Among other effects, any restrictions put in place to combat public health epidemics or outbreaks could cause some of our tenants to close or operate at reduced capacity for an extended period of time, in some cases causing such tenants to default on their leases. For example, the COVID-19 pandemic and its associated variants adversely impacted the global economy and the regional U.S. economies in which we operate, and negatively impacted some of our tenants’ ability to pay their rent. The COVID-19 pandemic also accelerated some companies’ adoption of remote work platforms and could result in longer term technological and social changes that reduce the demand for office space among companies generally. Our tenants' inability to pay rent under our leases and any declines in demand for office space could adversely affect our own liquidity and operating results.

Future terrorist attacks, armed hostilities, or civil unrest in the major metropolitan areas in which we own properties could significantly impact the demand for, and value of, our properties.

Our portfolio of properties is primarily located in the following major metropolitan areas: Atlanta, Dallas, Northern Virginia/Washington, D.C., Boston, Orlando, Minneapolis, and New York, any of which could be, and some of which have been, the target of terrorist attacks, armed hostilities, or civil unrest. Future terrorist attacks and other acts of hostility, civil unrest, or war could severely impact the demand for, and value of, our properties. Terrorist attacks, other armed hostilities, or civil unrest in and around any of the major metropolitan areas in which we own properties also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and could thereafter materially impact the availability or cost of insurance to protect against such acts. Attacks, armed conflicts, or civil unrest could result in increased operating costs including building security, property and casualty insurance, and property maintenance. As a result of terrorist activities, other armed hostilities or civil unrest, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from an attack. A decrease in demand could also make it difficult to renew or re-lease our properties at lease rates equal to or above historical rates. To the extent that any future terrorist attacks, armed hostilities, or civil unrest otherwise disrupt our tenants’ businesses, it may impair our tenants’ ability to make timely payments under their existing leases with us, which would harm our operating results.

We face risks related to the occurrence of cybersecurity incidents, or a deficiency in our information systems, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cybersecurity incident is considered to be an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein. While we have not experienced any material cybersecurity incidents in the past, the risk of such an incident, including as a result of computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cybersecurity incident include physical harm to occupants of our buildings, physical damage to our buildings, actual cash loss, operational interruption, regulatory investigations, fines and orders, litigation, damage to our relationship and reputation with our tenants, potential errors from misstated financial reports, violations of loan covenants, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Insider or employee cyber and security threats, including as a result of social engineering and phishing attempts, are increasingly a concern for all companies, including ours. We are continuously working to install new networks and to upgrade our existing networks, building operating and information technology systems, and to train employees against phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cybersecurity risks and incidents. However, such upgrades, new technology and training may not be sufficient to protect us from all risks.

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

Costs of complying with governmental laws and regulations may reduce our net income and cash flows.

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

As of December 31, 2023, we had total outstanding indebtedness of approximately $2.1 billion, including $197.0 million of mortgage debt. Although the instruments governing our indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes.

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

A downgrade in our credit ratings, the credit ratings of the Operating Partnership or the credit ratings of our or the Operating Partnership's unsecured debt securities could materially adversely affect our business and financial condition.

The credit ratings assigned to us, to the Operating Partnership and to our and their unsecured debt securities could change based upon, among other things, our results of operations and financial condition. If any of the credit rating agencies that have rated us, the Operating Partnership or our or their unsecured debt securities downgrades or lowers these credit ratings, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs (including by increasing interest expense as a result of increases in the state interest rate spreads over reference rates or increased interest rate step-ups on certain of our or the Operating Partnership's debt instruments) and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations.

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
•change in the credit ratings assigned to us, the Operating Partnership or our or their unsecured debt securities;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2023.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threats alongside other company risks as part of our overall risk assessment process. In addition, we perform an external, specific cybersecurity risk assessment every eighteen months. Included in our management of cybersecurity risk is our annual review of our Incident Response Plan/Policy, involving employees from all responsibility levels of the company. Our Chief Financial and Administrative Officer has primary responsibility for overseeing our information systems and information technology resources, including risks from cybersecurity threats. To assist our Chief Financial and Administrative Officer in discharging these responsibilities, we have a standing management committee to address information technology and cybersecurity risk matters comprised of our Chief Financial and Administrative Officer, the principal of a third-party, managed security service provider (an “MSSP”), our Vice President of Risk Management, our Chief Accounting Officer, our Senior Vice President of Human Resources and certain other members of our information technology staff and property management. This committee meets on a quarterly basis, with additional meetings held as-needed throughout the year, to:

•monitor emerging data protection laws and implement changes to our processes designed to comply with these laws;
•identify and assess material risks from cybersecurity threats;
•provide guidance on our cybersecurity strategy development and implementation;
•ensure that regular risk assessments and appropriate mitigation strategies are in place;
•ensure the performance of regular vulnerability and penetration testing and remediation of findings;
•oversee the implementation and management of cybersecurity-related tools such as security information and event management systems; and
•review relevant service organization controls reports for the MSSP that serves as our Security Operation Center; and
•require training and security awareness programs for our employees.

Our Vice President of Risk Management monitors and tests these initiatives on a periodic basis. Additionally, our Chief Financial and Administrative Officer partners with the MSSP and our information technology staff throughout the organization to manage material risks from cybersecurity threats, as well as to provide managerial and operational support for our information systems and information technology resources on a daily basis.

We also maintain an incident response plan to coordinate the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response plan is tested annually, with tabletop exercises to assess the validity of the plan and to make necessary modifications, as needed, on a bi-annual basis.

We utilize external risk advisory and accounting firms to perform an audit focusing on entity-level, application and information technology general computer controls annually, as well as the full cybersecurity risk assessment mentioned above. Audit results and the risk assessments are reviewed by our Chief Financial and Administrative Officer, the principal of the MSSP, and our Vice President of Risk Management. Any exceptions are addressed with a remediation plan and implemented with appropriate resources. Audit results, risk assessments and remediation plans are discussed with the Audit Committee of the board of directors, who has responsibility for cybersecurity risk oversight, each quarter until all points are fully resolved.

We also identify and oversee cybersecurity risk from third-party service providers through our vendor management policy, which requires increasing levels of due diligence and required insurance coverages in proportion to each provider's access to our information systems.

Although we have never experienced a material information security breach nor have we incurred any expenses related to such a breach, we take a proactive approach to managing information security risk. Our process for managing existing and new service providers evaluates the degree to which such service providers will interface with our systems. This process dictates minimum insurance requirements and increased security documentation and protocols as interaction with our systems increases. We also have an information security training and compliance program which includes cybersecurity updates, notices, reminders, and simulated cyber-attacks emailed to all employees bi-weekly and that all employees are required to participate in at least annually. Further, we have a documented business continuity plan that is updated and tested on an annual basis and we carry an information security risk insurance policy.

See "We face risks related to the occurrence of cyber incidents, or a deficiency in our cybersecurity, which could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results” included as part of the risk factors described in Item 1A of this Annual Report on Form 10-K for additional information on the potential impact any cybersecurity incident may have on our business, results of operations, financial condition and cash flows.

Cybersecurity Governance

The Audit Committee of the board of directors oversees cybersecurity risk and is comprised of three independent members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The chair of our Audit Committee holds a Certificate in Cybersecurity Oversight from the National Association of Corporate Directors and has previous work experience at a large retailer with point-of-sale cybersecurity exposure. The Audit Committee receives quarterly updates summarizing on-going information technology and cybersecurity initiatives from our Chief Financial and Administrative Officer and reviews the results of our annual risk assessment and regular cyber risk assessment upon completion. Any significant issues identified are reported to the Audit Committee of the board of directors on a quarterly basis.

As described above, our management team is responsible for the day-to-day assessment and management of material risks from cybersecurity threats through our Chief Financial and Administrative Officer, our standing management committee on information technology and cybersecurity risk matters and the MSSP. This group would be notified through our Incident Response Plan/Policy and appropriate actions undertaken in accordance with the plan document if a cyber attack were to occur.

Our Vice President of Risk Management is a Certificated Information Systems Auditor (CISA) and a Certified Internal Auditor (CIA) and holds a Certificate in Risk Management Assurance (CRMA). Personnel from the MSSP hold several certifications, including but not limited to: Certified Information Systems Security Professional ("CISSP"); ITIL Foundations; Fortinet Certified Network Security Administration and Professional; Microsoft Certified IT Professional, Technology Specialist, Solutions Associate; and Citrix Certified Administrator/Citrix Presentation Server 4.0. The external risk advisory and accounting firms that we use to perform our audits and assessments described above utilize personnel qualified as one or more of the following to perform our audits and assessments: Certified Information Systems Auditor (CISA), CISSP, Certified Information Security Manager (CISM), and Certified Information Technology Professional (CITP).

ITEM 2.    PROPERTIES

Overview

As of December 31, 2023, we owned interests in 51 in-service office properties, with approximately 70% of our ALR generated from our properties located in major U.S. Sunbelt markets. As of December 31, 2023 and 2022, our in-service portfolio was 87.1% and 86.7% leased, respectively, with an average lease term remaining as of each period end of approximately six years and an average lease size of 15,000 square feet. No tenant accounts for more than 5% of our ALR, and only a total of three tenants, individually, account for 3% or more of our ALR.

ALR related to our in-service portfolio was $575.5 million, or $39.89 per leased square foot, as of December 31, 2023 as compared with $555.3 million, or $38.46 per leased square foot, as of December 31, 2022.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2023:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Atlanta	$163,389	4,706	28.4	91.1
Dallas	112,753	3,478	19.6	80.4
Northern Virginia/Washington, D.C.	66,190	1,589	11.5	77.9
Minneapolis	65,381	2,104	11.4	89.6
Orlando	59,582	1,757	10.4	95.0
New York	49,142	1,045	8.5	87.3
Boston	39,301	1,270	6.8	85.0
Other (1)	19,729	614	3.4	91.2
	$575,467	16,563	100.0	87.1

(1)Includes 1430 Enclave Parkway and Enclave Place in Houston, Texas.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2023 during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
2023 (1)	8,691	1.5
2024	42,280	7.4
2025	69,771	12.1
2026	64,462	11.2
2027	53,412	9.3
2028	68,122	11.8
2029	56,012	9.7
2030	27,674	4.8
2031	28,655	5.0
2032	23,514	4.1
2033	11,022	1.9
2034	35,649	6.2
2035	19,233	3.4
Thereafter	66,970	11.6
	$575,467	100.0

(1)    Includes leases with an expiration date of December 31, 2023, comprised of approximately 351,000 square feet.

Certain Restrictions Related to our Properties

As of December 31, 2023, only 1180 Peachtree Street in Atlanta, Georgia was held as collateral for debt, and there were no properties subject to underlying ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding our properties as of December 31, 2023.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 16, 2024, there were 7,277 common stockholders of record of our common stock.

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

The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by outstanding debt service and capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors declared a quarterly dividend of $0.21 per common share for the first and second quarter of 2023, and a quarterly dividend of $0.125 per common share for the third and fourth quarter of 2023.

During the year ended December 31, 2023, we had a board-authorized stock repurchase program in place that allowed management to repurchase shares of our common stock when they believed such purchases would be a prudent use of capital. No shares were repurchased during the year ended December 31, 2023. As of December 31, 2023, approximately $150.5 million of share repurchase capacity remained; however, this plan expired in February 2024 with no additional purchases.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2018 through December 31, 2023. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Piedmont Office Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2018	2019	2020	2021	2022	2023
Piedmont Office Realty Trust, Inc.	$100.00	$135.92	$104.01	$123.38	$65.70	$56.04
FTSE NAREIT Equity Office	$100.00	$131.42	$107.19	$130.77	$81.58	$83.23
FTSE NAREIT Equity REITs	$100.00	$126.00	$115.92	$166.04	$125.58	$142.83
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2023.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There were no repurchases of shares of our common stock during the fourth quarter of 2023. As of December 31, 2023 approximately $150.5 million remains available under our board-authorized stock repurchase program; however, this plan expired in February 2024 with no additional purchases.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors" set forth in Item 1A. of this report.

Liquidity and Capital Resources

We intend to use cash on hand, cash flow generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As a result of refinancing activity completed in January 2024 (see Note 3 to our accompanying consolidated financial statements), our only remaining 2024 debt maturity is the $50.2 million outstanding balance of our $400 Million Unsecured Senior Notes due in March 2024, which we intend to repay using our $600 Million Unsecured 2022 Line of Credit. Our 2025 debt maturities are the remaining $25 million of our $215 Million Unsecured 2023 Term Loan due in January 2025 and the $250 Million Unsecured 2018 Term Loan due in March 2025. We currently anticipate repaying these amounts using any or a combination of following: our $600 Million Unsecured 2022 Line of Credit, net proceeds from the disposition of select properties, and other new secured or unsecured borrowings from third party lenders or the public debt market. The nature and timing of any additional sources of capital will be highly dependent on market conditions. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2023 and 2022, we incurred the following types of capital expenditures (in thousands):

	December 31, 2023	December 31, 2022
Capital expenditures for redevelopment/renovations	$57,630	$59,435
Other capital expenditures, including building and tenant improvements	100,561	61,924
Total capital expenditures (1)	$158,191	$121,359

(1)Of the total amounts paid, approximately $10.1 million and $7.2 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2023 and 2022, respectively.

"Capital expenditures for redevelopment/renovations" during the years ended December 31, 2023 and 2022 primarily related to building upgrades, primarily to the lobbies and the addition of tenant amenities at our 60 Broad Street building in New York City, our Galleria Tower buildings in Dallas, Texas, as well as our 222 South Orange building in Orlando, Florida, and our Galleria on the Park buildings, 1155 Perimeter Center West, and 999 Peachtree Street in Atlanta, Georgia, among others.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the year ended December 31, 2023, we have committed to spend approximately $5.22 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.34 (net of expired lease commitments) for the year ended December 31, 2022. As of December 31, 2023, we had one individually significant unrecorded tenant allowance commitment greater than $10.0 million.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the size of the leased square footage, length of lease term, and the competitive market conditions of the particular office market at the time a lease is being negotiated.

Although repayment of debt is currently our priority, subject to the identification and availability of attractive investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital.

We also use capital resources to pay dividends to our stockholders. Given the significant increase in interest expense during the year ended December 31, 2023 (see Results of Operations below), we reduced our annual dividend from $0.84 per share to $0.50 per share beginning with the third quarter of 2023 which will reduce the cash used to pay the dividend by approximately $40 million on an annual basis. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; and (vii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations (2023 vs. 2022)

Overview

Net loss applicable to common stockholders for the year ended December 31, 2023 was approximately $48.4 million, or $0.39 per diluted share, as compared with net income applicable to common stockholders of $146.8 million, or $1.19 per diluted share, for the year ended December 31, 2022. The decrease in net income reflects: (i) a decreased gain on sale of real estate assets of $149.8 million; (ii) a $35.6 million increase in interest expense in the current period compared to the prior period primarily due to higher interest rates; (iii) and a $14.8 million increase in depreciation expense due to additional building and tenant improvements acquired and/or placed in service over the two year period. These decreases were partially offset by continued growth in Property Net Operating Income during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Comparison of the accompanying consolidated statements of operations for the year ended December 31, 2023 vs. the year ended December 31, 2022.

The following table sets forth selected data from our consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2023	% of Revenues	December 31, 2022	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$555.3		$545.7		$9.6
Property management fee revenue	1.7		1.7		—
Other property related income	20.7		16.4		4.3
Total revenues	577.7	100%	563.8	100%	13.9
Expense:
Property operating costs	235.1	41%	226.1	40%	9.0
Depreciation	148.4	26%	133.6	24%	14.8
Amortization	87.7	15%	90.9	16%	(3.2)
Impairment charges	29.4	4%	26.0	4%	3.4
General and administrative	29.2	5%	29.1	5%	0.1
	529.8		505.7		24.1
Other income (expense):
Interest expense	(101.3)	18%	(65.7)	12%	(35.6)
Other income	3.9	1%	2.7	—%	1.2
Loss on early extinguishment of debt	(0.8)	—%	—	—%	(0.8)
Gain on sale of real estate assets	1.9	—%	151.7	27%	(149.8)
Net income/(loss)	$(48.4)	(8)%	$146.8	26%	$(195.2)

Revenue

Rental and tenant reimbursement revenue increased approximately $9.6 million for the year ended December 31, 2023 as compared to the prior year. The increase was primarily due to capital recycling activity during the year ended December 31, 2022 and higher tenant reimbursements as a result of higher recoverable operating expenses during the current year as tenant utilization of our buildings increased during 2023 as compared to the prior year.

Other property related income increased approximately $4.3 million for the year ended December 31, 2023 as compared to the prior year primarily due to higher transient parking at our buildings during the current year. Additionally, parking revenue associated with the 1180 Peachtree Street building acquired during the third quarter of 2022 also contributed to the increase.

Expense

Property operating costs increased approximately $9.0 million for the year ended December 31, 2023 as compared to the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, and utilities resulting from higher tenant utilization during the current period, and capital recycling activity during the year ended December 31, 2022.

Depreciation expense increased approximately $14.8 million for the year ended December 31, 2023 compared to the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2022, as well as the acquisition of 1180 Peachtree Street mentioned above.

Amortization expense decreased approximately $3.2 million for the year ended December 31, 2023 compared to the prior year. The decrease in amortization expense associated with certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2022 was largely offset by additional amortization associated with the acquisition of 1180 Peachtree Street mentioned above, as well as accelerated amortization associated with lease terminations.

During the years ended December 31, 2023 and 2022, we reduced the carrying amount of goodwill resulting in the recognition of non-cash impairment charges of approximately $29.4 million and $16.0 millions, respectively. See Note 6 to our accompanying consolidated financial statements for further details. During the year ended December 31, 2022, we also recognized a non-cash impairment loss on real estate assets of approximately $10.0 million related to a change in hold period assumptions for one of our Minneapolis properties.

Other Income (Expense)

Interest expense increased approximately $35.6 million for the year ended December 31, 2023 as compared to the prior year primarily driven by increased interest rates on floating-rate debt during 2023 and on $600 million of refinanced fixed-rate debt, also obtained in 2023.

Other income increased approximately $1.2 million for the year ended December 31, 2023 as compared to the prior year due primarily to interest income earned on cash invested for short periods pending the repayment of debt; consequently, we do not expect such interest income to recur in future periods.

The loss on early extinguishment of debt for the year ended December 31, 2023 is comprised of the pro-rata write-off of unamortized debt issuance costs and discounts associated with the early repurchase of approximately $350 million aggregate principal amount of the $400 Million Unsecured Senior Notes due 2024, as well as fees paid. See Note 3 to our accompanying consolidated financial statements for further details.

Gain on sale of real estate assets during the year ended December 31, 2022 includes $49.2 million of gain recognized on the sale of the 225 & 235 Presidential Way buildings, which closed in January 2022, as well as $102.5 million of gain recognized on the sale of the Cambridge Portfolio in December 2022.

Results of Operations (2022 vs. 2021)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2022 vs. 2021)" in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 22, 2023, for a discussion of the results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Issuer and Guarantor Financial Information

As of December 31, 2023, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.3 billion of senior unsecured notes payable outstanding that mature in 2024, 2028, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont, the parent entity that consolidates Piedmont OP and all other subsidiaries. In particular, Piedmont guarantees to each holder of the Notes that the principal and interest will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise; interest on overdue principal and interest on any overdue interest, if any, will also be paid in full when due; and all other obligations of the Issuer to the holders of the Notes will be promptly paid in full. Piedmont's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of Piedmont's other existing and future senior unsecured indebtedness and guarantees. Piedmont’s guarantee of the Notes is effectively subordinated in right of payment to any future mortgage or other secured indebtedness or secured guarantees of Piedmont (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of Piedmont’s subsidiaries.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of December 31, 2023	As of December 31, 2022

Due from non-guarantor subsidiary	$900	$900
Total assets	$285,116	$325,884
Total liabilities	$1,926,434	$1,845,551

		For the Year Ended December 31, 2023
Total revenues		$48,429
Net loss		$(115,485)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM") who evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of December 31, 2023, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 14 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Years Ended December 31,
	2023	2022
Atlanta	$103,475	$82,878
Dallas	64,566	62,444
Orlando	36,639	35,327
Northern Virginia/Washington, D.C.	36,334	39,994
Minneapolis	33,302	31,886
New York	29,357	31,252
Boston	25,703	39,101
Total reportable segments	329,376	322,882
Other	12,969	14,685
Total NOI	$342,345	$337,567

Comparison of the Year Ended December 31, 2023 Versus the Year Ended December 31, 2022

Atlanta

NOI increased primarily due to the acquisition of 1180 Peachtree Street during the third quarter of 2022.

Northern Virginia/Washington, D.C.

NOI decreased due to the termination of certain leases at Arlington Gateway in late 2022.

Boston

NOI decreased primarily due to the disposition of the 225 and 235 Presidential Way assets in January 2022 and the disposition of the Cambridge Portfolio in December 2022.

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

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as Net income/(loss) (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets, goodwill, and investment in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, along with appropriate adjustments to those reconciling items for joint ventures, if any. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to the computation made by other REITs.

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the early extinguishment of swaps and/or debt and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain infrequent or non-recurring items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to the computation made by other REITs.

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

Reconciliations of net income/(loss) to FFO, Core FFO, and AFFO for the years ended December 31, 2023, 2022, and 2021, respectively, are presented below (in thousands except per share amounts):

	2023		Per Share (1)	2022	Per Share(1)	2021		Per Share(1)
GAAP net income/(loss) applicable to common stock	$(48,387)		$(0.39)	$146,830	$1.19	$(1,153)		$(0.01)
Depreciation of real assets	147,569		1.19	132,849	1.07	119,629		0.96
Amortization of lease-related costs	87,717		0.71	90,891	0.74	85,946		0.69
Impairment charges	29,446		0.24	25,981	0.21	41,000		0.33
Gain on sale of real estate assets	(1,946)		(0.02)	(151,729)	(1.23)	—		—
NAREIT Funds From Operations applicable to common stock	$214,399		$1.73	$244,822	$1.98	$245,422		$1.97
Adjustments:
Severance costs associated management reorganization	—		—	2,248	0.02	—		—
Loss on early extinguishment of debt	820		0.01	—	—	—		—
Core Funds From Operations applicable to common stock	$215,219		$1.74	$247,070	$2.00	$245,422		$1.97
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discounts on debt	5,442			3,389		2,857
Depreciation of non real estate assets	847			728		949
Straight-line effects of lease revenue	(7,268)			(11,230)		(10,566)
Stock-based compensation adjustments	6,337			4,833		7,924
Amortization of lease-related intangibles	(13,879)			(13,426)		(11,290)
Non-incremental capital expenditures (2)	(53,690)			(53,324)		(75,162)
Adjusted Funds From Operations applicable to common stock	$153,008			$178,040		$160,134
Weighted-average shares outstanding – diluted	123,702	(3)		123,524		124,455	(3)

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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per diluted share applicable to Piedmont for the years ended December 31, 2023 and 2021 as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation from net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Net income/(loss) applicable to Piedmont (GAAP basis)	$(48,387)	$146,830	$(48,387)	$146,830

Net income applicable to noncontrolling interest	10	—	10	—
Interest expense	101,258	65,656	101,258	65,656
Depreciation	148,417	133,577	148,417	133,577
Amortization	87,717	90,891	87,717	90,891
Depreciation and amortization attributable to noncontrolling interests	80	85	80	85
Impairment charges	29,446	25,981	29,446	25,981
Gain on sale of real estate assets	(1,946)	(151,729)	(1,946)	(151,729)

EBITDAre(1)	316,595	311,291	316,595	311,291
Loss on early extinguishment of debt	820	—	820	—
Severance costs associated management reorganization	—	2,248	—	2,248

Core EBITDA(2)	317,415	313,539	317,415	313,539
General & administrative expenses	29,190	26,879	29,190	26,879
Management fee revenue(3)	(1,004)	(1,004)	(1,004)	(1,004)
Other income	(3,256)	(1,847)	(3,256)	(1,847)
Reversal of non-cash general reserve for uncollectible accounts	(1,000)	(3,000)
Straight-line rent effects of lease revenue	(7,268)	(11,230)
Straight-line effects of lease revenue attributable to noncontrolling interests	(10)	(10)
Amortization of lease-related intangibles	(13,879)	(13,426)

Property NOI	320,188	309,901	342,345	337,567

Net operating (income)/loss from:
Acquisitions(4)	(22,907)	(8,180)	(30,167)	(11,717)
Dispositions(5)	65	(10,714)	65	(10,826)
Other investments(6)	790	763	387	651

Same Store NOI	$298,136	$291,770	$312,630	$315,675

Change period over period in Same Store NOI	2.2%	N/A	(1.0)%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current NAREIT definition. NAREIT currently defines EBITDAre as net income (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment losses, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for joint ventures, if any. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
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

Overview

Our portfolio consists of office properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of December 31, 2023, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

The leased percentage of our portfolio increased approximately 40 basis points during the year ended December 31, 2023, from 86.7% leased as of December 31, 2022 to 87.1% leased as of December 31, 2023. The increase was attributable to the completion of approximately 830,000 of new tenant leases during the year ended December 31, 2023, representing the largest annual amount of new tenant leasing since 2018. Additionally, we renewed approximately 1.4 million square feet of expiring leases, resulting in approximately 2.2 million square feet of total leasing for the year ended December 31, 2023. Scheduled lease expirations for 2024 represent approximately 1.2 million square feet, or 7.4% of our ALR, some portion of which may renew. Our historical retention rate is approximately 68% over the past five years. To the extent the square footage from new leases for currently vacant space exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2023, we had approximately 1.1 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $35 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the year ended December 31, 2023, we experienced a 4.7% and 12.4% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the year ended December 31, 2023, Same Store NOI increased by 2.2% on a cash basis and decreased 1.0% on an accrual basis as compared to the prior year. Cash basis Same Store NOI increased as compared to the prior year primarily due to rental rate roll-ups, as well as new leases commencing or leases with expiring rental or operating expense abatements beginning to outweigh leases that expired during 2023. Property Net Operating Income on an accrual basis increased approximately $4.8 million, or 1.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily as a result of the acquisition of 1180 Peachtree Street during the third quarter of 2022. After removing the operating results of 1180 Peachtree Street, Same Store NOI on an accrual basis for the year ended December 31, 2023 decreased approximately 1% as compared to the prior year. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

In performing our goodwill impairment assessment, we compare the estimated fair value of each of our reporting units to the reporting unit's carrying value, inclusive of allocated goodwill. If we conclude the fair value of a reporting unit is less than its carrying value, then we would recognize a goodwill impairment loss equal to the excess of the reporting unit's carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). Estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. We also make estimates about future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, and the number of months it takes to re-lease the property, among other factors. The changing of these assumptions and the subjectivity of the market based assumptions used in the discounted future cash flow analysis, particularly the capitalization rates and discount rates, could result in a changed assessment or an incorrect assessment of the reporting unit’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our reporting units and related goodwill and our reported net income/(loss) attributable to Piedmont. In addition, adverse economic conditions could also cause us to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations. See Note 6 to our accompanying consolidated financial statements for more details regarding our goodwill for the years ended December 31, 2023 and 2022.

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

There were no related-party transactions during the three years ended December 31, 2023.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of December 31, 2023, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit, the remaining $100 million outstanding on the $200 Million 2022 Unsecured Term Loan Facility, and the $215 Million Unsecured 2023 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2023, other than those variable rate facilities mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2023, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2024		2025		2026		2027	2028	Thereafter	Total
Maturing debt:
Variable rate repayments	$315,000	(2)	$—		$59,000	(4)	$—	$—	$—	$374,000
Variable rate average interest rate (1)	6.71%		—%		6.45%		—%	—%	—%	6.67%
Fixed rate repayments	$53,317		$253,588	(3)	$3,738		$3,895	$781,495	$600,000	$1,696,033
Fixed rate average interest rate (1)	4.43%		4.78%		4.10%		4.10%	8.05%	2.95%	5.63%

(1)See Note 3 to our accompanying consolidated financial statements for further details on our debt structure.
(2)Includes a balance of $100 million on the $200 Million Unsecured Term Loan Facility which was repaid on January 30, 2024. Also includes the $215 Million Unsecured 2023 Term Loan, $190 million of which was repaid on January 30, 2024, with the remaining $25 million extended to January 31, 2025. See Note 3 to our accompanying consolidated financial statements for more details.
(3)Includes the $250 Million Unsecured 2018 Term Loan. The facility has a stated variable rate; however, Piedmont's interest rate swap agreements as of December 31, 2023 effectively fix, exclusive of changes to Piedmont's credit rating, the full principal balance to 4.79% through the maturity date of the loan.

(4)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not in default and upon payment of extension fees.

The estimated fair value of our debt above as of December 31, 2023 and 2022 was approximately $2.0 billion and $1.8 billion, respectively. Our interest rate swap agreements in place as of December 31, 2023 and December 31, 2022, respectively, carried a notional amount of $250 million and a weighted-average fixed interest rate of 3.49%, exclusive of our corporate credit rating spread.

As of December 31, 2023, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.7 billion has an average effective interest rate of approximately 5.63% per annum with expirations ranging from 2024 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of December 31, 2023, we had a $59.0 million outstanding balance on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 1.04% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.45%. Our $200 Million Unsecured Term Loan Facility had a stated rate of Adjusted SOFR plus 1.25% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.70%. Our $215 Million Unsecured 2023 Term Loan had a stated rate of Adjusted SOFR plus 1.30% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.71%.To the extent that we borrow funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate lines of credit, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our outstanding borrowings as of December 31, 2023 would increase interest expense approximately $3.7 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2023 or 2022.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2023, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2024

ITEM 9B.    OTHER INFORMATION

No director or officer has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of Piedmont that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any written trading arrangement for the purchase or sale of securities of Piedmont that meets the requirements of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c), as defined in Regulation S-K of the Exchange Act.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. The information contained on our website is not incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)    1.        The financial statements begin on page F-5 of this Annual Report on Form 10-K. The following financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as part of this report:

(a)    2.        Schedule III—Real Estate Assets and Accumulated Depreciation.

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
3.1.1
Third Articles of Amendment and Restatement of Piedmont Office Realty Trust, Inc. (the "Company") (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010)

3.1.2	Articles of Amendment to the Third Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.1.3
Articles Supplementary to the Third Articles of Amendment and Restatement of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011)

3.1.4
Articles Supplementary to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on November 14, 2016)

3.1.5
Articles of Amendment to the Third Articles of Amendment and Restatement of the Company, as supplemented and amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 23, 2018)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

4.1.1
Indenture, dated May 9, 2013, by and among Piedmont Operating Partnership, LP (the "Operating Partnership"), the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on May 13, 2013)

4.1.2	Form of 3.40% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 13, 2013)

4.2.1
Indenture, dated March 6, 2014, by and among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

4.2.2
Supplemental Indenture, dated March 6, 2014, by and among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on March 6, 2014)

4.2.3	Form of 4.450% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 6, 2014)

4.2.4
Supplemental Indenture, dated August 12, 2020, by and among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2020)

4.2.5	Form of 3.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 12, 2020)

4.2.6
Supplemental Indenture, dated as of September 20, 2021, by and among the Operating Partnership, the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on September 20, 2021)

4.2.7	Form of 2.750% Senior Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 20, 2021)

4.2.8
Supplemental Indenture, dated as of July 20, 2023, by and among the Operating Partnership, the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 20, 2023)

4.2.9	Form of 9.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 20, 2023)

4.3
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.1.1
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.1.2
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.1.3
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.2.1*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.2.2*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.3*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.4*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.5*
Offer Letter Dated October 17, 2012 among the Company and Robert K. Wiberg (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013)

10.6*
Employment Agreement dated January 1, 2019, by and between the Company and Christopher Kollme (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019)

10.7*
Employment Agreement, dated as of March 19, 2019, between the Company and C. Brent Smith (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 19, 2019)

10.8*
Employment Agreement, dated November 1, 2022, by and between the Company and George M. Wells (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed on November 2, 2022)

10.9.1*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.9.2*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.9.3*
Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.9.4*	Piedmont Realty Trust, Inc. Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 12, 2021)

10.9.5*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.9.6*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.9.7*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.9.8*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed, on April 27, 2022)

10.9.9*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.9.10*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 23, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2023)

10.9.11*	Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024

10.9.12*	Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024

10.9.13*	Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024

10.9.14*	Form of Performance Share Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024

10.10.1*
Amendment Number Three to the Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective May 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed on August 2, 2017)

10.10.2*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement, dated May 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.10.3*
Amendment No. 4 to Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on July 28, 2021)

10.10.4*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective March 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.10.5*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective February 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.10.6*
Amendment No. 5 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective February 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on May 1, 2023)

10.11
Amended and Restated Term Loan Agreement Dated as of September 28, 2018 by and among the Operating Partnership, as Borrower, the Company, as Parent, JPMorgan Chase Bank, N.A., and SunTrust Robinson Humphrey, Inc., as Co-Lead Arrangers and Book Managers, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank as Syndication Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 2, 2018)

10.12.1
Term Loan Agreement, dated as of March 29, 2018, by and among the Operating Partnership, as Borrower, the Company, as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 3, 2018)

10.12.2
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between the Operating Partnership, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.12.3
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between the Operating Partnership, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.12.4
Amendment No. 3, dated as of March 29, 2023, to the Term Loan Agreement, dated March 29, 2018, between the Operating Partnership, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on May 1, 2023)

10.13
Revolving Credit Agreement dated as of September 28, 2018 by and among the Operating Partnership, as Borrower, the Company, as Parent, JPMorgan Chase Bank, N.A., SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent, SunTrust Bank, U.S. Bank National Association and PNC Bank, National Association, as Syndication Agents, Bank Of America, N.A., BMO Harris Bank, N.A., Branch Banking and Trust Company, Morgan Stanley Senior Funding, Inc., TD Bank, N.A., The Bank Of Nova Scotia and Wells Fargo Bank, N.A. as Documentation Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 2, 2018)

10.14
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2020)

10.15.1
Term Loan Agreement, dated February 10, 2020, by and among the Operating Partnership, as Borrower, the Company, as Parent, Suntrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory hereto and their assignees as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2020)

10.15.2
Amendment No. 1 to Term Loan Agreement, dated March 24, 2020, by and among the Operating Partnership, as Borrower, Truist Bank, as administrative agent and lender, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as new Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2020)

10.16
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2022, by and among the Operating Partnership, as Borrower, the Company, as Parent, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, PNC Capital Markets LLC and Wells Fargo Securities, LLC., as Joint Lead Arrangers, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, and Wells Fargo Bank, N.A. as Syndication Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 15, 2022)

10.17.1
Term Loan Agreement, dated as of July 22, 2022, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 27, 2022)

10.17.2
Amendment No. 1 to Term Loan Agreement dated as of December 14, 2022, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 14, 2022)

10.18
Loan Assignment and Assumption Agreement and Omnibus Amendment to Note, Loan Agreement and Other Loan Documents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 16, 2022)

10.19
Loan Agreement, dated as of September 10, 2018 by and between 1180 Peachtree Office Investors, LLC, as Borrower, and Metlife Real Estate Lending LLC, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 16, 2022)

10.20.1
Term Loan Agreement, dated as of January 31, 2023, by and among the Operating Partnership, as Borrower, the Company, as Parent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2023)

10.20.2	Waiver, Agent Resignation, Extension, and Amendment No. 1 to Term Loan Agreement dated as of January 31, 2023

10.21
Term Loan Agreement, dated as of January 30, 2024, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc,. as Joint Lead Arranger and Sole Book Manager, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Joint Lead Arrangers, Truist Bank as Administrative Agent, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Co-Syndication Agents, and Wells Fargo Bank, N.A,. as Documentation Agent, and the other financial institutions signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024).

21.1	List of Subsidiaries of the Company

22.1	Subsidiary Issuer of Guaranteed Securities

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Identifies each management contract or compensatory plan required to be filed.
**    Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of February, 2024.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ FRANK C. MCDOWELL	Chairman, and Director	February 20, 2024
Frank C. McDowell

/s/ DALE H. TAYSOM	Vice-Chairman, and Director	February 20, 2024
Dale H. Taysom

/s/ KELLY H. BARRETT	Director	February 20, 2024
Kelly H. Barrett

/s/ GLENN G. COHEN	Director	February 20, 2024
Glenn G. Cohen

/s/ VENKATESH S. DURVASULA	Director	February 20, 2024
Venkatesh S. Durvasula

/s/ MARY M. HAGER	Director	February 20, 2024
Mary M. Hager

/s/ BARBARA B. LANG	Director	February 20, 2024
Barbara B. Lang

/s/ JEFFREY L. SWOPE	Director	February 20, 2024
Jeffrey L. Swope

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 20, 2024
C. Brent Smith	(Principal Executive Officer)

/s/ ROBERT E. BOWERS	Chief Financial Officer and Executive Vice-President	February 20, 2024
Robert E. Bowers	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 20, 2024
Laura P. Moon	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues - Refer to Note 2 to the financial statements

Critical Audit Matter Description

Rental and tenant reimbursement income consists of revenue from leases with the Company’s tenants, as well as reimbursements for services prescribed by such leases. The Company recognizes fixed base rental payments, as well as any fixed portions of reimbursement income, on a straight-line basis over the term of the related lease. The timing of rental revenue recognition is largely dependent on whether the Company is the owner of tenant improvements at the leased property. In determining whether the Company or the tenant owns such tenant improvements, the Company considers a number of factors, including, among other things: whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements as a condition of the lease; whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets; whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord; whether the landlord is obligated to fund cost overruns for the construction of leasehold improvements; whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties; and whether the estimated economic life of the leasehold improvements is long enough to allow for significant residual value that could benefit the landlord at the end of the lease term.

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

Valuation of Goodwill – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company assesses its goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit may be less than its carrying value. If the Company concludes that the fair value of a reporting unit is less than its carrying value, then the Company recognizes an impairment loss equal to the excess of the reporting unit’s carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). The Company’s estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. Total goodwill as of December 31, 2023, was approximately $53 million. During the year ended December 31, 2023, the Company recorded a goodwill impairment loss of approximately $29 million.

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

•We selected a sample of properties and performed the following to evaluate the appropriateness of management’s conclusions regarding the discount rate and terminal cap rate assumptions:
◦We evaluated the reasonableness of the capitalization rates and discount rates used by management to estimate the fair value of its reporting units based on independent market data, focusing on geographic location and other property characteristics.
◦We developed independent estimates of capitalization rates and discount rates and compared those to the rates used by management.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2024

We have served as the Company's auditor since 2018.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$567,244	$567,244
Buildings and improvements, less accumulated depreciation of $1,046,512 and $915,010 as of December 31, 2023 and December 31, 2022, respectively	2,776,729	2,766,990
Intangible lease assets, less accumulated amortization of $88,066 and $90,694 as of December 31, 2023 and December 31, 2022, respectively	82,588	114,380
Construction in progress	85,966	52,010
Total real estate assets	3,512,527	3,500,624
Cash and cash equivalents	825	16,536
Tenant receivables, net of allowance for doubtful accounts of $0 and $1,000 as of December 31, 2023 and December 31, 2022, respectively	7,915	4,762
Straight-line rent receivables	183,839	172,019
Restricted cash and escrows	3,381	3,064
Prepaid expenses and other assets	28,466	17,152
Goodwill	53,491	82,937
Interest rate swaps	3,032	4,183
Deferred lease costs, less accumulated amortization of $223,913 and $221,731 as of December 31, 2023 and December 31, 2022, respectively	263,606	284,248
Total assets	$4,057,082	$4,085,525
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $15,437 and $13,319 as of December 31, 2023 and December 31, 2022, respectively	$1,858,717	$1,786,681
Secured debt	195,879	197,000
Accounts payable, accrued expenses, and accrued capital expenditures	131,516	110,306
Dividends payable	15,143	25,357
Deferred income	89,930	59,977
Intangible lease liabilities, less accumulated amortization of $35,811 and $36,423 as of December 31, 2023 and December 31, 2022, respectively	42,925	56,949
Total liabilities	2,334,110	2,236,270
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2023 or December 31, 2022	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2023 or December 31, 2022	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 123,715,298 shares issued and outstanding as of December 31, 2023; and 123,439,558 shares issued and outstanding at December 31, 2022	1,237	1,234
Additional paid-in capital	3,716,742	3,711,005
Cumulative distributions in excess of earnings	(1,987,147)	(1,855,893)
Accumulated other comprehensive loss	(9,418)	(8,679)
Piedmont stockholders’ equity	1,721,414	1,847,667
Noncontrolling interest	1,558	1,588
Total stockholders’ equity	1,722,972	1,849,255
Total liabilities and stockholders’ equity	$4,057,082	$4,085,525
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental and tenant reimbursement revenue	$555,313	$545,741	$514,619
Property management fee revenue	1,729	1,675	2,496
Other property related income	20,714	16,350	11,595
	577,756	563,766	528,710
Expenses:
Property operating costs	235,091	226,058	210,932
Depreciation	148,458	133,616	120,615
Amortization	87,756	90,937	85,992
Impairment charges	29,446	25,981	41,000
General and administrative	29,190	29,127	30,252
	529,941	505,719	488,791
Other income (expense):
Interest expense	(101,258)	(65,656)	(51,292)
Other income	3,940	2,710	10,206
Loss on early extinguishment of debt	(820)	—	—
Gain on sale of real estate assets	1,946	151,729	—
	(96,192)	88,783	(41,086)
Net income/(loss)	(48,377)	146,830	(1,167)
Net (income)/loss applicable to noncontrolling interest	(10)	—	14
Net income/(loss) applicable to Piedmont	$(48,387)	$146,830	$(1,153)
Per share information— basic and diluted:
Net income/(loss) applicable to common stockholders	$(0.39)	$1.19	$(0.01)
Weighted-average shares outstanding—basic	123,658,622	123,351,187	123,977,616
Weighted-average shares outstanding—diluted	123,658,622	123,523,881	123,977,616

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Years Ended December 31,
	2023		2022		2021

Net income/(loss) applicable to Piedmont		$(48,387)		$146,830		$(1,153)
Other comprehensive income/(loss):
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	2,626		8,202		2,994
Plus: Reclassification of net (gain)/loss included in net income (See Note 4)	(3,365)		1,273		2,952
Other comprehensive income/(loss)		(739)		9,475		5,946
Comprehensive income/(loss) applicable to Piedmont		$(49,126)		$156,305		$4,793

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	123,839	$1,238	$3,693,996	$(1,774,856)	$(24,100)	$1,683	$1,897,961
Share repurchases as part of announced plan	(1,060)	(10)	—	(18,842)	—	—	(18,852)
Offering costs	—	—	(55)	—	—	—	(55)
Dividends to common stockholders ($0.84 per share) and stockholders of subsidiaries	—	—	—	(104,230)	—	(40)	(104,270)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	298	3	7,857	—	—	—	7,860
Net loss applicable to noncontrolling interest	—	—	—	—	—	(14)	(14)
Net loss applicable to Piedmont	—	—	—	(1,153)	—	—	(1,153)
Other comprehensive income	—	—	—	—	5,946	—	5,946
Balance, December 31, 2021	123,077	1,231	3,701,798	(1,899,081)	(18,154)	1,629	1,787,423
Offering costs	—	—	(460)	—	—	—	(460)
Dividends to common stockholders ($0.84 per share) and stockholders of subsidiaries	—	—	—	(103,642)	—	(41)	(103,683)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	363	3	9,667	—	—	—	9,670
Net income applicable to Piedmont	—	—	—	146,830	—	—	146,830
Other comprehensive income	—	—	—	—	9,475	—	9,475
Balance, December 31, 2022	123,440	1,234	3,711,005	(1,855,893)	(8,679)	1,588	1,849,255
Dividends to common stockholders ($0.67 per share) and stockholders of subsidiaries	—	—	—	(82,867)	—	(40)	(82,907)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	275	3	5,737	—	—	—	5,740
Net income applicable to noncontrolling interest	—	—	—	—	—	10	10
Net loss applicable to Piedmont	—	—	—	(48,387)	—	—	(48,387)
Other comprehensive loss	—	—	—	—	(739)	—	(739)
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income/(loss)	$(48,377)	$146,830	$(1,167)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	148,458	133,616	120,615
Amortization of debt issuance costs inclusive of settled interest rate swaps	5,854	3,757	3,270
Other amortization	78,388	81,777	78,657
Impairment losses	29,446	25,981	41,000
Loss on early extinguishment of debt	287	—	—
Reduction of general reserve for uncollectible accounts	(1,000)	(3,000)	(553)
Stock compensation expense	8,093	8,968	10,984
Gain on sale of real estate assets	(1,946)	(151,729)	—
Changes in other operating assets and liabilities:
Increase in tenant and straight-line rent receivables	(14,120)	(14,163)	(9,691)
Decrease/(increase) in prepaid expenses and other assets	(10,693)	4,774	1,294
Cash received upon settlement of interest rate swaps	—	—	623
Increase/(decrease) in accounts payable and accrued expenses	19,260	(1,590)	1,861
Decrease in deferred income	(3,519)	(20,006)	(4,690)
Net cash provided by operating activities	210,131	215,215	242,203
Cash Flows from Investing Activities:
Acquisition of real estate assets, intangibles, and undeveloped land parcels	—	(270,908)	(226,011)
Capitalized expenditures	(158,191)	(121,359)	(122,626)
Sales proceeds from wholly-owned properties	1,946	297,388	—
Note receivable repayment	—	118,500	—
Deferred lease costs paid	(39,775)	(24,868)	(20,295)
Net cash used in investing activities	(196,020)	(1,247)	(368,932)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(2,318)	(374)	(1,038)
Proceeds from debt	1,412,659	803,420	789,580
Repayments of debt	(1,344,967)	(897,000)	(535,610)
Discount paid due to loan modification	—	(500)	—
Costs of issuance of common stock	—	(460)	(55)
Value of shares withheld for payment of taxes related to employee stock compensation	(1,757)	(3,940)	(3,060)
Repurchases of common stock as part of announced plan	—	—	(19,537)
Dividends paid	(93,122)	(104,374)	(103,905)
Net cash (used in)/provided by financing activities	(29,505)	(203,228)	126,375
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	(15,394)	10,740	(354)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	19,600	8,860	9,214
Cash, cash equivalents, and restricted cash and escrows, end of year	$4,206	$19,600	$8,860
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

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

As of December 31, 2023, Piedmont owned 51 in-service office properties and one redevelopment asset, primarily located in major U.S. Sunbelt office markets. As of December 31, 2023, the in-service office properties comprised approximately 16.6 million square feet (unaudited) and were 87.1% leased.

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

Fair Value of Assets and Liabilities of Acquired Properties

Upon the acquisition of real properties, Piedmont records the fair value of properties (plus any related acquisition costs) allocated based on relative fair value as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values. Piedmont's property acquisitions typically qualify as asset acquisitions under Accounting Standards Codification ("ASC") 805, Business Combinations.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded as of December 31, 2023 and 2022, respectively, are as follows (in thousands):

	December 31, 2023	December 31, 2022
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$868	$1,147
In-Place Lease Valuation	$169,786	$203,927
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$235,820	$285,777
Intangible Lease Liabilities (Below-Market In-Place Leases)	$78,736	$93,372

For the years ended December 31, 2023, 2022, and 2021, respectively, Piedmont recognized amortization of intangible lease costs in the accompanying consolidated statements of operations, as follows (in thousands):

	2023	2022	2021
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in Amortization	$68,642	$74,167	$69,388
Amortization of Above-Market and Below-Market In-Place Lease Intangibles as a net increase to Rental and Tenant Reimbursement Revenue	$13,830	$13,426	$11,180

Net intangible assets and liabilities as of December 31, 2023 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2024	$109	$21,570	$26,305	$9,756
2025	31	16,194	20,999	8,152
2026	14	12,739	17,740	6,623
2027	13	10,061	14,552	5,535
2028	13	7,934	11,748	4,724
Thereafter	17	13,893	21,015	8,135
	$197	$82,391	$112,359	$42,925

Weighted-Average Amortization Period (in years)	3	5	6	6

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

Allowance for Doubtful Accounts

As detailed above, Piedmont records contra-revenue adjustments to reduce tenant and straight-line rent receivables to their net realizable value when collectibility is in question. During the year ended December 31, 2020 Piedmont also established an allowance for doubtful accounts due to the general uncertainty regarding collectibility of certain tenant receivables during the COVID-19 pandemic. The majority of this allowance was ultimately not used and was reversed during the two years ended December 31, 2023. A roll forward of the allowance for doubtful accounts for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Balance at Beginning of Period	Additions/Reversals as Decrease/(Increase) to Revenue	Write-offs	Balance at End of Period
Year Ended December 31,
2023	$1,000	$(1,000)	$—	$—
2022	$4,000	$(3,000)	$—	$1,000
2021	$4,553	$35	$(588)	$4,000

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, and is allocated to each of Piedmont's reporting units. (See Note 14 below for further detail). Piedmont tests the carrying value of the goodwill assigned to each of its reporting units for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit may be less than its carrying value. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below the carrying value of the entity.

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

As a result of impairment assessments performed during the years ended December 31, 2023 and 2022 Piedmont determined that portions of its goodwill related to various reporting units were impaired, and recorded goodwill impairment charges in each period as further described in Note 6 below.

Interest Rate Derivatives

Piedmont has periodically entered into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2023 and 2022, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of operations as follows:

•Approximately $56.1 million, $57.9 million, and $56.4 million of deferred lease costs are included in amortization expense for the years ended December 31, 2023, 2022, and 2021, respectively; and
•Approximately $4.4 million, $4.2 million, and $3.9 million, of deferred lease costs related to lease incentives granted to tenants are included as an offset to rental and tenant reimbursement revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

Upon receipt of an early lease termination notice, Piedmont recognizes any unamortized deferred lease costs ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately.

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Amortization of such fair value adjustments was approximately $0, $0, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2023, 2022, and 2021 of approximately $4.7 million, $2.8 million, and $2.7 million, respectively.

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

Common Stock

Under Piedmont’s charter, it has authority to issue a total of 750,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote and participates in distributions equally. Piedmont previously had a board-authorized stock repurchase program, which expired in February 2024, under which it repurchased its own shares from time to time in the open market, in accordance with applicable securities laws.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of deferred stock units to its employees and board of directors. For employees, Piedmont's Long-term Incentive Compensation ("LTIC") program is comprised of an annual deferred stock unit component (the "Annual Deferred Stock Unit" program) and a multi-year performance share component (the "Performance Share" program). All awards granted during the three years ended December 31, 2023 pursuant to both the Annual Deferred Stock Unit and Performance Share programs, as well as director's awards, were classified as equity awards and expensed on a straight-line basis over the vesting period, with issuances recorded as a reduction to additional paid in capital. Forfeitures are recorded when they occur. Awards granted prior to the three-year service period (2020-2022) pursuant to the Performance Share component of the LTIC program were classified as liability awards and remeasured at fair value as of the end of each reporting period during the service period, with issuances recorded as a reduction to accrued expense. Compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and board of directors in the accompanying consolidated statements of operations.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements. These operations resulted in approximately $39,000, $10,000, and $379,000 in income tax recoveries for the years ended December 31, 2023, 2022, and 2021, respectively, as a component of other income/(expense) in the accompanying consolidated statements of operations. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in property operating costs in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

Segment Expense Disclosure

The Financial Accounting Standards Board (the "FASB") has issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures ("ASU 2023-07). ASU 2023-07 requires expanded disclosure of significant segment expenses which are regularly provided to the chief operating decision maker ("CODM"); all entities that have a single reportable segment must provide existing segment disclosures; disclosure of the title and position of the CODM; and entities must disclose the amounts and a qualitative description of "other segment items", representing the difference between segment revenue less segment expenses reported in segment profit or loss. ASU 2023-07 is effective for Piedmont beginning with the Form 10-K for the year ended December 31, 2024, and subsequent interim periods thereafter. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2023-07.

Income Tax Disclosure

The FASB has issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09). ASU 2023-09 requires expanded disclosure of tax information, including a rate reconciliation and the amounts of annual income taxes paid (net of refunds received), segregated by federal, state, and local jurisdictions. The amendments of ASU 2023-09 also require disclosure of income from continuing operations before income tax separated by domestic and foreign income, and eliminate the requirement to disclose the nature and estimates of the range of reasonable possible changes to unrecognized tax benefits within the following twelve months of the reporting period end. ASU 2023-09 is effective for Piedmont beginning with the filing of the Form 10-K for the year ended December 31, 2025. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2023-09.

3.    Debt

During the year ended December 31, 2023, Piedmont entered into a new, one-year, $215 million, floating-rate, unsecured term loan facility (the “$215 Million Unsecured 2023 Term Loan”) and issued $600 million in aggregate principal amount of 9.250% senior notes due July 20, 2028 (the “$600 Million Unsecured Senior Notes due 2028”).

The $600 Million Unsecured Senior Notes due 2028 are fully and unconditionally guaranteed by Piedmont. Interest is payable semi-annually on January 20 and July 20 of each year commencing January 20, 2024, and is subject to adjustment if Piedmont's corporate credit rating with either Moody’s Investors Services Inc. or S&P Global Ratings falls below investment grade (i.e. BBB-/Baa3). The $600 Million Unsecured Senior Notes due 2028 are subject to typical covenants that, subject to certain exceptions, include: (a) a limitation on the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that Piedmont maintain a pool of unencumbered assets.

Also during the year ended December 31, 2023, Piedmont:

•fully repaid its $350 Million Unsecured Senior Notes that matured on June 1, 2023;
•redeemed and repaid (using proceeds from the $600 Million Unsecured Senior Notes due 2028) approximately $350 million of its $400 Million Senior Notes due 2024 through a tender offer, resulting in the recognition of an approximately $0.8 million of loss on early extinguishment of debt; and,
•repaid $100 million of the $200 Million Unsecured 2022 Term Loan Facility, scheduled to mature in December 2024.

On January 30, 2024, Piedmont:

•entered into a new, three-year, $200 Million unsecured syndicated bank term loan, due January 30, 2027 at Adjusted Daily Secured Overnight Financing Rate ("SOFR") plus 130 basis points;
•paid off the remaining $100 million of the $200 Million Unsecured 2022 Term Loan Facility;
•repaid $190 million of the $215 Million Unsecured 2023 Term Loan that was scheduled to mature on January 31, 2024; and,
•extended the remaining $25 million of the $215 Million Unsecured 2023 Term Loan to January 31, 2025.

As a result of the above refinancing activity, as of the date of this filing, Piedmont has approximately $325 million of unsecured debt with final maturities over the next three years.

Finally, during the year ended December 31, 2023, Piedmont amended its $250 million, floating-rate, unsecured term loan facility (the "$250 Million Unsecured 2018 Term Loan") to convert the reference interest rate from LIBOR to SOFR, along with the various other related amendments necessary to affect this conversion.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2023 and 2022, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						2023	2022
Secured (Fixed)
$197 Million Fixed-Rate Mortgage	4.10%	4.10%		10/1/2028		$195,879	$197,000
						195,879	197,000
Unsecured (Variable and Fixed)
$350 Million Unsecured Senior Notes due 2023	3.40%	3.43%		6/01/2023		—	350,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.30%	6.71%	(3)	1/31/2024	(4)	215,000	—
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024	(5)	50,154	400,000
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.25%	6.70%	(3)	12/16/2024	(6)	100,000	200,000
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%	4.79%		3/31/2025		250,000	250,000
$600 Million Unsecured 2022 Line of Credit(6)	SOFR + 1.04%	6.45%	(3)	6/30/2026	(7)	59,000	—
$600 Million Unsecured Senior Notes due 2028	9.25%	9.25%		7/20/2028		600,000	—
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(15,437)	(13,319)
Subtotal/Weighted Average(8)	5.99%					1,858,717	1,786,681
Total/Weighted Average(8)	5.82%					$2,054,596	$1,983,681

(1)All of Piedmont’s outstanding debt as of December 31, 2023 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage secured by 1180 Peachtree Street.
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
(4)On January 30, 2024, Piedmont repaid $190 million of the $215 Million Unsecured 2023 Term Loan and extended the remaining balance to January 31, 2025.
(5)Piedmont currently intends to repay the outstanding $50.2 million balance on the $400 Million Unsecured Senior Notes due 2024 through selective property dispositions, cash on hand from operations, and/or borrowings under its existing $600 Million Unsecured 2022 Line of Credit.
(6)On January 30, 2024, Piedmont repaid the $100 million balance.
(7)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not then in default and upon payment of extension fees.
(8)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of December 31, 2023.

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2023, is provided below (in thousands):

2024	$368,317
2025	253,588
2026	62,738
2027	3,895
2028	781,495
Thereafter	600,000
Total	$2,070,033

Piedmont’s weighted-average interest rate as of December 31, 2023 and 2022, for the aforementioned borrowings was approximately 5.82% and 3.89%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $81.0 million, $66.1 million, and $49.4 million during the years ended December 31, 2023, 2022, and 2021, respectively. Also, Piedmont capitalized interest of approximately $7.0 million, $4.2 million, and $3.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 5 for a description of Piedmont’s estimated fair value of debt as of December 31, 2023.

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

As of December 31, 2023, Piedmont was party to a total of eight interest rate swap agreements which are designated as effective cash flow hedges and fully hedge the variable cash flows covering the entire outstanding balance of the $250 Million Unsecured 2018 Term Loan through the maturity of the loan in March 2025. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows related to these interest rate swap agreements is 15 months.

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

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2023 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/2/2022	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	$75	12/12/2022	3/31/2025
Total			$250

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2023 and 2022, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2023	December 31, 2022
Gross derivative assets	$3,032	$4,183
Gross derivative liabilities	—	—
Net derivative assets	$3,032	$4,183

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward starting interest rate swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the years ended December 31, 2023, 2022, and 2021, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2023	2022	2021
Amount of gain recognized in OCI	$2,626	$8,202	$2,994
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$3,365	$(1,273)	$(2,952)

Total amount of Interest Expense presented in the consolidated statements of operations	$(101,258)	$(65,656)	$(51,292)
Total amount of Loss on Early Extinguishment of Debt presented in the consolidated statements of operations	$(820)	$—	$—

Piedmont estimates that approximately $1.3 million will be reclassified from OCI as a decrease in interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2023.

See Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of December 31, 2023, all of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2023 and 2022, respectively (in thousands):

	December 31, 2023			December 31, 2022
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$825	$825	Level 1	$16,536	$16,536	Level 1
Tenant receivables, net (1)	$7,915	$7,915	Level 1	$4,762	$4,762	Level 1
Restricted cash and escrows (1)	$3,381	$3,381	Level 1	$3,064	$3,064	Level 1
Interest rate swaps	$3,032	$3,032	Level 2	$4,183	$4,183	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$49,706	$49,706	Level 1	$63,225	$63,225	Level 1
Debt, net	$2,054,596	$1,953,447	Level 2	$1,983,681	$1,825,723	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2023 and 2022; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2023 and 2022. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2023 and 2022, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

Goodwill Impairment Charges

During the years ended December 31, 2023 and 2022, Piedmont considered the decline in its stock price to be an indicator of impairment and performed several interim impairment assessments of its goodwill balance. These assessments involved comparing the estimated fair value of each of its reporting units (see Note 14) to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit. Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions regarding future market rental rates and the number of months it may take to re-lease a property subsequent to the expiration of current lease agreements, as well as future property operating expenses, among other factors.

Based on the interim impairment assessments performed during the years ended December 31, 2023 and 2022, Piedmont determined that the carrying values of its Boston, Minneapolis, New York, and Northern Virginia/Washington D.C. reporting units (inclusive of each segment's assigned goodwill balance) exceeded the estimated fair value of each respective reporting unit and recorded goodwill impairment charges of approximately $29.4 million and $16.0 million, respectively, in the accompanying consolidated statement of operations. As the carrying value (inclusive of the assigned goodwill balance) of the Boston, Minneapolis, and Northern Virginia/Washington D.C. reporting units exceeded the estimated fair value of each respective reporting unit by an amount greater than the goodwill balance assigned to each unit, the charges for the Boston, Minneapolis, and Northern Virginia/Washington D.C. reporting units were equal to the goodwill balance that had been assigned to each segment. As this was not the case for the New York segment, the charge related to the New York reporting unit, was calculated based on the amount by which the carrying amount of the New York segment (inclusive of the assigned goodwill balance) exceeded the fair value of the New York reporting unit.

The fair value measurements used in the evaluations described above are considered to be Level 3 valuations within the fair value hierarchy as defined by GAAP as the measurements involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are capitalization rates and discount rates for each respective reporting unit. The ranges of discount rates and the capitalization rate used for each segment in the above analyses, at the respective time the analyses were performed, were as follows:

		Range of Discount Rates		Range of Capitalization Rates
Reporting Unit	Valuation Date	Low	High	Low	High
Boston	December 31, 2023	8.25%	9.75%	8.25%	9.00%
Minneapolis	September 30, 2023	8.50%	9.25%	8.50%	9.00%
New York	December 31, 2023	9.50%	9.50%	9.00%	9.00%
Northern Virginia/Washington D.C.	December 31, 2022	8.50%	9.50%	8.25%	9.25%

Impairment Losses on Real Estate Assets

Piedmont recorded the following impairment losses on real estate assets for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
9320 Excelsior Boulevard	$—	$10,000	$—
Two Pierce Place	—	—	41,000
Total impairment loss on real estate assets	$—	$10,000	$41,000

Management shortened the intended hold period for each of the above buildings and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized a loss on impairment calculated as the difference between the carrying value of the asset and the estimated fair value less costs to sell. The estimated fair values were determined based on net contract prices with unrelated, third-party purchasers for each respective building. The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers. The Two Pierce Place building was subsequently sold during the year ended December 31, 2022.

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2023, Piedmont had one individually significant unrecorded tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three years ended December 31, 2023.

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

Certain management employees' long-term equity incentive program is split between these deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, advised by an outside compensation consultant. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon termination) and vest immediately. In the event that a participant's employment is terminated prior to the end of the multi-year period, in certain circumstances the participant may be entitled to a pro-rated award based on Piedmont's TSR relative performance as of the termination date. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method and is recognized ratably over the performance period.

A rollforward of Piedmont's equity based award activity for the year ended December 31, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2022	729,424	$19.21
Deferred Stock Awards Granted	987,094	$9.60
Performance Stock Awards Granted	424,922	$12.37
Change in Estimated Potential Share Awards based on TSR Performance	(573,729)	$14.48
Performance Stock Awards Vested	(90,064)	$25.83
Deferred Stock Awards Vested	(366,466)	$14.87
Deferred Stock Awards Forfeited	(16,884)	$11.26
Unvested and Potential Stock Awards as of December 31, 2023	1,094,297	$11.35

The following table provides additional information regarding stock award activity during the years ended 2023, 2022, and 2021 (in thousands except for per share amounts):

	2023	2022	2021
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$9.60	$16.30	$17.24
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$5,448	$6,414	$5,242
Share-based Liability Awards Paid During the Period (1)	$—	$5,481	$3,610

(1)Amounts reflect the issuance of performance share awards related to the 2019-21 and 2018-20 Performance Share Plans during the years ended December 31, 2022, and 2021, respectively.

A detail of Piedmont’s outstanding stock awards and programs as of December 31, 2023 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2023
May 3, 2019	Deferred Stock Award	26,385	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024, respectively.	9,505
February 17, 2021	Deferred Stock Award	211,595		$17.15	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 17, 2022, 2023, and 2024, respectively.	54,088
February 18, 2021	Fiscal Year 2021-2023 Performance Share Program	—		$23.04	Shares awarded, if any, will vest immediately upon determination of award in 2024.	—	(3)
February 10, 2022	Deferred Stock Award	170,369		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2023, and 2025, respectively.	106,472
February 17, 2022	Fiscal Year 2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	91,136	(3)
February 13, 2023	Deferred Stock Award	392,991		$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, 2026, respectively.	314,629
February 23, 2023	Fiscal Year 2023-2025 Performance Share Program	—		$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	—	(3)
February 23, 2023	Deferred Stock Award	413,433		$9.47	Of the shares granted, 25% vested or will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	396,707
May 10, 2023	Deferred Stock Award-Board of Directors	121,760		$6.57	Of the shares granted, 100% will vest on the earlier of the 2024 Annual Meeting or May 10, 2024.	121,760
Total						1,094,297
(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2023.
(2)Includes a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning July 1, 2020.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2023. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the years ended December 31, 2023, 2022, and 2021, Piedmont recognized approximately $8.1 million, $8.8 million and $11.0 million of compensation expense related to stock awards, of which approximately $8.1 million, $7.7 million and $9.7 million related to the amortization of unvested shares and potential stock awards and the fair value adjustment for liability awards, respectively. During the year ended December 31, 2023, a total of 275,740 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of December 31, 2023, approximately $11.4 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately one year.

9.    Earnings Per Share

There are no adjustments to “Net income/(loss) applicable to Piedmont” for the diluted earnings per share computations.

Net income/(loss) per share-basic is calculated as net income/(loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income/(loss) per share-diluted is calculated as net income/(loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including unvested deferred stock awards. Diluted weighted average number of common shares reflects the potential dilution under the treasury stock method that would occur if the remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For each of the years ended December 31, 2023, 2022, and 2021, Piedmont calculated and excluded weighted average outstanding anti-dilutive shares of approximately 1,030,824, 421,005, and 1,114,025, respectively.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

	2023	2022	2021
Weighted-average common shares—basic	123,659	123,351	123,978
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	—	173	—
Weighted-average common shares—diluted	123,659	123,524	123,978

10.    Operating Leases

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

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2023 is presented below (in thousands):

Years ending December 31:
2024	$424,131
2025	401,657
2026	362,576
2027	322,114
2028	275,559
Thereafter	1,079,279
Total	$2,865,316

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively, as follows (in thousands):

	2023	2022	2021
Fixed payments	$454,405	$451,403	$427,174
Variable payments	100,908	94,338	87,445
Total Rental and Tenant Reimbursement Revenue	$555,313	$545,741	$514,619

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties and managed by Piedmont. Piedmont's right to use asset and corresponding lease liability, using Piedmont's incremental borrowing rate as the lease discount rate, was approximately $0.1 million for the year ended December 31, 2023 and approximately $0.2 million for the year ended December 31, 2022. For the three years ended December 31, 2023, Piedmont recognized approximately $0.1 million of operating lease costs, respectively. As of December 31, 2023, the lease term of Piedmont's right of use asset is one year, and the discount rate is 3.86%.

11.    Property Dispositions and Assets Held for Sale

Property Dispositions

None of Piedmont's property dispositions during the three years ended December 31, 2023 met the criteria to be reported as discontinued operations. The operational results and gain on sale of real estate assets are presented as continuing operations in the accompanying consolidated statements of operations. Details of such properties sold are presented below (in thousands):

Buildings Sold	Location	Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
Two Pierce Place	Itasca, Illinois	Other	January 25, 2022	$1,741	$24,272
225 and 235 Presidential Way	Boston, Massachusetts	Boston	January 28, 2022	$49,218	$119,609
Cambridge Portfolio (1)	Cambridge, Massachusetts	Boston	December 2022	$102,570	$155,307	(2)

(1)The Cambridge Portfolio is comprised of the One Brattle Square building and the 1414 Massachusetts Avenue building in Cambridge, Massachusetts. The closing date for One Brattle Square was December 13, 2022, and the sale of 1414 Massachusetts Avenue closed on December 20, 2022.
(2)During the year ended December 31, 2023, Piedmont recorded additional gain on sale as a result of receiving $1.9 million in previously escrowed sales proceeds.

12.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2023, 2022, and 2021 (in thousands) are outlined below:

	2023	2022	2021
Tenant improvements funded by tenants	$33,472	$2,961	$48,842
Accrued capital expenditures and deferred lease costs	$28,173	$24,379	$24,817
Change in accrued dividends	$(10,215)	$(691)	$(365)
Change in accrued share repurchases as part of an announced plan	$—	$—	$(685)
Change in accrued deferred financing costs	$(189)	$44	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021 to the consolidated balance sheets for the respective period (in thousands):

	2023	2022	2021
Cash and cash equivalents, beginning of period	$16,536	$7,419	$7,331
Restricted cash and escrows, beginning of period	3,064	1,441	1,883
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$19,600	$8,860	$9,214

Cash and cash equivalents, end of period	$825	$16,536	$7,419
Restricted cash and escrows, end of period	3,381	3,064	1,441
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$4,206	$19,600	$8,860

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

13.    Income Taxes

Piedmont’s income tax basis net income/(loss) for the years ended December 31, 2023, 2022, and 2021, is calculated as follows (in thousands):

	2023	2022	2021
GAAP basis financial statement net income/(loss)	$(48,387)	$146,830	$(1,153)
Increase/(decrease) in net income/(loss) resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	93,791	96,694	75,969
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(18,817)	(26,211)	(18,798)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(12,049)	(13,022)	(9,465)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	—	(137,871)	—
Taxable income or loss of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	6,212	3,111	3,518
Other expenses, including impairment charges, for financial reporting purposes in excess of amounts for income tax purposes	40,173	30,310	51,095
Taxable income for POH in excess of/(less than) amount for financial reporting purposes	61	—	(654)
Income tax basis net income, prior to dividends paid deduction	$60,984	$99,841	$100,512

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2023	2022	2021
Ordinary income	63.22%	82.85%	96.34%
Return of capital	34.69%	3.79%	3.66%
Capital gains	2.08%	13.36%	—%
	100%	100%	100%

Piedmont had no uncertain tax positions as of December 31, 2023 or 2022.

14.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of December 31, 2023, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Years Ended December 31,
	2023	2022	2021
Atlanta	$161,310	$131,230	$98,330
Dallas	111,592	109,298	110,729
Orlando	61,688	58,203	54,603
Northern Virginia/Washington, D.C.	60,324	63,534	60,329
Minneapolis	63,713	61,530	61,563
New York	54,040	56,189	52,454
Boston	42,847	59,212	65,445
Total reportable segments	555,514	539,196	503,453
Other	22,242	24,570	25,257
Total Revenues	$577,756	$563,766	$528,710

The following table presents NOI by geographic reportable segments (in thousands):

	Years Ended December 31,
	2023	2022	2021
Atlanta	$103,475	$82,878	$62,772
Dallas	64,566	62,444	66,155
Orlando	36,639	35,327	33,449
Northern Virginia/Washington, D.C.	36,334	39,994	36,914
Minneapolis	33,302	31,886	32,538
New York	29,357	31,252	30,049
Boston	25,703	39,101	45,587
Total reportable segments	329,376	322,882	307,464
Other	12,969	14,685	10,163
Total NOI	$342,345	$337,567	$317,627

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income/(loss) applicable to Piedmont	$(48,387)	$146,830	$(1,153)
Management fee revenue (1)	(1,004)	(1,004)	(1,269)
Depreciation and amortization	236,214	224,553	206,608
Impairment charges	29,446	25,981	41,000
General and administrative expenses	29,190	29,127	30,252
Interest expense	101,258	65,656	51,292
Other income	(3,256)	(1,847)	(9,089)
Loss on early extinguishment of debt	820	—	—
Gain on sale of real estate assets	(1,946)	(151,729)	—
Net loss applicable to noncontrolling interests	10	—	(14)
NOI	$342,345	$337,567	$317,627

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

15.    Subsequent Events

Refinancing Activity

On January 30, 2024, Piedmont entered into a new $200 million syndicated bank term loan maturing in January 2027; paid off the remaining $100 million outstanding under the $200 Million Unsecured 2022 Term Loan Facility; repaid $190 million of the $215 Million Unsecured 2023 Term Loan and extended the remaining balance to January of 2025. See Note 3 above for further details.

Declaration of Dividend for the First Quarter 2024

On February 1, 2024, the board of directors declared a dividend for the first quarter 2024 in the amount of $0.125 per share on its common stock to stockholders of record as of the close of business on February 23, 2024, payable on March 15, 2024.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2023
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	7,248	5,506	46,757	52,263	26,315	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	16,771	8,021	61,604	69,625	32,336	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	3,386	3,642	32,883	36,525	17,524	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	16,000	3,157	59,656	62,813	27,455	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	12,169	3,157	54,831	57,988	31,848	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,524	3,157	47,558	50,715	20,540	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	38,695	11,138	214,324	225,462	111,336	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	(231)	6,662	68,800	75,462	32,759	2000	8/1/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	6,646	22,146	56,386	78,532	26,510	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	19,047	13,636	89,965	103,601	46,206	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	10,084	21,959	57,686	79,645	31,747	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	13,756	31,985	76,895	108,880	37,854	2001	11/19/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	99,451	60,708	240,251	300,959	84,807	1962	12/31/2003	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	52,948	11,791	122,562	134,353	53,705	1987	12/9/2004	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	2,487	2,543	22,686	25,229	7,329	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	987	2,543	32,821	35,364	14,931	1998	8/31/2006	0	-	40
ONE MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,919	24,398	27,317	(160)	2,919	24,238	27,157	8,058	1997	10/1/2010	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2023
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
TWO MERIDIAN CROSSINGS	Richfield, MN	100%	None	2,661	25,742	28,403	1,930	2,661	27,672	30,333	8,579	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	5,927	1,780	17,437	19,217	7,780	2008	6/7/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	4,865	2,570	25,420	27,990	10,495	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	6,235	36,930	135,305	172,235	39,897	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	34,682	7,190	90,127	97,317	22,155	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	6,458	4,820	44,225	49,045	13,607	1998	12/5/2013	0	-	40
ONE LINCOLN PARK	Dallas, TX	100%	None	6,640	44,810	51,450	12,098	6,640	56,908	63,548	13,849	1999	12/20/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	499	2,020	11,179	13,199	2,922	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	None	9,560	50,276	59,836	6,108	9,560	56,384	65,944	15,390	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	23,884	5,870	90,733	96,603	21,694	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	5,123	2,147	27,048	29,195	6,667	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	8,766	4,470	46,814	51,284	11,589	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	3,168	1,980	12,098	14,078	2,632	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,319	1,890	95,413	97,303	21,135	2015	N/A	0	-	40
200 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	11,660	139,015	150,675	46,241	11,660	185,256	196,916	40,236	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	11,030	4,000	84,584	88,584	21,884	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	8,070	5,960	58,083	64,043	12,862	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	5,780	6,470	83,638	90,108	19,367	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	2,157	4,550	57,766	62,316	14,573	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	2,029	6,240	59,153	65,393	13,200	1997 / 2008	8/10/2016	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2023
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	23,490	6,470	79,315	85,785	17,637	1984	10/7/2016	0	-	40
750 WEST JOHN CARPENTER FREEWAY	Irving, TX	100%	None	7,860	36,303	44,163	(584)	7,860	35,719	43,579	7,376	1999	11/30/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	5,275	4,361	27,594	31,955	7,937	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	277	2,805	28,396	31,201	6,937	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	(10,466)	3,707	24,876	28,583	10,716	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	4,480	10,230	59,267	69,497	8,398	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	5,556	7,285	78,005	85,290	13,634	1982	5/6/2019	0	-	40
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	3,124	5,687	96,039	101,726	13,071	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	11,452	5,418	92,455	97,873	11,522	2002	8/23/2019	0	-	40
ONE GALLERIA TOWER	Dallas, TX	100%	None	5,286	107,767	113,053	16,150	5,286	123,917	129,203	24,254	1982	2/12/2020	0		40
TWO GALLERIA TOWER	Dallas, TX	100%	None	3,835	109,605	113,440	7,140	3,836	116,744	120,580	21,200	1985	2/12/2020	0		40
THREE GALLERIA TOWER	Dallas, TX	100%	None	6,541	125,490	132,031	2,637	6,541	128,127	134,668	14,521	1991	2/12/2020	0		40
222 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	1,899	18,417	20,316	10,798	1,899	29,215	31,114	136	1959	10/29/2020	0		40
999 PEACHTREE STREET	Atlanta, GA	100%	None	49,067	156,109	205,176	29,572	49,067	185,681	234,748	21,236	1987	10/22/2021	0		40
1180 PEACHTREE STREET	Atlanta, GA	100%	$195,879	56,932	389,654	446,586	3,129	56,932	392,783	449,715	24,047	2005	8/10/2022	0		40
UNDEVELOPED LAND PARCELS	Various	100%	None	48,667	—	48,667	3,697	45,782	6,582	52,364	183	N/A	Various		N/A
Total—All Properties				$546,496	$3,436,705	$3,983,201	$663,904	$567,244	$4,079,861	$4,647,105	$1,134,578

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

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(dollars in thousands)

	2023	2022	2021
Real Estate:
Balance at the beginning of the year	$4,506,328	$4,206,993	$3,891,426
Additions to/improvements of real estate	191,305	565,552	379,516
Assets disposed	—	(214,728)	—
Assets impaired (1)	—	(10,000)	(41,000)
Write-offs of fully amortized intangible assets	(34,419)	(26,430)	(13,646)
Write-offs of fully depreciated assets	(16,109)	(15,059)	(9,303)
Balance at the end of the year	$4,647,105	$4,506,328	$4,206,993
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,005,704	$961,682	$835,392
Depreciation and amortization expense	179,402	166,234	149,239
Assets disposed	—	(80,723)	—
Write-offs of fully amortized intangible assets	(34,419)	(26,430)	(13,646)
Write-offs of fully depreciated assets	(16,109)	(15,059)	(9,303)
Balance at the end of the year	$1,134,578	$1,005,704	$961,682

(1)Piedmont recognized an impairment loss on the 9320 Excelsior Building during the year ended December 31, 2022, as well as the Two Pierce Place building during the year ended December 31, 2021. (See Note 6 to the accompanying consolidated financial statements).
S-4