Form 10-Q
period 2024-03-31
Piedmont Office Realty Trust, Inc.
filed 2024-04-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 29, 2024:
123,891,340 shares

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

These statements are based on beliefs and assumptions of our management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which we operate, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve certain known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home), technological (e.g. artificial intelligence and machine learning, Zoom, etc), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of revenue;
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
•Future acts of terrorism, civil unrest, or armed hostilities in any of the major metropolitan areas in which we own properties;
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
•Actual or threatened public health epidemics or outbreaks, such as the COVID-19 pandemic, as well as governmental and private measures taken to combat such health crises; and
•Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

The information presented in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles ("GAAP").
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2023. Piedmont’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$560,604	$567,244
Buildings and improvements, less accumulated depreciation of $1,064,199 and $1,046,512 as of March 31, 2024 and December 31, 2023, respectively	2,723,046	2,776,729
Intangible lease assets, less accumulated amortization of $80,070 and $88,066 as of March 31, 2024 and December 31, 2023, respectively	76,734	82,588
Construction in progress	92,091	85,966
Total real estate assets	3,452,475	3,512,527
Cash and cash equivalents	3,544	825
Tenant receivables	10,338	7,915
Straight-line rent receivables	184,750	183,839
Restricted cash and escrows	4,221	3,381
Prepaid expenses and other assets	23,853	28,466
Goodwill	53,491	53,491
Interest rate swaps	4,148	3,032
Deferred lease costs, less accumulated amortization of $217,570 and $223,913 as of March 31, 2024 and December 31, 2023, respectively	257,176	263,606
Total assets	$3,993,996	$4,057,082
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $15,958 and $15,437 as of March 31, 2024 and December 31, 2023, respectively	$1,875,042	$1,858,717
Secured debt	195,028	195,879
Accounts payable, accrued expenses and accrued capital expenditures	106,638	131,516
Dividends payable	—	15,143
Deferred income	95,139	89,930
Intangible lease liabilities, less accumulated amortization of $35,144 and $35,811 as of March 31, 2024 and December 31, 2023, respectively	40,237	42,925
Total liabilities	2,312,084	2,334,110
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2024 or December 31, 2023	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,887,808 and 123,715,298 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,239	1,237
Additional paid-in capital	3,717,599	3,716,742
Cumulative distributions in excess of earnings	(2,030,389)	(1,987,147)
Accumulated other comprehensive loss	(8,090)	(9,418)
Piedmont stockholders’ equity	1,680,359	1,721,414
Noncontrolling interest	1,553	1,558
Total stockholders’ equity	1,681,912	1,722,972
Total liabilities and stockholders’ equity	$3,993,996	$4,057,082
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental and tenant reimbursement revenue	$139,081	$136,829
Property management fee revenue	157	507
Other property related income	5,300	5,031
	144,538	142,367
Expenses:
Property operating costs	59,444	57,791
Depreciation	38,869	35,797
Amortization	18,120	22,031
Impairment charges	18,432	—
General and administrative	7,612	7,691
	142,477	123,310
Other income (expense):
Interest expense	(29,714)	(22,077)
Other income	278	1,656
Loss on early extinguishment of debt	(386)	—
	(29,822)	(20,421)
Net loss	(27,761)	(1,364)
Net income applicable to noncontrolling interest	(2)	(3)
Net loss applicable to Piedmont	$(27,763)	$(1,367)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.22)	$(0.01)
Weighted-average common shares outstanding – basic and diluted	123,799,683	123,550,047
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2024		2023

Net loss applicable to Piedmont		$(27,763)		$(1,367)
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	2,431		(1,103)
Minus: Reclassification of net gain included in net income (See Note 4)	(1,103)		(484)
Other comprehensive income/(loss)		1,328		(1,587)
Comprehensive loss applicable to Piedmont		$(26,435)		$(2,954)

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,479)	—	(7)	(15,486)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	173	2	857	—	—	—	859
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net loss applicable to Piedmont	—	—	—	(27,763)	—	—	(27,763)
Other comprehensive income	—	—	—	—	1,328	—	1,328
Balance, March 31, 2024	123,888	$1,239	$3,717,599	$(2,030,389)	$(8,090)	$1,553	$1,681,912

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,965)	—	(6)	(25,971)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	203	2	(238)	—	—	—	(236)
Net income applicable to noncontrolling interest	—	—	—	—	—	3	3
Net loss applicable to Piedmont	—	—	—	(1,367)	—	—	(1,367)
Other comprehensive loss	—	—	—	—	(1,587)	—	(1,587)
Balance, March 31, 2023	123,643	$1,236	$3,710,767	$(1,883,225)	$(10,266)	$1,585	$1,820,097

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(27,761)	$(1,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	38,869	35,797
Amortization of debt issuance costs inclusive of settled interest rate swaps	1,419	1,330
Other amortization	16,661	19,779
Impairment charges	18,432	—
Loss on early extinguishment of debt	386	—
Reversal of general reserve for uncollectible accounts	—	(400)
Stock compensation expense	1,881	1,762
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(6,663)	(5,419)
Decrease/(increase) in prepaid expenses and other assets	3,662	(9,007)
Decrease in accounts payable and accrued expenses	(23,626)	(6,841)
Increase in deferred income	101	4,761
Net cash provided by operating activities	23,361	40,398
Cash Flows from Investing Activities:
Capitalized expenditures	(46,063)	(36,184)
Net sales proceeds from wholly-owned properties	53,308	—
Deferred lease costs paid	(9,212)	(9,218)
Net cash used in investing activities	(1,967)	(45,402)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(747)	(515)
Proceeds from debt	459,400	266,603
Repayments of debt	(445,005)	(53,000)
Value of shares withheld for payment of taxes related to employee stock compensation	(855)	(1,579)
Dividends paid	(30,628)	(51,329)
Net cash (used in)/provided by financing activities	(17,835)	160,180
Net increase in cash, cash equivalents, and restricted cash and escrows	3,559	155,176
Cash, cash equivalents, and restricted cash and escrows, beginning of period	4,206	19,600
Cash, cash equivalents, and restricted cash and escrows, end of period	$7,765	$174,776

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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

As of March 31, 2024, Piedmont owned 49 in-service office properties and two redevelopment assets. As of March 31, 2024, the in-service office properties comprised approximately 16.0 million square feet (unaudited) and were 87.8% leased.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Fixed payments	$113,313	$112,560
Variable payments	25,768	24,269
Total Rental and Tenant Reimbursement Revenue	$139,081	$136,829

Operating leases where Piedmont is the lessee relate primarily to office space in buildings owned by third parties. Piedmont's right of use asset and corresponding lease liability was approximately $100,000 as of both March 31, 2024 and December 31, 2023. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For both the three months ended March 31, 2024 and 2023, Piedmont recognized approximately $20,000 of operating lease costs related to these office space leases. As of March 31, 2024, the remaining lease term of Piedmont's right of use asset is approximately 8 months, and the discount rate is 3.86%.

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

Income Tax Disclosure

The FASB has issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09). ASU 2023-09 requires expanded disclosure of tax information, including a rate reconciliation and the amounts of annual income taxes paid (net of refunds received), segregated by federal, state, and local jurisdictions. The amendments of ASU 2023-09 also require disclosure of income from continuing operations before income tax separated by domestic and foreign income, and eliminate the requirement to disclose the nature and estimates of the range of reasonable possible changes to unrecognized tax benefits within the following twelve months of the reporting period end. ASU 2023-09 is effective for Piedmont beginning with the Form 10-K for the year ended December 31, 2025. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2023-09.

3.    Debt

During the three months ended March 31, 2024, through its subsidiary Piedmont OP, Piedmont entered into a new $200 million unsecured, syndicated bank term loan (the “$200 Million Unsecured 2024 Term Loan”). The term of the $200 Million Unsecured 2024 Term Loan is 3 years, with a maturity date of January 29, 2027. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. As of March 31, 2024, the applicable interest rate spread on the loan was 1.30%, and the effective rate was 6.22%.

The $200 Million Unsecured 2024 Term Loan has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

During the three months ended March 31, 2024, Piedmont repaid the outstanding balance of $100 million on the $200 Million Unsecured 2022 Term Loan Facility which was scheduled to mature in December 2024, using proceeds from the $200 Million Unsecured 2024 Term Loan, mentioned above. In conjunction with this repayment, Piedmont recognized a loss of approximately $0.4 million for unamortized financing costs due to the early extinguishment of debt. Piedmont also repaid $190 million of the $215 Million Unsecured 2023 Term Loan scheduled to mature on January 31, 2024 using proceeds from the $200 Million Unsecured 2024 Term Loan and the $600 Million Unsecured 2022 Line of Credit. The remaining $25 million of the $215 Million Unsecured 2023 Term Loan that was outstanding after the $190 million pay down was extended to a maturity date of January 31, 2025.

Finally, during the three months ended March 31, 2024, Piedmont repaid the remaining $50.2 million balance of the $400 Million Unsecured Senior Notes due 2024 with proceeds from the disposition of real estate assets, including the One Lincoln Park building (see Note 8 below).

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of March 31, 2024 and December 31, 2023 (in thousands):

Facility (1)	Stated Rate	Effective Rate (2)		Maturity		Amount Outstanding as of
						March 31, 2024	December 31, 2023
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%	4.10%		10/1/2028		$195,028	$195,879
Subtotal						195,028	195,879
Unsecured (Variable and Fixed)
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		—	50,154
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.25%	6.70%		12/16/2024		—	100,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.30%	6.71%	(3)	1/31/2025	(4)	25,000	215,000
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%	4.79%		3/31/2025	(4)	250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.04%	6.45%	(3)	6/30/2026	(5)	216,000	59,000
$200 Million Unsecured 2024 Term Loan	SOFR + 1.30%	6.22%	(6)	1/29/2027		200,000	—
$600 Million Unsecured Senior Notes due 2028	9.25%	9.25%		7/20/2028		600,000	600,000
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs						(15,958)	(15,437)
Subtotal/Weighted Average (7)	5.99%					$1,875,042	$1,858,717
Total/Weighted Average (7)	5.81%					$2,070,070	$2,054,596

(1)All of Piedmont’s outstanding debt as of March 31, 2024 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal. The all-in interest rate associated with each SOFR interest period selection is comprised of the relevant adjusted SOFR rate (comprised of the relevant base SOFR interest rate plus a fixed adjustment of 0.10%) and is subject to an additional spread over the selected rate based on Piedmont’s or Piedmont OP's current credit rating.
(4)Piedmont currently intends to repay the outstanding balance on debt due within one year through selective property dispositions, cash on hand from operations, and/or borrowings under its existing $600 Million Unsecured 2022 Line of Credit.
(5)Piedmont may extend the term for up to one additional year (through two available six month extensions to a final extended maturity date of June 30, 2027) provided Piedmont is not then in default and upon payment of extension fees.
(6)The term loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix the interest rate on $80 million of the term loan to 5.50% through February 1, 2026, assuming no change in Piedmont's or Piedmont OP's credit rating. For the remaining variable portion of the loan, Piedmont may select from multiple interest rate options, including the prime rate and various length SOFR locks. All SOFR selections are comprised of the relevant adjusted SOFR rate (comprised of the relevant base SOFR interest rate plus a fixed adjustment of 0.10%) and is subject to an additional spread over the selected rate based on Piedmont’s current credit rating. See Note 4 for disclosures of Piedmont's derivative instruments.
(7)Weighted average is based on contractual balance of outstanding debt and the stated or effectively fixed interest rates as of March 31, 2024.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $46.0 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. Also, Piedmont capitalized interest of approximately $2.8 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2024.

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

During the three months ended March 31, 2024, Piedmont entered into two interest rate swap agreements to partially hedge the risk of changes in the interest-related cash flows associated with the $200 Million Unsecured 2024 Term Loan (see Note 3 above). All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 22 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2024 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/2/2022	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/12/2022	3/31/2025
Interest rate swaps	2	$200 Million Unsecured 2024 Term Loan	80	2/1/2024	2/1/2026
Total			$330

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2024 and December 31, 2023, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2024	December 31, 2023
Gross derivative assets	$4,148	$3,032
Gross derivative liabilities	—	—
Net derivative asset	$4,148	$3,032

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2024 and 2023, respectively, is as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2024	March 31, 2023
Amount of gain/(loss) recognized in OCI	$2,431	$(1,103)
Amount of previously recorded gain reclassified from OCI into interest expense	$1,103	$484

Total amount of interest expense presented in the consolidated statements of operations	$(29,714)	$(22,077)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$(386)	$—

Piedmont estimates that approximately $2.3 million will be reclassified from OCI as a decrease in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of March 31, 2024, all of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	March 31, 2024			December 31, 2023
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$3,544	$3,544	Level 1	$825	$825	Level 1
Tenant receivables, net (1)	$10,338	$10,338	Level 1	$7,915	$7,915	Level 1
Restricted cash and escrows (1)	$4,221	$4,221	Level 1	$3,381	$3,381	Level 1
Interest rate swaps	$4,148	$4,148	Level 2	$3,032	$3,032	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$13,903	$13,903	Level 1	$49,706	$49,706	Level 1
Debt, net	$2,070,070	$1,970,703	Level 2	$2,054,596	$1,953,447	Level 2

(1)For the periods presented, the carrying value of these financial instruments, net of applicable allowance, approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2024 and December 31, 2023; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2024 and December 31, 2023. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2024 and December 31, 2023, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

During the three months ended March 31, 2024, management shortened the intended hold period for the 750 West John Carpenter Freeway building located in Irving, Texas and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows associated with the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge of approximately $17.5 million calculated based on the difference between the carrying value of the asset and the estimated fair value. The estimated fair value was determined based on a negotiated potential selling price with an unrelated, third-party.

Additionally during the three months ended March 31, 2024, Piedmont recognized an impairment loss of approximately $0.9 million in conjunction with the sale of One Lincoln Park located in Dallas, Texas. The offer to purchase, contractual negotiations, due diligence, and completion of the sale all occurred during three months ended March 31, 2024 (see Note 8 for further details).

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2024, Piedmont had one individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three months ended March 31, 2024 or 2023.

8.    Property Dispositions

During the three months ended March 31, 2024, Piedmont sold the One Lincoln Park building located in Dallas, Texas, to an unrelated, third-party owner/user for net sale proceeds of approximately $53.3 million which were used to repay the balance of the $400 Million Unsecured Senior Notes due 2024.

9.    Stock Based Compensation
On an annual basis, the Compensation Committee of Piedmont's Board of Directors has granted deferred stock award units to certain employees at its discretion. Employee awards typically vest ratably over three or four years. In addition, Piedmont's independent directors receive an annual grant of deferred stock award units for services rendered and such awards vest over a one year service period.

Certain management employees' long-term equity incentive program is allocated between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, based on advice given by an outside compensation consultant. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon termination) and vest immediately. In the event that a participant's employment is terminated prior to the end of the multi-year period, in certain circumstances the participant may be entitled to a pro-rated award based on Piedmont's TSR relative performance as of the termination date. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method and is recognized ratably over the performance period.

A roll forward of Piedmont's equity based award activity for the three months ended March 31, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2023	1,094,297	$11.35
Deferred Stock Awards Granted	557,674	$6.55
Performance Stock Awards Granted	641,985	$7.64
Change in Estimated Potential Share Awards based on TSR Performance	249,409	$12.86
Deferred Stock Awards Vested	(305,666)	$12.43
Deferred Stock Awards Forfeited	(16,657)	$11.11
Unvested and Potential Stock Awards as of March 31, 2024	2,221,042	$9.09

The following table provides additional information regarding stock award activity during the three months ended March 31, 2024 and 2023, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2024	March 31, 2023
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$6.55	$10.03
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$3,801	$4,073

A detail of Piedmont’s outstanding stock awards and programs as of March 31, 2024 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	26,385	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024, respectively.	9,505
February 10, 2022	Deferred Stock Award	145,674		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	52,190
February 17, 2022	2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	113,920	(3)
February 13, 2023	Deferred Stock Award	347,945		$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	206,196
February 23, 2023	2023-2025 Performance Share Program	—		$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	226,625	(3)
February 23, 2023	Deferred Stock Award	372,394		$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	291,187
May 10, 2023	Deferred Stock Award-Board of Directors	121,760		$6.57	Of the shares granted, 100% will vest on the earlier of the 2024 Annual Meeting or May 10, 2024.	121,760
February 20, 2024	Deferred Stock Award	557,674		$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	557,674
February 20, 2024	2024-2026 Performance Share Program	—		$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	641,985	(3)
Total						2,221,042

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2024.
(2)Reflects a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective on July 1, 2019, the date of his promotion to the position, which vests in ratable installments over a five year period beginning on the anniversary of the grant date.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2024. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended March 31, 2024 and 2023, Piedmont recognized approximately $1.9 million and $1.8 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the three months ended March 31, 2024, 172,510 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of March 31, 2024, approximately $17.9 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately 1.8 years.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the three months ended March 31, 2024 and 2023 (in thousands) are outlined below:

	Three Months Ended
	March 31, 2024	March 31, 2023
Tenant improvements funded by tenants	$5,590	$2,318
Accrued capital expenditures and deferred lease costs	$25,731	$15,709
Change in accrued dividends	$(15,142)	$(25,358)
Change in accrued deferred financing costs	$(232)	$53

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, to the consolidated balance sheets for the respective period (in thousands):

	2024	2023
Cash and cash equivalents, beginning of period	$825	$16,536
Restricted cash and escrows, beginning of period	3,381	3,064
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$4,206	$19,600

Cash and cash equivalents, end of period	$3,544	$170,593
Restricted cash and escrows, end of period	4,221	4,183
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$7,765	$174,776

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

11.    Earnings Per Share

As Piedmont recognized a net loss for both the three months ended March 31, 2024 and 2023, earnings per share is computed using basic weighted-average common shares outstanding.

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of March 31, 2024, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence or anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Atlanta	$41,770	$39,217
Dallas	28,705	28,282
Orlando	15,349	15,414
Northern Virginia/Washington, D.C.	15,581	14,899
Minneapolis	13,117	14,961
New York	13,691	13,485
Boston	11,143	10,251
Total reportable segments	139,356	136,509
Other	5,182	5,858
Total Revenues	$144,538	$142,367

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Atlanta	$26,143	$25,186
Dallas	16,535	15,776
Orlando	9,014	9,265
Northern Virginia/Washington, D.C.	9,311	8,980
Minneapolis	6,630	8,222
New York	7,249	7,371
Boston	7,182	6,333
Total reportable segments	82,064	81,133
Other	3,142	3,366
Total NOI	$85,206	$84,499

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss applicable to Piedmont	$(27,763)	$(1,367)
Management fee revenue (1)	5	(293)
Depreciation and amortization	56,989	57,828
Impairment charges	18,432	—
General and administrative expenses	7,612	7,691
Interest expense	29,714	22,077
Other income	(171)	(1,440)
Loss on early extinguishment of debt	386	—
Net income applicable to noncontrolling interest	2	3
Total NOI	$85,206	$84,499

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

13.    Subsequent Event

Second Quarter Dividend Declaration

On April 24, 2024, the board of directors of Piedmont declared a dividend for the second quarter of 2024 in the amount of $0.125 per common share outstanding to stockholders of record as of the close of business on May 24, 2024. Such dividend will be paid on June 14, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the potential disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. Our next scheduled debt maturities are the remaining $25 million of our $215 Million Unsecured 2023 Term Loan and our $250 Million Unsecured 2018 Term Loan due during the first quarter of 2025. We currently anticipate repaying these amounts using any, or a combination of, the following: our $600 Million Unsecured 2022 Line of Credit, net proceeds from the disposition of select properties, and other new secured or unsecured borrowings from third party lenders or the public debt market. The nature and timing of any additional sources of capital will be highly dependent on market conditions. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2024 and 2023 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Capital expenditures for redevelopment/renovations	$17,522	$12,633
Other capital expenditures, including building and tenant improvements	28,541	23,551
Total capital expenditures (1)	$46,063	$36,184

(1)Of the total amounts paid, approximately $4.0 million and $2.0 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the three months ended March 31, 2024 and 2023, respectively.

"Capital expenditures for redevelopment/renovations" during both the three months ended March 31, 2024 and 2023 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings, including: 60 Broad Street in New York City; Galleria Towers in Dallas, Texas; 222 South Orange Avenue in Orlando, Florida; and Galleria on the Park and 999 Peachtree Street in Atlanta, Georgia, among others, most of which are anticipated to be completed during 2024.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the three months ended March 31, 2024, we committed to spend approximately $5.13 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $6.18 (net of expired lease commitments) for the three months ended March 31, 2023. As of March 31, 2024, we had one individually significant unrecorded tenant allowance commitment greater than $10 million.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of properties. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the size of the leased square footage, length of the lease term, and the competitive market conditions of the particular office market at the time a lease is being negotiated, in addition to the impact of inflation and rising costs of construction.

Although repayment of debt is currently our priority, subject to the identification and availability of a few, select investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital.

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

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended March 31, 2024 was approximately $27.8 million, or $0.22 per share, as compared with net loss applicable to common stockholders of $1.4 million, or $0.01 per share, for the three months ended March 31, 2023, with the first quarter of 2024 including an $18.4 million impairment charge ($0.15 per share) primarily related to shortening the projected hold period for one property during the quarter, as well as approximately $7.6 million, or $0.06 per share, of increased interest expense as compared to first quarter of 2023.

Comparison of the three months ended March 31, 2024 versus the three months ended March 31, 2023

The following table sets forth selected data from our consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2024	% of Revenues	March 31, 2023	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$139.1		$136.8		$2.3
Property management fee revenue	0.1		0.5		(0.4)
Other property related income	5.3		5.0		0.3
Total revenues	144.5	100%	142.3	100%	2.2
Expense:
Property operating costs	59.5	41%	57.8	41%	1.7
Depreciation	38.9	27%	35.8	24%	3.1
Amortization	18.1	13%	22.0	15%	(3.9)
Impairment charges	18.4	13%	—	—%	18.4
General and administrative	7.6	5%	7.7	5%	(0.1)
	142.5		123.3		19.2
Other income (expense):
Interest expense	(29.7)	20%	(22.1)	15%	(7.6)
Other income	0.3	—%	1.7	—%	(1.4)
Loss on early extinguishment of debt	(0.4)	—%	—	—%	(0.4)
Net loss	$(27.8)	(19)%	$(1.4)	—%	$(26.4)

Revenue

Rental and tenant reimbursement revenue increased approximately $2.3 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The increase was primarily due to the roll up of rental rates, lease commencements, and higher tenant reimbursements as a result of increased recoverable operating expenses during the current period as tenant utilization and the overall leased percentage of our portfolio increased during the twelve months ended March 31, 2024.

Other property related income increased approximately $0.3 million for the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to higher transient parking at our buildings during the current period, as compared to the prior period.

Expense

Property operating costs increased approximately $1.7 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, repairs and maintenance and other general expenses as tenant utilization and the overall leased percentage of our portfolio increased during the twelve months ended March 31, 2024.

Depreciation expense increased approximately $3.1 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2023.

Amortization expense decreased approximately $3.9 million for the three months ended March 31, 2024 as compared to the same period in the prior year. The decrease in amortization expense associated with certain lease intangible assets at our existing properties becoming fully amortized subsequent to January 1, 2023.

During the three months ended March 31, 2024, we recognized a non-cash impairment charge of approximately $18.4 million primarily related to shortening the projected hold period for one property during the quarter. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $7.6 million for the three months ended March 31, 2024 as compared to the same period in the prior year primarily driven by increased interest rates on floating-rate debt during the twelve months ended March 31, 2024 as well as the refinancing of maturing debt at higher rates during the latter half of 2023 and first quarter of 2024.

Other income decreased approximately $1.4 million for the three months ended March 31, 2024 as compared to the same period in the prior year due to lower average invested cash balances during the first quarter of 2024 as compared to the first quarter of 2023.

The $0.4 million loss on early extinguishment of debt for the three months ended March 31, 2024 is comprised of the pro-rata write-off of unamortized debt issuance costs and discounts associated with the early payoff of the $100 million remaining balance on the $200 Million Unsecured 2022 Term Loan Facility which was scheduled to mature in December 2024.

Issuer and Guarantor Financial Information

As of March 31, 2024, Piedmont, through its wholly-owned subsidiary Piedmont OP, had three separate issuances totaling approximately $1.2 billion of senior unsecured notes payable outstanding that mature in 2028, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont, Inc. as Issuer and Guarantor, respectively	As of March 31, 2024	As of December 31, 2023

Due from non-guarantor subsidiary	$900	$900
Total assets	$285,895	$285,116
Total liabilities	$1,911,103	$1,926,434

		For the Three Months Ended March 31, 2024
Total revenues		$11,611
Net loss		$(27,824)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our properties utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of March 31, 2024, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Atlanta	$26,143	$25,186
Dallas	16,535	15,776
Orlando	9,014	9,265
Northern Virginia/Washington, D.C.	9,311	8,980
Minneapolis	6,630	8,222
New York	7,249	7,371
Boston	7,182	6,333
Total reportable segments	82,064	81,133
Other	3,142	3,366
Total NOI	$85,206	$84,499

Comparison of the Three Months Ended March 31, 2024 Versus the Three Months Ended March 31, 2023

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park project during the three months ended March 31, 2024 as compared to the same period in the prior year.

Minneapolis

NOI decreased primarily due to the expiration of the lease associated with the sole tenant at 9320 Excelsior Boulevard, and the property's designation as a redevelopment asset during the first quarter of 2024.

Boston

NOI increased due to Microsoft's expansion at our 5 & 15 Wayside Road building as compared to the same quarterly period in the prior year.

Funds From Operations ("FFO"), Core Funds From Operations ("Core FFO"), and Adjusted Funds From Operations
(“AFFO”)

Net loss calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO. These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net income/(loss). Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, we believe that the additive use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2024		March 31, 2023
GAAP net loss applicable to common stock	$(27,763)		$(1,367)
Depreciation of real estate assets	38,586		35,690
Amortization of lease-related costs	18,112		22,021
Impairment charges	18,432		—
NAREIT Funds From Operations applicable to common stock	$47,367		$56,344
Adjustments:
Loss on early extinguishment of debt	386		—
Core Funds From Operations applicable to common stock	$47,753		$56,344
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,208		1,239
Depreciation of non real estate assets	272		97
Straight-line effects of lease revenue	(2,255)		(3,187)
Stock-based compensation adjustments	1,026		183
Amortization of lease-related intangibles	(2,656)		(3,412)
Non-incremental capital expenditures (1)	(20,607)		(14,472)
Adjusted Funds From Operations applicable to common stock	$24,741		$36,792
Weighted-average shares outstanding – diluted	123,954	(2)	123,690	(2)
NAREIT Funds From Operations per share (diluted)	$0.38		$0.46
Core Funds From Operations per share (diluted)	$0.39		$0.46

(1)We define non-incremental capital expenditures as capital expenditures of a recurring nature related to tenant improvements, leasing commissions, and building capital that do not incrementally enhance the underlying assets' income generating capacity. Tenant improvements, leasing commissions, building capital and deferred lease incentives incurred to lease space that was vacant at acquisition, leasing costs for spaces vacant for greater than one year, leasing costs for spaces at newly acquired properties for which in-place leases expire shortly after acquisition, improvements associated with the expansion of a building, and renovations that either enhance the rental rates of a building or change the property's underlying classification, such as from a Class B to a Class A property, are excluded from this measure.
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three months ended March 31, 2024 and 2023, respectively, as they would reduce the loss per share presented.

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net loss (calculated in accordance with GAAP) before adjusting for interest, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items, such as interest income from loan investments. For Property NOI (cash basis), the effects of the reversal of the non-cash general reserve for uncollectible accounts, straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2024 and 2023 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Net loss applicable to Piedmont (GAAP)	$(27,763)	$(1,367)	$(27,763)	$(1,367)

Net income applicable to noncontrolling interest	2	3	2	3
Interest expense	29,714	22,077	29,714	22,077
Depreciation	38,857	35,787	38,857	35,787
Amortization	18,112	22,021	18,112	22,021
Depreciation and amortization attributable to noncontrolling interests	20	20	20	20
Impairment charges	18,432	—	18,432	—

EBITDAre(1)	77,374	78,541	77,374	78,541
Loss on early extinguishment of debt	386	—	386	—

Core EBITDA(2)	77,760	78,541	77,760	78,541
General & administrative expenses	7,612	7,691	7,612	7,691
Management fee revenue (3)	5	(293)	5	(293)
Other income	(171)	(1,440)	(171)	(1,440)
Reversal of non-cash general reserve for uncollectible accounts	—	(400)
Straight-line effects of lease revenue	(2,255)	(3,187)
Straight line effects of lease revenue attributable to noncontrolling interests	—	(4)
Amortization of lease-related intangibles	(2,656)	(3,412)

Property NOI	80,295	77,496	85,206	84,499

Net operating (income)/loss from:
Acquisitions	—	—	—	—
Dispositions (4)	(1,140)	(562)	(1,464)	(913)
Other investments (5)	415	(1,213)	318	(1,259)

Same Store NOI	$79,570	$75,721	$84,060	$82,327

Change period over period in Same Store NOI	5.1%	N/A	2.1%	N/A

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
(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as Net loss (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and removing any impairment losses, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Dispositions include One Lincoln Park in Dallas, Texas, sold during the first quarter 2024.
(5)Other investments include properties out of service for redevelopment or development projects, land, and recently completed redevelopment and development projects for which some portion of operating expenses were capitalized during the current and/or prior year reporting periods. The operating results from 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office properties located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of March 31, 2024, our average lease was approximately 15,000 square feet with approximately six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

The leased percentage of our portfolio increased to 87.8% leased as of March 31, 2024, as compared to 87.1% leased as of December 31, 2023. During the three months ended March 31, 2024, we completed approximately 500,000 square feet of leasing, including approximately 328,000 of new tenant leases which increased our leased percentage. Scheduled lease expirations for the portfolio for the rest of 2024 represent approximately 7.3% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our overall leased percentage, respectively. Both the sale of One Lincoln Park building (mentioned above) and the designation of 9320 Excelsior Boulevard (also mentioned above) as a redevelopment asset impacted our leased percentage as of March 31, 2024.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2024, we had approximately 1.3 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $42 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a building-by-building and a quarter-to-quarter basis. During the three months ended March 31, 2024, we experienced an 8.0% and 18.6% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended March 31, 2024, Same Store NOI increased by 5.1% and 2.1% on a cash and accrual basis, respectively, as compared to the same period in the prior year primarily due to rental rate roll-ups, as well as new leases commencing or leases with expiring rental or operating expense abatements beginning to outweigh leases that expired subsequent to April 1, 2023. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the three months ended March 31, 2024.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of March 31, 2024, our potential for exposure to market risk includes interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit, $120 million of the $200 Million 2024 Unsecured Term Loan, and the $25 million remaining balance on our $215 Million Unsecured 2023 Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of March 31, 2024, other than those variable rate facilities mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.0 billion as of both March 31, 2024 and December 31, 2023. Our interest rate swap agreements in place as of March 31, 2024 carried a notional amount totaling $330 million with a weighted-average fixed interest rate of 3.64%, and our interest swap agreements as of December 31, 2023 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 3.49%.

As of March 31, 2024, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $1.7 billion has an average effective interest rate of approximately 5.66% per annum with expirations ranging from 2025 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2024, our total outstanding debt subject to variable interest rates totaling approximately $361 million has an average effective interest rate of approximately 6.55% per annum with expirations ranging from 2025 to 2027. As of March 31, 2024, we had $216 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 1.04% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.45%. The current stated interest rate spread on $120 million of the $200 Million Unsecured 2024 Term Loan that is not effectively fixed through interest rate swaps through January 2026 is Adjusted SOFR plus 1.30% per annum (based on our current corporate credit rating), which, as of March 31, 2024, results in a total interest rate of 6.71%. The current stated interest rate on the remaining $25 million of the $215 Million Unsecured 2023 Term Loan has a stated rate of Adjusted SOFR plus 1.30% per annum (based on our current corporate credit rating), resulting in a total interest rate of 6.71%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2024 would increase interest expense approximately $3.6 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2024.
(b)Not applicable.
(c)None.

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

3.1.2	Articles of Amendment of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 6, 2011).

3.1.3	Articles Supplementary of the Company effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2011).

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

10.1.1*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.11 to the Company's Annual Report on Form 10-K, filed on February 20, 2024)

10.1.2*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.1.3*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.1.4*
Form of Performance Share Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.2.1
Waiver, Agent Resignation, Extension, and Amendment No. 1 to Term Loan Agreement dated as of January 31, 2023 (incorporated by reference to Exhibit 10.20.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.3.1
Term Loan Agreement, dated as of January 30, 2024, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc,. as Joint Lead Arranger and Sole Book Manager, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Joint Lead Arrangers, Truist Bank as Administrative Agent, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Co-Syndication Agents, and Wells Fargo Bank, N.A,. as Documentation Agent, and the other financial institutions signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024)

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
 * Identifies each management contract or compensatory plan required to be filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 30, 2024	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)