Form 10-Q
period 2024-06-30
Piedmont Office Realty Trust, Inc.
filed 2024-07-31
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 30, 2024:
123,999,948 shares

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

These statements are based on beliefs and assumptions of our management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which we operate, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve certain known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home and "hybrid" work policies), technological (e.g. artificial intelligence and machine learning, Zoom, etc.), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of revenue;
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
•Risks related to the occurrence of cybersecurity incidents, including cybersecurity incidents against us or any of our properties or tenants, or a deficiency in our identification, assessment or management of cybersecurity threats impacting our operations and the public's reaction to reported cybersecurity incidents, including the reputational impact on our business and value of our common stock;
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
•Risks associated with incurring mortgage and other indebtedness, including changing capital reserve requirements on our lenders and rising interest rates for new debt financings;

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
•Additional risks and costs associated with inflation and potential increases in the rate of inflation, including the impact of a possible recession, and any changes in governmental rules, regulations, and fiscal policies;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

The information presented in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of financial position, results of operations, and cash flows in accordance with generally accepted accounting principles ("GAAP").
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2023. Piedmont’s results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$552,744	$559,384
Buildings and improvements, less accumulated depreciation of $1,080,613 and $1,039,136 as of June 30, 2024 and December 31, 2023, respectively	2,710,583	2,749,113
Intangible lease assets, less accumulated amortization of $80,251 and $88,066 as of June 30, 2024 and December 31, 2023, respectively	70,764	82,588
Construction in progress	115,213	85,239
Real estate assets held for sale, net	18,726	36,203
Total real estate assets	3,468,030	3,512,527
Cash and cash equivalents	138,454	825
Tenant receivables	7,619	7,915
Straight-line rent receivables	186,913	182,856
Restricted cash and escrows	5,368	3,381
Prepaid expenses and other assets	25,224	27,559
Goodwill	53,491	53,491
Interest rate swaps	3,578	3,032
Deferred lease costs, less accumulated amortization of $201,008 and $223,248 as of June 30, 2024 and December 31, 2023, respectively	266,702	262,283
Other assets held for sale, net	3,264	3,213
Total assets	$4,158,643	$4,057,082
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $22,431 and $15,437 as of June 30, 2024 and December 31, 2023, respectively	$2,027,569	$1,858,717
Secured debt	194,169	195,879
Accounts payable, accrued expenses and accrued capital expenditures	140,793	131,516
Dividends payable	—	15,143
Deferred income	100,131	89,930
Intangible lease liabilities, less accumulated amortization of $31,054 and $35,811 as of June 30, 2024 and December 31, 2023, respectively	37,657	42,925
Total liabilities	2,500,319	2,334,110
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2024 or December 31, 2023	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,994,991 and 123,715,298 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,240	1,237
Additional paid-in capital	3,719,419	3,716,742
Cumulative distributions in excess of earnings	(2,055,697)	(1,987,147)
Accumulated other comprehensive loss	(8,180)	(9,418)
Piedmont stockholders’ equity	1,656,782	1,721,414
Noncontrolling interest	1,542	1,558
Total stockholders’ equity	1,658,324	1,722,972
Total liabilities and stockholders’ equity	$4,158,643	$4,057,082
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental and tenant reimbursement revenue	$136,670	$137,503	$275,751	$274,332
Property management fee revenue	482	437	639	944
Other property related income	6,110	5,132	11,410	10,163
	143,262	143,072	287,800	285,439
Expenses:
Property operating costs	58,565	58,368	118,009	116,159
Depreciation	38,814	36,475	77,683	72,272
Amortization	18,097	21,333	36,217	43,364
Impairment charges	—	—	18,432	—
General and administrative	8,352	7,279	15,964	14,970
	123,828	123,455	266,305	246,765
Other income (expense):
Interest expense	(29,569)	(23,389)	(59,283)	(45,466)
Other income	328	1,787	606	3,443
Loss on early extinguishment of debt	—	—	(386)	—
	(29,241)	(21,602)	(59,063)	(42,023)
Net loss	(9,807)	(1,985)	(37,568)	(3,349)
Net income applicable to noncontrolling interest	(2)	(3)	(4)	(6)
Net loss applicable to Piedmont	$(9,809)	$(1,988)	$(37,572)	$(3,355)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.08)	$(0.02)	$(0.30)	$(0.03)
Weighted-average common shares outstanding – basic and diluted	123,953,442	123,671,261	123,876,562	123,610,989
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023

Net loss applicable to Piedmont		$(9,809)		$(1,988)		$(37,572)		$(3,355)
Other comprehensive income/(loss):
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	828		4,107		3,260		3,022
Minus: Reclassification of net gain included in net income (See Note 4)	(918)		(818)		(2,022)		(1,320)
Other comprehensive income/(loss)		(90)		3,289		1,238		1,702
Comprehensive income/(loss) applicable to Piedmont		$(9,899)		$1,301		$(36,334)		$(1,653)

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	123,888	$1,239	$3,717,599	$(2,030,389)	$(8,090)	$1,553	$1,681,912
Costs of issuance of common stock	—	—	(89)	—	—	—	(89)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,499)	—	(13)	(15,512)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	107	1	1,909	—	—	—	1,910
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net loss applicable to Piedmont	—	—	—	(9,809)	—	—	(9,809)
Other comprehensive loss	—	—	—	—	(90)	—	(90)
Balance, June 30, 2024	123,995	$1,240	$3,719,419	$(2,055,697)	$(8,180)	$1,542	$1,658,324

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	123,643	$1,236	$3,710,767	$(1,883,225)	$(10,266)	$1,585	$1,820,097
Dividends to common stockholders ($0.21 per share) and stockholders of subsidiaries	—	—	—	(25,975)	—	(14)	(25,989)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	49	1	1,921	—	—	—	1,922
Net income applicable to noncontrolling interest	—	—	—	—	—	3	3
Net loss applicable to Piedmont	—	—	—	(1,988)	—	—	(1,988)
Other comprehensive income	—	—	—	—	3,289	—	3,289
Balance, June 30, 2023	123,692	$1,237	$3,712,688	$(1,911,188)	$(6,977)	$1,574	$1,797,334

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972
Costs of issuance of common stock	—	—	(89)	—	—	—	(89)
Dividends to common stockholders ($0.25 per share) and stockholders of subsidiaries	—	—	—	(30,978)	—	(20)	(30,998)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	280	3	2,766	—	—	—	2,769
Net income applicable to noncontrolling interest	—	—	—	—	—	4	4
Net loss applicable to Piedmont	—	—	—	(37,572)	—	—	(37,572)
Other comprehensive income	—	—	—	—	1,238	—	1,238
Balance, June 30, 2024	123,995	$1,240	$3,719,419	$(2,055,697)	$(8,180)	$1,542	$1,658,324

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.42 per share) and stockholders of subsidiaries	—	—	—	(51,940)	—	(20)	(51,960)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	252	3	1,683	—	—	—	1,686
Net income applicable to noncontrolling interest	—	—	—	—	—	6	6
Net loss applicable to Piedmont	—	—	—	(3,355)	—	—	(3,355)
Other comprehensive income	—	—	—	—	1,702	—	1,702
Balance, June 30, 2023	123,692	$1,237	$3,712,688	$(1,911,188)	$(6,977)	$1,574	$1,797,334

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(37,568)	$(3,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	77,683	72,272
Amortization of debt issuance costs inclusive of settled interest rate swaps	3,040	2,744
Other amortization	33,364	39,135
Impairment charges	18,432	—
Loss on early extinguishment of debt	386	—
Reversal of general reserve for uncollectible accounts	—	(400)
Stock compensation expense	4,082	3,925
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(7,054)	(8,692)
Decrease/(increase) in prepaid expenses and other assets	2,005	(6,040)
Decrease in accounts payable and accrued expenses	(1,021)	(4,641)
(Decrease)/increase in deferred income	(3,162)	264
Net cash provided by operating activities	90,187	95,218
Cash Flows from Investing Activities:
Capitalized expenditures	(96,991)	(71,650)
Net sales proceeds from wholly-owned properties	53,308	—
Deferred lease costs paid	(23,839)	(16,940)
Net cash used in investing activities	(67,522)	(88,590)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,931)	(643)
Proceeds from debt	918,972	499,603
Repayments of debt	(752,865)	(436,000)
Costs of issuance of common stock	(89)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(995)	(1,648)
Dividends paid	(46,141)	(77,318)
Net cash provided by/(used in) financing activities	116,951	(16,006)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	139,616	(9,378)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	4,206	19,600
Cash, cash equivalents, and restricted cash and escrows, end of period	$143,822	$10,222

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
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

As of June 30, 2024, Piedmont owned and operated a portfolio comprised of 31 in-service projects and three redevelopment projects. The in-service office projects total approximately 15.7 million square feet (unaudited) of primarily Class A office space and were 87.3% leased as of June 30, 2024.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed payments	$111,581	$112,238	$224,894	$224,798
Variable payments	25,089	25,265	50,857	49,534
Total Rental and Tenant Reimbursement Revenue	$136,670	$137,503	$275,751	$274,332

Piedmont is a lessee of office space in one building owned by a third party. Piedmont's right of use asset and corresponding lease liability under the lease was approximately $30,000 and $100,000 as of June 30, 2024 and December 31, 2023, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For the three months ended and six months ended June 30, 2024 and 2023, Piedmont recognized approximately $20,000 and $40,000, respectively, of operating lease costs related to its office space lease. As of June 30, 2024, the remaining lease term of Piedmont's right of use asset is approximately 5 months, and the discount rate is 3.86%.

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

3.    Debt

During the three months ended June 30, 2024, Piedmont OP issued $400 million in aggregate principal amount of 6.875% senior notes (the “$400 Million Unsecured Senior Notes”), which mature on July 15, 2029. Upon issuance of the $400 million Unsecured Senior Notes, Piedmont OP received net proceeds of $396 million, reflecting a discount of approximately $4 million which will be amortized to interest expense over the 5-year term of the $400 Million Unsecured Senior Notes using the effective interest method. The $400 Million Unsecured Senior Notes are fully and unconditionally guaranteed by Piedmont. Interest on the $400 Million Unsecured Senior Notes is payable semi-annually on January 15 and July 15 of each year commencing January 15, 2025, and is subject to adjustment if Piedmont's corporate credit rating falls below investment grade, as defined in the credit agreement.

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

The net proceeds from the $400 Million Unsecured Senior Notes were used to repay the balance outstanding under Piedmont's $600 Million Unsecured 2022 Line of Credit and the remaining $25 million outstanding on its $215 Million Unsecured 2023 Term Loan (see discussion below). Piedmont intends to use the remaining proceeds from the $400 Million Unsecured Senior Notes, along with any sales proceeds from any potential property dispositions and Piedmont's $600 Million Unsecured 2022 Line of Credit, to repay the $250 Million Unsecured 2018 Term Loan that matures in March of 2025.

Also, during the six months ended June 30, 2024, Piedmont OP entered into a new $200 Million Unsecured 2024 Term Loan and used the net proceeds, along with its $600 Million Unsecured 2022 Line of Credit, to repay the remaining $100 million balance on the $200 Million Unsecured 2022 Term Loan Facility and $190 million of the $215 Million Unsecured 2023 Term Loan, resulting in a loss on early extinguishment of debt of approximately $0.4 million related to unamortized financing costs. The remaining $25 million of the $215 Million Unsecured 2023 Term Loan was extended and ultimately paid off with the proceeds of the aforementioned $400 Million Unsecured Senior Notes.

The term of the $200 Million Unsecured 2024 Term Loan is three years, with a maturity date of January 29, 2027. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. As of June 30, 2024, the applicable interest rate spread on the loan was 1.30%, and the effective rate was 6.22%.

The $200 Million Unsecured 2024 Term Loan has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

Finally, during the six months ended June 30, 2024, Piedmont repaid the remaining $50.2 million balance of the $400 Million Unsecured Senior Notes due 2024 with proceeds from the disposition of the One Lincoln Park building (see Note 8 below).

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of June 30, 2024 and December 31, 2023 (in thousands):

Facility (1)	Stated Rate (2)	Effective Rate (3)		Maturity		Amount Outstanding as of
						June 30, 2024	December 31, 2023
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%	4.10%		10/1/2028		$194,169	$195,879
Subtotal						194,169	195,879
Unsecured (Variable and Fixed)
$400 Million Unsecured Senior Notes due 2024	4.45%	4.10%		3/15/2024		—	50,154
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.25%	6.70%		12/16/2024		—	100,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.30%	6.71%		1/31/2025		—	215,000
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%	4.79%		3/31/2025	(4)	250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.04%	6.45%	(5)	6/30/2026	(6)	—	59,000
$200 Million Unsecured 2024 Term Loan	SOFR + 1.30%	6.22%	(7)	1/29/2027		200,000	—
$600 Million Unsecured Senior Notes due 2028	9.25%	9.25%		7/20/2028		600,000	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%	7.11%		7/15/2029		400,000	—
$300 Million Unsecured Senior Notes due 2030	3.15%	3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%	2.78%		4/1/2032		300,000	300,000
Unamortized discounts and debt issuance costs						(22,431)	(15,437)
Subtotal/Weighted Average		6.26%				$2,027,569	$1,858,717
Total/Weighted Average		6.08%				$2,221,738	$2,054,596

(1)All of Piedmont’s outstanding debt as of June 30, 2024 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street.
(2)The all-in stated interest rates for the SOFR selections are comprised of the relevant adjusted SOFR rate (calculated as the base SOFR interest rate plus a fixed adjustment of 0.10%) and is subject to an additional spread over the selected rate based on Piedmont’s or Piedmont OP's current credit rating.
(3)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(4)Piedmont currently intends to repay the outstanding balance on debt due within one year with cash on hand, through selective property dispositions, and/or with borrowings under its existing $600 Million Unsecured 2022 Line of Credit.
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
(7)This term loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix the interest rate on $80 million of the term loan to 5.50% through February 1, 2026, assuming no change in Piedmont's or Piedmont OP's credit rating. For the remaining variable portion of the loan, Piedmont may select from multiple interest rate options, including the prime rate and various length SOFR locks. See Note 4 for disclosures of Piedmont's derivative instruments.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $16.7 million and $21.6 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $62.7 million and $45.1 million for the six months ended June 30, 2024 and 2023, respectively. Also, Piedmont capitalized interest of approximately $3.0 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $5.8 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of June 30, 2024.

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

During the six months ended June 30, 2024, Piedmont entered into two interest rate swap agreements to partially hedge the risk of changes in the interest-related cash flows associated with the $200 Million Unsecured 2024 Term Loan (see Note 3 above). All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 19 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2024 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2024 and December 31, 2023, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2024	December 31, 2023
Gross derivative assets	$3,578	$3,032
Gross derivative liabilities	—	—
Net derivative asset	$3,578	$3,032

The gain on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and six months ended June 30, 2024 and 2023, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Amount of gain recognized in OCI	$828	$4,107	$3,260	$3,022
Amount of previously recorded gain reclassified from OCI into interest expense	$918	$818	$2,022	$1,320

Total amount of interest expense presented in the consolidated statements of operations	$(29,569)	$(23,389)	$(59,283)	$(45,466)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$—	$—	$(386)	$—

Piedmont estimates that approximately $1.6 million will be reclassified from OCI as a decrease in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of June 30, 2024, all of Piedmont's interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024			December 31, 2023
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$138,454	$138,454	Level 1	$825	$825	Level 1
Tenant receivables, net (1)	$7,619	$7,619	Level 1	$7,915	$7,915	Level 1
Restricted cash and escrows (1)	$5,368	$5,368	Level 1	$3,381	$3,381	Level 1
Interest rate swaps	$3,578	$3,578	Level 2	$3,032	$3,032	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$13,200	$13,200	Level 1	$49,706	$49,706	Level 1
Debt, net	$2,221,738	$2,151,483	Level 2	$2,054,596	$1,953,447	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2024 and December 31, 2023; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2024 and December 31, 2023. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2024 and December 31, 2023, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

During the six months ended June 30, 2024, management shortened the intended hold period for the 750 West John Carpenter Freeway building located in Irving, Texas and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows associated with the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge of approximately $17.5 million calculated based on the difference between the carrying value of the asset and the estimated fair value. The estimated fair value was determined based on a negotiated potential selling price with an unrelated, third-party.

Additionally during the six months ended June 30, 2024, Piedmont recognized an impairment loss of approximately $0.9 million in conjunction with the sale of One Lincoln Park located in Dallas, Texas. The offer to purchase, contractual negotiations, due diligence, and completion of the sale all occurred during six months ended June 30, 2024 (see Note 8 for further details).

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2024, Piedmont had two individually significant tenant allowances commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three and six months ended June 30, 2024 or 2023.

8.    Property Disposition and Assets Held for Sale

During the six months ended June 30, 2024, Piedmont sold the One Lincoln Park building located in Dallas, Texas, to an unrelated, third-party owner/user for net sale proceeds of approximately $53.3 million which were used to repay the remaining outstanding balance of approximately $50.2 million on the $400 Million Unsecured Senior Notes due 2024.

As of June 30, 2024, Piedmont was under a binding contract to sell a 46% leased, 12-story, approximately 315,000 square foot office building located at 750 West John Carpenter Freeway in Dallas, Texas for $23 million. Consequently, the building, which is assigned to the Dallas geographic reportable segment, met the criteria for held for sale classification as of June 30, 2024 and the assets of the property are presented as held for sale as of both June 30, 2024 and December 31, 2023 for comparability in the accompanying consolidated balance sheets. Details of amounts held for sale are presented below (in thousands):

	June 30, 2024	December 31, 2023
Real estate assets held for sale, net:
Land	$7,860	$7,860
Building and improvements, less accumulated depreciation of $7,821 and $7,376 as of June 30, 2024 and December 31, 2023, respectively	9,832	27,616
Construction in progress	1,034	727
Total real estate assets held for sale, net	$18,726	$36,203

Other assets held for sale, net:
Straight-line rent receivables	$948	$983
Prepaid expenses and other assets	1,080	908
Deferred lease costs, less accumulated amortization of $752 and $666 as of June 30, 2024 and December 31, 2023, respectively	1,236	1,322
Total other assets held for sale, net	$3,264	$3,213

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

Certain management employees' long-term equity incentive program is allocated between the deferred stock award units described above and a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The target incentives for these employees, as well as the peer group to be used for comparative purposes, are predetermined by the board of directors, based on advice given by a third-party compensation consultant. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon termination) and vest immediately. In the event that a participant's employment is terminated prior to the end of the multi-year period, in certain circumstances the participant may be entitled to a pro-rated award based on Piedmont's TSR relative performance as of the termination date. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method and is recognized ratably over the performance period.

A roll forward of Piedmont's equity based award activity for the six months ended June 30, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2023	1,094,297	$11.35
Deferred Stock Awards Granted	644,002	$6.60
Performance Stock Awards Granted	641,985	$7.64
Change in Estimated Potential Share Awards based on TSR Performance	1,092,402	$9.92
Performance Stock Awards Vested	(5,734)	$15.40
Deferred Stock Awards Vested	(427,426)	$10.76
Deferred Stock Awards Forfeited	(17,665)	$11.06
Unvested and Potential Stock Awards as of June 30, 2024	3,021,861	$9.11

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2024 and 2023, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$6.95	$6.57	$6.60	$9.60
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$800	$793	$4,601	$4,866

A detail of Piedmont’s outstanding stock awards and programs as of June 30, 2024 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)		Grant Date Fair Value	Vesting Schedule	Unvested Shares
May 3, 2019	Deferred Stock Award	26,385	(2)	$21.04	Of the shares granted, 20% vested or will vest on July 1, 2020, 2021, 2022, 2023 and 2024, respectively.	9,505
February 10, 2022	Deferred Stock Award	145,674		$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	52,131
February 17, 2022	2022-2024 Performance Share Program	—		$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	155,192	(3)
February 13, 2023	Deferred Stock Award	347,945		$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	205,841
February 23, 2023	2023-2025 Performance Share Program	—		$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	380,627	(3)
February 23, 2023	Deferred Stock Award	372,394		$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	290,593
February 20, 2024	Deferred Stock Award	557,674		$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	557,674
February 20, 2024	2024-2026 Performance Share Program	—		$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,283,970	(3)
May 7, 2024	Deferred Stock Award-Board of Directors	86,328		$6.95	Of the shares granted, 100% will vest on the earlier of the 2025 Annual Meeting or May 7, 2025.	86,328
Total						3,021,861

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2024.
(2)Reflects a special, one-time deferred stock award to Piedmont's Chief Executive Officer effective on July 1, 2019, the date of his promotion to the position, which vested in ratable installments over a five year period beginning on the anniversary of the grant date.
(3)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2024. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended June 30, 2024 and 2023, Piedmont recognized approximately $2.2 million and $2.2 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the six months ended June 30, 2024 and 2023, Piedmont recognized approximately $4.1 million and $3.9 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the six months ended June 30, 2024, 279,693 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of June 30, 2024, approximately $16.3 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately 1.8 years.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the six months ended June 30, 2024 and 2023 (in thousands) are outlined below:

	Six Months Ended
	June 30, 2024	June 30, 2023
Tenant improvements funded by tenants	$13,845	$29,574
Accrued capital expenditures and deferred lease costs	$35,294	$24,655
Change in accrued dividends	$(15,143)	$(25,358)
Change in accrued deferred financing costs	$(232)	$(44)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, to the consolidated balance sheets for the respective period (in thousands):

	2024	2023
Cash and cash equivalents, beginning of period	$825	$16,536
Restricted cash and escrows, beginning of period	3,381	3,064
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$4,206	$19,600

Cash and cash equivalents, end of period	$138,454	$5,167
Restricted cash and escrows, end of period	5,368	5,055
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$143,822	$10,222

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

11.    Earnings Per Share

As Piedmont recognized a net loss for both the three and six months ended June 30, 2024 and 2023, earnings per share is computed using basic weighted-average common shares outstanding.

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker ("CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of June 30, 2024, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Atlanta	$43,340	$40,210	$85,110	$79,427
Dallas	26,818	27,779	55,523	56,061
Orlando	15,006	15,464	30,355	30,877
Northern Virginia/Washington, D.C.	15,142	14,880	30,724	29,779
Minneapolis	12,524	15,463	25,640	30,425
New York	13,619	13,249	27,310	26,734
Boston	11,295	10,516	22,438	20,766
Total reportable segments	137,744	137,561	277,100	274,069
Other	5,518	5,511	10,700	11,370
Total Revenues	$143,262	$143,072	$287,800	$285,439

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Atlanta	$27,759	$26,096	$53,903	$51,282
Dallas	15,510	15,203	32,045	30,978
Orlando	8,055	9,286	17,067	18,551
Northern Virginia/Washington, D.C.	9,368	8,993	18,680	17,973
Minneapolis	5,882	8,233	12,512	16,456
New York	7,744	7,351	14,994	14,722
Boston	7,146	6,458	14,327	12,791
Total reportable segments	81,464	81,620	163,528	162,753
Other	3,085	3,046	6,227	6,412
Total NOI	$84,549	$84,666	$169,755	$169,165

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss applicable to Piedmont	$(9,809)	$(1,988)	$(37,572)	$(3,355)
Management fee revenue (1)	(256)	(254)	(252)	(546)
Depreciation and amortization	56,911	57,808	113,901	115,636
Impairment charges	—	—	18,432	—
General and administrative expenses	8,352	7,279	15,964	14,970
Interest expense	29,569	23,389	59,283	45,466
Other income	(220)	(1,571)	(391)	(3,012)
Loss on early extinguishment of debt	—	—	386	—
Net income applicable to noncontrolling interest	2	3	4	6
Total NOI	$84,549	$84,666	$169,755	$169,165

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

13.    Subsequent Event

Third Quarter Dividend Declaration

On July 25, 2024, the board of directors of Piedmont declared a dividend for the third quarter of 2024 in the amount of $0.125 per common share outstanding to stockholders of record as of the close of business on August 23, 2024. Such dividend will be paid on September 20, 2024.

Sale of 750 West John Carpenter Freeway

On July 23, 2024, Piedmont sold 750 West John Carpenter Freeway, in Dallas, Texas for $23 million, to an unrelated third party. The building is a 12-story, approximately 315,000 square foot office building which was approximately 46% leased as of June 30, 2024.

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the potential disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity, including to repay the $250 million Unsecured 2018 Term Loan which is scheduled to mature in March of 2025. Other than the $250 million Unsecured 2018 Term Loan, we currently have no other final debt maturities until 2027. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2024 and 2023 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Capital expenditures for redevelopment/renovations	$40,812	$21,528
Other capital expenditures, including building and tenant improvements	56,179	50,122
Total capital expenditures (1)	$96,991	$71,650

(1)Of the total amounts paid, approximately $8.2 million and $4.4 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the six months ended June 30, 2024 and 2023, respectively.

"Capital expenditures for redevelopment/renovations" during both the six months ended June 30, 2024 and 2023 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings, including: Galleria Towers in Dallas, Texas; The Exchange in Orlando, Florida; 999 Peachtree Street in Atlanta, Georgia, and 9320 Excelsior Boulevard and One and Two Meridian in suburban Minneapolis, Minnesota, among others, most of which are anticipated to be completed during 2024.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the six months ended June 30, 2024, we committed to spend approximately $5.85 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $6.29 (net of expired lease commitments) for the six months ended June 30, 2023. As of June 30, 2024, we had two individually significant unrecorded tenant allowances commitment greater than $10 million.

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

Although reducing outstanding debt remains our priority, subject to the identification and availability of a few, select investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital.

We also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance) of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended June 30, 2024 was approximately $9.8 million, or $0.08 per diluted share, as compared with net loss applicable to common stockholders of $2.0 million, or $0.02 per diluted share, for the three months ended June 30, 2023. The increase in net loss mainly reflects a $7.5 million increase in interest expense, net of interest income, driven by increased interest rates on our debt during the second quarter of 2024 as compared to the second quarter of 2023.

Comparison of the three months ended June 30, 2024 versus the three months ended June 30, 2023

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	June 30, 2024	% of Revenues	June 30, 2023	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$136.7		$137.5		$(0.8)
Property management fee revenue	0.5		0.5		—
Other property related income	6.1		5.1		1.0
Total revenues	143.3	100%	143.1	100%	0.2
Expense:
Property operating costs	58.5	41%	58.4	41%	0.1
Depreciation	38.8	27%	36.5	25%	2.3
Amortization	18.1	13%	21.3	15%	(3.2)
General and administrative	8.4	6%	7.3	5%	1.1
	123.8		123.5		0.3
Other income (expense):
Interest expense	(29.6)	20%	(23.4)	16%	(6.2)
Other income	0.3	—%	1.8	1%	(1.5)
Net loss	$(9.8)	(7)%	$(2.0)	(1)%	$(7.8)

Revenue

Rental and tenant reimbursement revenue decreased approximately $0.8 million for the three months ended June 30, 2024, as compared to the same period in the prior year. The decrease was primarily due to the sale of One Lincoln Park completed during first quarter 2024 as well as two large tenant expirations during the six months ended June 30, 2024, largely offset by the roll up of rental rates and new leases commencing during the twelve months ended June 30, 2024.

Other property related income increased approximately $1.0 million for the three months ended June 30, 2024 as compared to the same period in the prior year primarily due to higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Depreciation expense increased approximately $2.3 million for the three months ended June 30, 2024 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to April 1, 2023.

Amortization expense decreased approximately $3.2 million for the three months ended June 30, 2024 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to April 1, 2023.

General and administrative expenses increased approximately $1.1 million for the three months ended June 30, 2024 as compared to the same period in the prior year, primarily reflecting increased accruals for potential performance-based compensation, largely associated with executed leasing during the second quarter of 2024.

Other Income (Expense)

Interest expense increased approximately $6.2 million for the three months ended June 30, 2024, as compared to the same period in the prior year primarily driven by increased interest rates on floating-rate debt during the twelve months ended June 30, 2024 as well as the refinancing of maturing debt at higher rates during the latter half of 2023 and first half of 2024. The increase was partially offset by a $1.6 million increase in capitalized interest associated with various redevelopment projects in progress during the three months ended June 30, 2024.

Other income decreased approximately $1.5 million for the three months ended June 30, 2024 as compared to the same period in the prior year due to lower average invested cash balances during the second quarter of 2024 as compared to the second quarter of 2023.

Comparison of the six months ended June 30, 2024 versus the six months ended June 30, 2023

The following table sets forth selected data from our consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	June 30, 2024	% of Revenues	June 30, 2023	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$275.8		$274.3		$1.5
Property management fee revenue	0.6		0.9		(0.3)
Other property related income	11.4		10.2		1.2
Total revenues	287.8	100%	285.4	100%	2.4
Expense:
Property operating costs	118.0	41%	116.1	41%	1.9
Depreciation	77.7	27%	72.3	24%	5.4
Amortization	36.2	13%	43.4	15%	(7.2)
Impairment charges	18.4	6%	—	—%	18.4
General and administrative	16.0	6%	15.0	5%	1.0
	266.3		246.8		19.5
Other income (expense):
Interest expense	(59.3)	20%	(45.5)	16%	(13.8)
Other income	0.6	—%	3.5	—%	(2.9)
Loss on early extinguishment of debt	(0.4)	—%	—	—%	(0.4)
Net loss	$(37.6)	(13)%	$(3.4)	(1)%	$(34.2)

Revenue

Rental and tenant reimbursement revenue increased approximately $1.5 million for the six months ended June 30, 2024 as compared to the same period in the prior year. The increase was primarily due to the roll up of rental rates, lease commencements, and higher tenant reimbursements as a result of increased recoverable operating expenses during the current period as tenant utilization increased during the twelve months ended June 30, 2024, offset partially by two large lease expirations and the disposition of our One Lincoln Park asset.

Other property related income increased approximately $1.2 million for the six months ended June 30, 2024 as compared to the same period in the prior year primarily due to higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs increased approximately $1.9 million for the six months ended June 30, 2024 as compared to the same period in the prior year. The variance was primarily due to higher recoverable operating expenses such as janitorial, security, repairs and maintenance and other general expenses as tenant utilization increased during the twelve months ended June 30, 2024. These increased costs were partially offset by a decrease in property operating expenses associated with the sale of One Lincoln Park in March 2024.

Depreciation expense increased approximately $5.4 million for the six months ended June 30, 2024 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2023.

Amortization expense decreased approximately $7.2 million for the six months ended June 30, 2024 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2023.

During the six months ended June 30, 2024, we recognized a non-cash impairment charge of approximately $18.4 million primarily related to shortening the projected hold period for one property during the quarter. See Note 6 to our accompanying consolidated financial statements for further details.

General and administrative expenses increased approximately $1.0 million for the six months ended June 30, 2024 as compared to the same period in the prior year, primarily reflecting increased accruals for potential performance-based compensation, largely associated with executed leasing during the first half of 2024.

Other Income (Expense)

Interest expense increased approximately $13.8 million for the six months ended June 30, 2024 as compared to the same period in the prior year primarily driven by increased interest rates on floating-rate debt during the twelve months ended June 30, 2024 as well as the refinancing of maturing debt at higher rates during the latter half of 2023 and first half of 2024. The increase was partially offset by a $3.2 million increase in capitalized interest associated with various redevelopment projects in progress during the six months ended June 30, 2024.

Other income decreased approximately $2.9 million for the six months ended June 30, 2024 as compared to the same period in the prior year due to the use of cash to repay maturing debt in June 2024 resulting in lower average invested cash balances during the first half of 2024 as compared to the first half of 2023.

The $0.4 million loss on early extinguishment of debt for the six months ended June 30, 2024 is comprised of the pro-rata write-off of unamortized debt issuance costs and discounts associated with the early payoff of the $100 million remaining balance on the $200 Million Unsecured 2022 Term Loan Facility which was scheduled to mature in December 2024.

Issuer and Guarantor Financial Information

As of June 30, 2024, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.6 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2024	As of December 31, 2023

Due from non-guarantor subsidiary	$900	$900
Total assets	$419,953	$285,116
Total liabilities	$2,078,496	$1,926,434

		For the Six Months Ended June 30, 2024
Total revenues		$23,173
Net loss		$(55,480)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of June 30, 2024, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Atlanta	$27,759	$26,096	$53,903	$51,282
Dallas	15,510	15,203	32,045	30,978
Orlando	8,055	9,286	17,067	18,551
Northern Virginia/Washington, D.C.	9,368	8,993	18,680	17,973
Minneapolis	5,882	8,233	12,512	16,456
New York	7,744	7,351	14,994	14,722
Boston	7,146	6,458	14,327	12,791
Total reportable segments	81,464	81,620	163,528	162,753
Other	3,085	3,046	6,227	6,412
Total NOI	$84,549	$84,666	$169,755	$169,165

Comparison of the Six Months Ended June 30, 2024 Versus the Six Months Ended June 30, 2023

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park project during the six months ended June 30, 2024 as compared to the same period in the prior year.

Dallas

NOI increased due to several leases commencing at our Galleria Towers project during the six months ended June 30, 2024 as compared to the same period in the prior year. These increases were partially offset by the sale of One Lincoln Park.

Orlando

NOI decreased primarily due to the expiration of the lease associated with the sole tenant at 501 West Church. The entire building has been re-leased to another tenant; however, the new lease is not expected to commence until late 2025.

Minneapolis

NOI decreased primarily due to the expiration of the leases associated with the sole tenants at two projects: 9320 Excelsior Boulevard, and One and Two Meridian. Both projects have been designated as redevelopment assets during the first half of 2024.

Boston

NOI increased due to a tenant's expansion at our 5 & 15 Wayside Road building in the latter half of 2023 as compared to the first six months of the prior year.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO are presented below (in thousands except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024	June 30, 2023
GAAP net loss applicable to common stock	$(9,809)		$(1,988)	$(37,572)	$(3,355)
Depreciation of real estate assets	38,471		36,200	77,057	71,890
Amortization of lease-related costs	18,089		21,323	36,201	43,344
Impairment charges	—		—	18,432	—
NAREIT FFO applicable to common stock	$46,751		$55,535	$94,118	$111,879
Adjustments:
Loss on early extinguishment of debt	—		—	386	—
Core FFO applicable to common stock	$46,751	(1)	$55,535	$94,504	$111,879
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,139		1,312	2,347	2,551
Depreciation of non real estate assets	331		264	603	361
Straight-line effects of lease revenue	(2,084)		(2,755)	(4,339)	(5,942)
Stock-based compensation adjustments	2,061		2,095	3,087	2,278
Amortization of lease-related intangibles	(2,549)		(3,119)	(5,205)	(6,531)
Non-incremental capital expenditures (2)	(17,891)		(8,888)	(38,498)	(23,360)
AFFO applicable to common stock	$27,758		$44,444	$52,499	$81,236
Weighted-average shares outstanding – diluted (3)	124,796		123,749	124,501	123,696
NAREIT and Core FFO per share (diluted)	$0.37	(1)	$0.45	$0.76	$0.90

(1)Core FFO was $0.37 per diluted share for the three months ended June 30, 2024, as compared to $0.45 per diluted share for the three months ended June 30, 2023. Approximately $0.06 of the decrease is due to increased interest expense, net of interest income, with the remaining decrease attributable to a combination of the sale of One Lincoln Park during the first quarter of 2024, as well as the expiration of two large leases during the six months ended June 30, 2024.
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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three and six months ended June 30, 2024 and 2023, respectively, as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2024 and 2023, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss applicable to Piedmont (GAAP basis)	$(9,809)	$(1,988)	$(9,809)	$(1,988)

Net income applicable to noncontrolling interest	2	3	2	3
Interest expense	29,569	23,389	29,569	23,389
Depreciation	38,802	36,464	38,802	36,464
Amortization	18,089	21,323	18,089	21,323
Depreciation and amortization attributable to noncontrolling interests	20	21	20	21

EBITDAre(1) & Core EBITDA(2)	76,673	79,212	76,673	79,212
General & administrative expenses	8,352	7,279	8,352	7,279
Management fee revenue (3)	(256)	(254)	(256)	(254)
Other income	(220)	(1,571)	(220)	(1,571)
Straight-line rent effects of lease revenue	(2,084)	(2,755)
Straight line effects of lease revenue attributable to noncontrolling interests	—	(1)
Amortization of lease-related intangibles	(2,549)	(3,119)

Property NOI	79,916	78,791	84,549	84,666

Net operating income from:
Dispositions (4)	(17)	(821)	(17)	(823)
Other investments (5)	(451)	(2,803)	(530)	(2,847)

Same Store NOI	$79,448	$75,167	$84,002	$80,996

Change period over period in Same Store NOI	5.7%	N/A	3.7%	N/A

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
(4)Dispositions include One Lincoln Park in Dallas, Texas, sold in the first quarter of 2024.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as One and Two Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2024 and 2023 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss applicable to Piedmont (GAAP)	$(37,572)	$(3,355)	$(37,572)	$(3,355)

Net income applicable to noncontrolling interest	4	6	4	6
Interest expense	59,283	45,466	59,283	45,466
Depreciation	77,660	72,251	77,660	72,251
Amortization	36,201	43,344	36,201	43,344
Depreciation and amortization attributable to noncontrolling interests	40	41	40	41
Impairment charges	18,432	—	18,432	—

EBITDAre(1)	154,048	157,753	154,048	157,753
Loss on early extinguishment of debt	386	—	386	—

Core EBITDA(2)	154,434	157,753	154,434	157,753
General & administrative expenses	15,964	14,970	15,964	14,970
Management fee revenue (3)	(252)	(546)	(252)	(546)
Other income	(391)	(3,012)	(391)	(3,012)
Reversal of non-cash general reserve for uncollectible accounts	—	(400)
Straight-line effects of lease revenue	(4,339)	(5,942)
Straight line effects of lease revenue attributable to noncontrolling interests	—	(6)
Amortization of lease-related intangibles	(5,205)	(6,531)

Property NOI	160,211	156,286	169,755	169,165

Net operating (income)/loss from:
Dispositions (4)	(1,157)	(1,383)	(1,481)	(1,737)
Other investments (5)	(1,653)	(5,615)	(1,817)	(5,609)

Same Store NOI	$157,401	$149,288	$166,457	$161,819

Change period over period in Same Store NOI	5.4%	N/A	2.9%	N/A

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
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of the The Exchange in Orlando, Florida, as well as One and Two Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of June 30, 2024, our average lease was approximately 14,000 square feet with over six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

The leased percentage of our in-service portfolio increased slightly to 87.3% leased as of June 30, 2024, as compared to 87.1% leased as of December 31, 2023. During the six months ended June 30, 2024, we completed over 1.5 million square feet of leasing, including approximately 730,000 square feet of new tenant leases which increased our in-service leased percentage, despite the sale of the One Lincoln Park building during the first quarter of 2024. Scheduled lease expirations for the portfolio for the rest of 2024 are low, representing approximately 3.4% of our ALR, some portion of which may renew. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of June 30, 2024, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and One and Two Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2024, we had approximately 1.6 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $51 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As mentioned above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended June 30, 2024, we experienced an 15.2% and 23.0% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended June 30, 2024, Same Store NOI increased by 5.7% and 3.7% on a cash and accrual basis, respectively, as compared to the same period in the prior year, as newly commenced leases or those with expiring abatements outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the six months ended June 30, 2024.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of June 30, 2024, our potential for exposure to market risk includes interest rate fluctuations in connection with $120 million of the $200 Million 2024 Unsecured Term Loan. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of June 30, 2024, other than the variable rate facility mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.2 billion and $2.0 billion as of June 30, 2024 and December 31, 2023, respectively. Our interest rate swap agreements in place as of June 30, 2024 carried a notional amount totaling $330 million with a weighted-average fixed interest rate of 4.96%, and our interest swap agreements as of December 31, 2023 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 4.79%.

As of June 30, 2024, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $2.1 billion has an average effective interest rate of approximately 6.04% per annum with expirations ranging from 2025 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2024 our $600 Million Unsecured 2022 Line of Credit had no amounts outstanding. As such, our only outstanding debt subject to a variable interest rate is $120 million of the $200 Million Unsecured 2024 Term Loan, through the maturity of the interest rate swap agreements in January 2026. The current stated interest rate spread on the $120 million is Adjusted SOFR plus 1.30% per annum (based on our current corporate credit rating), which, as of June 30, 2024, resulted in a total interest rate of 6.71%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2024 would increase interest expense approximately $1.2 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a)There were no unregistered sales of equity securities during the second quarter of 2024.
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
4.1
Supplemental Indenture, dated as of June 25, 2024, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 25, 2024).

4.2	Form of 6.875% Senior Notes due 2029 (incorporated by reference and included in Exhibit 4.2 to the Company's Current Report on Form 8-K, filed June 25, 2024).

10.1
Amendment No. 1 to Term Loan Agreement, dated May 6, 2024, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, Truist Bank, as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 7, 2024).

10.2
Amendment No. 4 to Term Loan Agreement, dated May 6, 2024, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 7, 2024).

10.3
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated May 6, 2024, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 7, 2024).

10.4	Amendment No. 1 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed with the Commission on March 14, 2024).

10.5
Amendment No. 2 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A of Registrant’s Supplement to Proxy Statement filed with the Commission on April 10, 2024).

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	July 31, 2024	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)