Form 10-Q
period 2024-09-30
Piedmont Office Realty Trust, Inc.
filed 2024-10-24
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 23, 2024:
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2023. Piedmont’s results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$552,744	$559,384
Buildings and improvements, less accumulated depreciation of $1,116,169 and $1,039,136 as of September 30, 2024 and December 31, 2023, respectively	2,699,779	2,749,113
Intangible lease assets, less accumulated amortization of $80,620 and $88,066 as of September 30, 2024 and December 31, 2023, respectively	65,385	82,588
Construction in progress	143,966	85,239
Real estate assets held for sale, net	—	36,203
Total real estate assets	3,461,874	3,512,527
Cash and cash equivalents	133,624	825
Tenant receivables	6,963	7,915
Straight-line rent receivables	189,904	182,856
Restricted cash and escrows	3,343	3,381
Prepaid expenses and other assets	26,455	27,559
Goodwill	53,491	53,491
Interest rate swaps	992	3,032
Deferred lease costs, less accumulated amortization of $206,814 and $223,248 as of September 30, 2024 and December 31, 2023, respectively	261,571	262,283
Other assets held for sale, net	—	3,213
Total assets	$4,138,217	$4,057,082
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $21,393 and $15,437 as of September 30, 2024 and December 31, 2023, respectively	$2,028,607	$1,858,717
Secured debt	193,300	195,879
Accounts payable, accrued expenses and accrued capital expenditures	150,648	131,516
Dividends payable	—	15,143
Deferred income	99,294	89,930
Intangible lease liabilities, less accumulated amortization of $33,322 and $35,811 as of September 30, 2024 and December 31, 2023, respectively	35,165	42,925
Interest rate swaps	1,035	—
Total liabilities	2,508,049	2,334,110
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2024 or December 31, 2023	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,999,948 and 123,715,298 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,240	1,237
Additional paid-in capital	3,721,423	3,716,742
Cumulative distributions in excess of earnings	(2,082,716)	(1,987,147)
Accumulated other comprehensive loss	(11,314)	(9,418)
Piedmont stockholders’ equity	1,628,633	1,721,414
Noncontrolling interest	1,535	1,558
Total stockholders’ equity	1,630,168	1,722,972
Total liabilities and stockholders’ equity	$4,138,217	$4,057,082
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental and tenant reimbursement revenue	$132,832	$141,534	$408,583	$415,866
Property management fee revenue	896	396	1,535	1,340
Other property related income	5,565	5,056	16,975	15,219
	139,293	146,986	427,093	432,425
Expenses:
Property operating costs	57,510	59,847	175,519	176,006
Depreciation	39,000	38,150	116,683	110,422
Amortization	17,067	20,160	53,284	63,524
Impairment charges	—	10,957	18,432	10,957
General and administrative	6,809	7,043	22,773	22,013
	120,386	136,157	386,691	382,922
Other income (expense):
Interest expense	(32,072)	(27,361)	(91,355)	(72,827)
Other income	2,091	351	2,697	3,794
Loss on early extinguishment of debt	—	(820)	(386)	(820)
Loss on sale of real estate assets	(445)	—	(445)	—
	(30,426)	(27,830)	(89,489)	(69,853)
Net loss	(11,519)	(17,001)	(49,087)	(20,350)
Net income applicable to noncontrolling interest	—	(1)	(4)	(7)
Net loss applicable to Piedmont	$(11,519)	$(17,002)	$(49,091)	$(20,357)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.09)	$(0.14)	$(0.40)	$(0.16)
Weighted-average common shares outstanding – basic and diluted	123,999,948	123,696,475	123,917,991	123,639,797
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023

Net loss applicable to Piedmont		$(11,519)		$(17,002)		$(49,091)		$(20,357)
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(2,091)		1,248		1,168		4,270
Minus: Reclassification of net gain included in net loss (See Note 4)	(1,043)		(989)		(3,064)		(2,309)
Other comprehensive income/(loss)		(3,134)		259		(1,896)		1,961
Comprehensive loss applicable to Piedmont		$(14,653)		$(16,743)		$(50,987)		$(18,396)

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	123,995	$1,240	$3,719,419	$(2,055,697)	$(8,180)	$1,542	$1,658,324
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,500)	—	(7)	(15,507)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	5	—	2,004	—	—	—	2,004
Net loss applicable to Piedmont	—	—	—	(11,519)	—	—	(11,519)
Other comprehensive loss	—	—	—	—	(3,134)	—	(3,134)
Balance, September 30, 2024	124,000	$1,240	$3,721,423	$(2,082,716)	$(11,314)	$1,535	$1,630,168

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2023	123,692	$1,237	$3,712,688	$(1,911,188)	$(6,977)	$1,574	$1,797,334
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,462)	—	(6)	(15,468)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	4	—	1,941	—	—	—	1,941
Net income applicable to noncontrolling interest	—	—	—	—	—	1	1
Net loss applicable to Piedmont	—	—	—	(17,002)	—	—	(17,002)
Other comprehensive income	—	—	—	—	259	—	259
Balance, September 30, 2023	123,696	$1,237	$3,714,629	$(1,943,652)	$(6,718)	$1,569	$1,767,065

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972
Costs of issuance of common stock	—	—	(89)	—	—	—	(89)
Dividends to common stockholders ($0.375 per share) and stockholders of subsidiaries	—	—	—	(46,478)	—	(27)	(46,505)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	285	3	4,770	—	—	—	4,773
Net income applicable to noncontrolling interest	—	—	—	—	—	4	4
Net loss applicable to Piedmont	—	—	—	(49,091)	—	—	(49,091)
Other comprehensive loss	—	—	—	—	(1,896)	—	(1,896)
Balance, September 30, 2024	124,000	$1,240	$3,721,423	$(2,082,716)	$(11,314)	$1,535	$1,630,168

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.545 per share) and stockholders of subsidiaries	—	—	—	(67,402)	—	(26)	(67,428)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	256	3	3,624	—	—	—	3,627
Net income applicable to noncontrolling interest	—	—	—	—	—	7	7
Net loss applicable to Piedmont	—	—	—	(20,357)	—	—	(20,357)
Other comprehensive income	—	—	—	—	1,961	—	1,961
Balance, September 30, 2023	123,696	$1,237	$3,714,629	$(1,943,652)	$(6,718)	$1,569	$1,767,065

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(49,087)	$(20,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	116,683	110,422
Amortization of debt issuance costs inclusive of settled interest rate swaps	4,858	4,263
Other amortization	49,006	55,897
Impairment charges	18,432	10,957
Loss on early extinguishment of debt	386	287
Reversal of general reserve for uncollectible accounts	—	(1,000)
Stock compensation expense	6,267	6,029
Loss on sale of real estate assets	445	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(9,385)	(13,015)
Decrease/(increase) in prepaid expenses and other assets	894	(8,789)
Increase in accounts payable and accrued expenses	1,621	16,606
Decrease in deferred income	(7,049)	(776)
Net cash provided by operating activities	133,071	160,531
Cash Flows from Investing Activities:
Capitalized expenditures	(139,986)	(113,392)
Net sales proceeds from wholly-owned properties	74,892	—
Deferred lease costs paid	(35,466)	(23,603)
Net cash used in investing activities	(100,560)	(136,995)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(2,225)	(1,720)
Proceeds from debt	918,972	1,112,203
Repayments of debt	(753,733)	(1,048,125)
Costs of issuance of common stock	(89)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(1,027)	(1,681)
Dividends paid	(61,648)	(92,786)
Net cash provided by/(used in) financing activities	100,250	(32,109)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	132,761	(8,573)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	4,206	19,600
Cash, cash equivalents, and restricted cash and escrows, end of period	$136,967	$11,027

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

As of September 30, 2024, Piedmont owned and operated a portfolio comprised of 30 in-service projects and three redevelopment projects. The in-service office projects total approximately 15.3 million square feet (unaudited) of primarily Class A office space and were 88.8% leased as of September 30, 2024.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed payments	$109,393	$115,250	$334,287	$340,048
Variable payments	23,439	26,284	74,296	75,818
Total Rental and Tenant Reimbursement Revenue	$132,832	$141,534	$408,583	$415,866

Piedmont is a lessee of office space in one building owned by a third party. Piedmont's right of use asset and corresponding lease liability under the lease was approximately $15,000 and $100,000 as of September 30, 2024 and December 31, 2023, respectively. The right of use asset is recorded as a component of prepaid expenses and other assets, whereas the corresponding liability is presented as a component of accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. For both the three and nine months ended September 30, 2024 and 2023, Piedmont recognized approximately $20,000 and $60,000, respectively, of operating lease costs related to its office space lease. As of September 30, 2024, the remaining lease term of Piedmont's right of use asset is approximately 2 months, and the discount rate is 3.86%.

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

3.    Debt

During the nine months ended September 30, 2024, Piedmont OP issued $400 million in aggregate principal amount of 6.875% senior notes (the “$400 Million Unsecured Senior Notes”), which mature on July 15, 2029. Upon issuance of the $400 Million Unsecured Senior Notes, Piedmont OP received net proceeds of $396 million, reflecting a discount of approximately $4 million which will be amortized to interest expense over the 5-year term of the $400 Million Unsecured Senior Notes using the effective interest method. The $400 Million Unsecured Senior Notes are fully and unconditionally guaranteed by Piedmont. Interest on the $400 Million Unsecured Senior Notes is payable semi-annually on January 15 and July 15 of each year commencing January 15, 2025, and is subject to adjustment if the credit rating on the $400 Million Unsecured Notes falls below investment grade, as defined in the credit agreement.

The $400 Million Unsecured Senior Notes are subject to certain typical covenants that, subject to certain exceptions, include (a) a limitation on the ability of Piedmont and Piedmont OP to, among other things, incur additional secured and unsecured indebtedness; (b) a limitation on the ability of Piedmont and Piedmont OP to merge, consolidate, sell, lease or otherwise dispose of their properties and assets substantially as an entirety; and (c) a requirement that Piedmont maintain a pool of unencumbered assets.

The net proceeds from the $400 Million Unsecured Senior Notes were used to repay the balance outstanding under Piedmont's $600 Million Unsecured 2022 Line of Credit and the remaining $25 million outstanding on its $215 Million Unsecured 2023 Term Loan (see discussion below). Piedmont intends to use the remaining proceeds from the $400 Million Unsecured Senior Notes, along with any sales proceeds from any potential property dispositions and Piedmont's available bank credit, to repay the $250 Million Unsecured 2018 Term Loan that matures in March of 2025.

Also, during the nine months ended September 30, 2024, Piedmont OP entered into a new $200 Million Unsecured 2024 Term Loan and used the net proceeds, along with its $600 Million Unsecured 2022 Line of Credit, to repay the remaining $100 million balance on the $200 Million Unsecured 2022 Term Loan Facility and $190 million of the $215 Million Unsecured 2023 Term Loan, resulting in a loss on early extinguishment of debt of approximately $0.4 million related to unamortized financing costs. The remaining $25 million of the $215 Million Unsecured 2023 Term Loan was extended and ultimately paid off with the proceeds of the aforementioned $400 Million Unsecured Senior Notes.

The term of the $200 Million Unsecured 2024 Term Loan is three years, with a maturity date of January 29, 2027. Piedmont may prepay the loan in whole or in part, at any time without premium or penalty. The stated interest rate spread over Adjusted SOFR can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. During any period that either Piedmont or Piedmont OP has received credit ratings from two different credit rating agencies that are not equivalent, the credit rating shall be determined as the higher of the two credit ratings. As of September 30, 2024, the applicable interest rate spread on the loan was 1.30%, and the effective rate was 5.41%.

The $200 Million Unsecured 2024 Term Loan has certain financial covenants that require, among other things, the maintenance of an unencumbered interest rate coverage ratio of at least 1.75, an unencumbered leverage ratio of at least 1.60, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 0.60, and a secured debt ratio of no more than 0.40.

Finally, during the nine months ended September 30, 2024, Piedmont repaid the remaining $50.2 million balance of the $400 Million Unsecured Senior Notes due 2024 with proceeds from the disposition of the One Lincoln Park building (see Note 8 below).

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of September 30, 2024 and December 31, 2023 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							September 30, 2024	December 31, 2023
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$193,300	$195,879
Subtotal							193,300	195,879
Unsecured (Variable and Fixed)
$400 Million Unsecured Senior Notes due 2024	4.45%		4.10%		3/15/2024		—	50,154
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.25%	(3)	6.70%		12/16/2024		—	100,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.30%	(3)	6.71%		1/31/2025		—	215,000
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%	(3)	4.79%		3/31/2025	(4)	250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.04%	(3)	5.97%	(5)	6/30/2026	(6)	—	59,000
$200 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(3)	5.41%	(7)	1/29/2027		200,000	—
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		600,000	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	—
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
Unamortized discounts and debt issuance costs							(21,393)	(15,437)
Subtotal/Weighted Average			6.19%				$2,028,607	$1,858,717
Total/Weighted Average			6.01%				$2,221,907	$2,054,596

(1)All of Piedmont’s outstanding debt as of September 30, 2024 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)The all-in stated interest rates for the SOFR selections are comprised of the relevant adjusted SOFR rate (calculated as the base SOFR interest rate plus a fixed adjustment of 0.10%) and is subject to an additional spread over the selected rate based on Piedmont’s or Piedmont OP's current credit rating, whichever is higher.
(4)Piedmont currently intends to repay the outstanding balance on debt due within one year with cash on hand and proceeds from potential selective property dispositions, and/or with Piedmont's available bank credit.
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
(7)This term loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix the interest rate on the aggregate principal amount of the term loan to 5.41% through February 1, 2026, assuming no change in Piedmont's or Piedmont OP's credit rating. See Note 4 for disclosures of Piedmont's derivative instruments.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $42.5 million and $24.9 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $105.2 million and $70.0 million for the nine months ended September 30, 2024 and 2023, respectively. Also, Piedmont capitalized interest of approximately $3.4 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $9.2 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of September 30, 2024.

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

During the nine months ended September 30, 2024, Piedmont entered into four interest rate swap agreements to fully hedge the risk of changes in the interest-related cash flows associated with the $200 Million Unsecured 2024 Term Loan (see Note 3 above) through February 1, 2026. All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 16 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2024 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/2/2022	3/31/2025
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	75	12/12/2022	3/31/2025
Interest rate swaps	2	$200 Million Unsecured 2024 Term Loan	80	2/1/2024	2/1/2026
Interest rate swaps	2	$200 Million Unsecured 2024 Term Loan	120	9/3/2024	2/1/2026
Total			$450

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2024 and December 31, 2023, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2024	December 31, 2023
Gross derivative assets	$992	$3,032
Gross derivative liabilities	(1,035)	—
Net derivative asset/(liability)	$(43)	$3,032

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amount of gain/(loss) recognized in OCI	$(2,091)	$1,248	$1,168	$4,270
Amount of previously recorded gain reclassified from OCI into interest expense	$1,043	$989	$3,064	$2,309

Total amount of interest expense presented in the consolidated statements of operations	$(32,072)	$(27,361)	$(91,355)	$(72,827)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$—	$(820)	$(386)	$(820)

Piedmont estimates that approximately $1.3 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.6 million as of September 30, 2024. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024			December 31, 2023
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$133,624	$133,624	Level 1	$825	$825	Level 1
Tenant receivables, net (1)	$6,963	$6,963	Level 1	$7,915	$7,915	Level 1
Restricted cash and escrows (1)	$3,343	$3,343	Level 1	$3,381	$3,381	Level 1
Interest rate swaps	$992	$992	Level 2	$3,032	$3,032	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$17,081	$17,081	Level 1	$49,706	$49,706	Level 1
Interest rate swaps	$1,035	$1,035	Level 2	$—	$—	Level 2
Debt, net	$2,221,907	$2,252,917	Level 2	$2,054,596	$1,953,447	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2024 and December 31, 2023; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2024 and December 31, 2023. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2024 and December 31, 2023, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

During the nine months ended September 30, 2024, management shortened the intended hold period for the 750 West John Carpenter Freeway building located in Irving, Texas and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows associated with the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge of approximately $17.5 million calculated based on the difference between the carrying value of the asset and the estimated fair value. The estimated fair value was determined based on a negotiated potential selling price with an unrelated, third-party. On July 23, 2024, Piedmont completed the sale of the 750 West John Carpenter Freeway building (see Note 8 for further details).

Additionally during the nine months ended September 30, 2024, Piedmont recognized an impairment charge of approximately $0.9 million in conjunction with the sale of One Lincoln Park located in Dallas, Texas. The offer to purchase, contractual negotiations, due diligence, and completion of the sale all occurred during the nine months ended September 30, 2024 (see Note 8 for further details).

During the nine months ended September 30, 2023, Piedmont considered the decline in its stock price to be an indicator of impairment and performed an interim impairment assessment of its goodwill balance. This assessment involved comparing the estimated fair value of each of its reporting units (see Note 12) to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit. Based on its analysis, Piedmont determined that the only reporting unit where the carrying value exceeded the estimated fair value (inclusive of the assigned goodwill balance) as of September 30, 2023 was the Minneapolis reporting unit. Consequently, Piedmont recorded an approximately $11.0 million goodwill impairment charge equal to the goodwill balance that had been assigned to the Minneapolis reporting unit in the accompanying consolidated statement of operations.

The fair value measurements used in the evaluation described above were considered to be Level 3 valuations within the fair value hierarchy as defined by GAAP as the measurements involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are capitalization rates and discount rates for each respective reporting unit. The range of discount rates and the capitalization rates used in the analysis for the Minneapolis reporting unit were 8.50% to 9.25% and 8.50% to 9.00%, respectively.

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2024, Piedmont had two individually significant tenant allowance commitments greater than

$10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three and nine months ended September 30, 2024 or 2023.

8.    Property Dispositions

The following properties were sold during the nine months ended September 30, 2024 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Loss on Sale of Real Estate Assets	Net Sales Proceeds
One Lincoln Park	Dallas, Texas / Dallas	March 20, 2024	$—	$53,308
750 West John Carpenter Freeway	Irving, Texas / Dallas	July 23, 2024	(445)	21,584
Total			$(445)	$74,892

The 750 West John Carpenter Freeway building met the criteria to be presented in the accompanying consolidated balance sheet as held for sale assets as of December 31, 2023. Details of such amounts as of December 31, 2023 are as follows (in thousands):

December 31, 2023
Real estate assets held for sale, net:
Land	$7,860
Building and improvements, less accumulated depreciation of $7,376 as of December 31, 2023	27,616
Construction in progress	727
Total real estate assets held for sale, net	$36,203

Other assets held for sale, net:
Straight-line rent receivables	$983
Prepaid expenses and other assets	908
Deferred lease costs, less accumulated amortization of $666 as of December 31, 2023	1,322
Total other assets held for sale, net	$3,213

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

A roll forward of Piedmont's equity based award activity for the nine months ended September 30, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2023	1,094,297	$11.35
Deferred Stock Awards Granted	644,002	$6.60
Performance Stock Awards Granted	641,985	$7.64
Change in Estimated Potential Share Awards based on TSR Performance	1,419,180	$10.59
Performance Stock Awards Vested	(5,734)	$15.40
Deferred Stock Awards Vested	(436,931)	$10.98
Deferred Stock Awards Forfeited	(17,665)	$11.06
Unvested and Potential Stock Awards as of September 30, 2024	3,339,134	$9.44

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2024 and 2023, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$6.60	$9.60
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$200	$200	$4,801	$5,066

A detail of Piedmont’s outstanding stock awards and programs as of September 30, 2024 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 10, 2022	Deferred Stock Award	145,674	$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2024, and 2025, respectively.	52,131
February 17, 2022	2022-2024 Performance Share Program	—	$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	182,905	(2)
February 13, 2023	Deferred Stock Award	347,945	$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	205,841
February 23, 2023	2023-2025 Performance Share Program	—	$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	679,692	(2)
February 23, 2023	Deferred Stock Award	372,394	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	290,593
February 20, 2024	Deferred Stock Award	557,674	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	557,674
February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,283,970	(2)
May 7, 2024	Deferred Stock Award-Board of Directors	86,328	$6.95	Of the shares granted, 100% will vest on the earlier of the 2025 Annual Meeting or May 7, 2025.	86,328
Total					3,339,134

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2024.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2024. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended September 30, 2024 and 2023, Piedmont recognized approximately $2.2 million and $2.1 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the nine months ended September 30, 2024 and 2023, Piedmont recognized approximately $6.3 million and $6.0 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the nine months ended September 30, 2024, 284,650 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of September 30, 2024, approximately $14.1 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately 1.5 years.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2024 and 2023 (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Tenant improvements funded by tenants	$16,896	$30,790
Accrued capital expenditures and deferred lease costs	$42,434	$17,458
Change in accrued dividends	$(15,143)	$(25,358)
Change in accrued deferred financing costs	$(232)	$(32)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, to the consolidated balance sheets for the respective period (in thousands):

	2024	2023
Cash and cash equivalents, beginning of period	$825	$16,536
Restricted cash and escrows, beginning of period	3,381	3,064
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$4,206	$19,600

Cash and cash equivalents, end of period	$133,624	$5,044
Restricted cash and escrows, end of period	3,343	5,983
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$136,967	$11,027

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

11.    Earnings Per Share

As Piedmont recognized a net loss for both the three and nine months ended September 30, 2024 and 2023, earnings per share is computed using basic weighted-average common shares outstanding.

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's CODM, as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of September 30, 2024, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based lease revenue and other property related income included in NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Atlanta	$41,491	$40,433	$126,601	$119,860
Dallas	26,135	28,619	81,658	84,680
Orlando	14,302	15,234	44,657	46,112
Northern Virginia/Washington, D.C.	14,313	15,251	45,036	45,029
Minneapolis	11,532	16,700	37,173	47,125
New York	14,040	13,940	41,350	40,674
Boston	11,607	10,875	34,045	31,642
Total reportable segments	133,420	141,052	410,520	415,122
Other	5,873	5,934	16,573	17,303
Total Revenues	$139,293	$146,986	$427,093	$432,425

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Atlanta	$27,661	$25,965	$81,563	$77,247
Dallas	15,366	16,334	47,411	47,313
Orlando	7,456	8,895	24,525	27,446
Northern Virginia/Washington, D.C.	8,021	9,183	26,700	27,156
Minneapolis	5,149	9,166	17,661	25,622
New York	7,433	7,565	22,427	22,286
Boston	7,024	6,422	21,352	19,213
Total reportable segments	78,110	83,530	241,639	246,283
Other	3,067	3,544	9,294	9,956
Total NOI	$81,177	$87,074	$250,933	$256,239

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss applicable to Piedmont	$(11,519)	$(17,002)	$(49,091)	$(20,357)
Management fee revenue (1)	(714)	(210)	(965)	(756)
Depreciation and amortization	56,067	58,311	169,968	173,946
Impairment charges	—	10,957	18,432	10,957
General and administrative expenses	6,809	7,043	22,773	22,013
Interest expense	32,072	27,361	91,355	72,827
Other income	(1,983)	(207)	(2,374)	(3,218)
Loss on early extinguishment of debt	—	820	386	820
Loss on sale of real estate assets	445	—	445	—
Net income applicable to noncontrolling interest	—	1	4	7
Total NOI	$81,177	$87,074	$250,933	$256,239

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

13.    Subsequent Event

Fourth Quarter Dividend Declaration

On October 23, 2024, the board of directors of Piedmont declared a dividend for the fourth quarter of 2024 in the amount of $0.125 per common share outstanding to stockholders of record as of the close of business on November 22, 2024. Such dividend will be paid on January 2, 2025.

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the potential disposition of select properties, and our available bank credit as our primary sources of immediate liquidity, including to repay the $250 Million Unsecured 2018 Term Loan which is scheduled to mature in March of 2025. Other than the $250 Million Unsecured 2018 Term Loan, we currently have no other final debt maturities until 2027. We believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the nine months ended September 30, 2024 and 2023 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Capital expenditures for redevelopment/renovations	$62,898	$39,938
Other capital expenditures, including building and tenant improvements	77,088	73,454
Total capital expenditures (1)	$139,986	$113,392

(1)Of the total amounts paid, approximately $13.4 million and $7.1 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the nine months ended September 30, 2024 and 2023, respectively.

"Capital expenditures for redevelopment/renovations" during both the nine months ended September 30, 2024 and 2023 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings, including: Galleria Towers in Dallas, Texas; The Exchange in Orlando, Florida; 999 Peachtree Street and Galleria on the Park in Atlanta, Georgia, and Meridian in suburban Minneapolis, Minnesota, among others, most of which are anticipated to be completed during 2024.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the nine months ended September 30, 2024, we committed to spend approximately $5.71 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $6.20 (net of expired lease commitments) for the nine months ended September 30, 2023. As of September 30, 2024, we had two individually significant unrecorded tenant allowance commitments greater than $10 million.

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

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended September 30, 2024 was approximately $11.5 million, or $0.09 per diluted share, as compared with net loss applicable to common stockholders of $17.0 million, or $0.14 per diluted share, for the three months ended September 30, 2023. The primary driver of the $5.5 million decrease in net loss was the non-recurrence of an approximately $11.0 million impairment charge recognized during the third quarter of 2023. This decrease was partially offset by increased interest expense, net of interest income, as compared to the third quarter of 2023, as well as the sale of two properties and the expiration of two large leases during 2024.

Comparison of the three months ended September 30, 2024 versus the three months ended September 30, 2023

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively, as well as each balance as a percentage of total revenues for the same periods presented (dollars in millions):

	September 30, 2024	% of Revenues	September 30, 2023	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$132.8		$141.5		$(8.7)
Property management fee revenue	0.9		0.4		0.5
Other property related income	5.6		5.1		0.5
Total revenues	139.3	100%	147.0	100%	(7.7)
Expense:
Property operating costs	57.5	41%	59.8	40%	(2.3)
Depreciation	39.0	28%	38.2	26%	0.8
Amortization	17.1	12%	20.2	14%	(3.1)
Impairment charges	—	—%	11.0	7%	(11.0)
General and administrative	6.8	5%	7.0	5%	(0.2)
	120.4		136.2		(15.8)
Other income (expense):
Interest expense	(32.1)	23%	(27.4)	19%	(4.7)
Other income	2.1	1%	0.4	—%	1.7
Loss on early extinguishment of debt	—	—%	(0.8)	1%	0.8
Loss on sale of real estate assets	(0.4)	—%	—	—%	(0.4)
Net loss	$(11.5)	(8)%	$(17.0)	(12)%	$5.5

Revenue

Rental and tenant reimbursement revenue decreased approximately $8.7 million for the three months ended September 30, 2024, as compared to the same period in the prior year. The decrease was primarily due to lost revenues during the downtime between certain large tenant expirations and the commencement or abatement expiration associated with recently executed leases, as well as the dispositions of One Lincoln Park and 750 West John Carpenter Freeway in 2024. The impact of these decreases is partially offset by the roll up of rental rates and new leases commencing during the twelve months ended September 30, 2024.

Property management fee revenue increased approximately $0.5 million for the three months ended September 30, 2024, as compared to the same period in the prior year due to an increase in the rate associated with our largest third-party property management agreement. This agreement was terminated in August 2024; therefore, property management fee revenue is expected to decrease in future periods.

Expense

Property operating costs decreased approximately $2.3 million for the three months ended September 30, 2024 as compared to the same period in the prior year. The decrease was primarily due to lower property tax expense due to lower tax assessments and successful appeals, as well as property dispositions during 2024 (as discussed above). These decreases were partially offset by higher recoverable operating expenses such as utilities, security, repairs and maintenance and other general expenses as tenant utilization and the overall leased percentage of our portfolio increased during the twelve months ended September 30, 2024.

Amortization expense decreased approximately $3.1 million for the three months ended September 30, 2024 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to July 1, 2023.

During the three months ended September 30, 2023, we reduced the carrying amount of goodwill for the Minneapolis reporting unit resulting in the recognition of a non-cash impairment charge of approximately $11.0 million. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $4.7 million for the three months ended September 30, 2024, as compared to the same period in the prior year primarily driven by increased interest rates on floating-rate debt during the twelve months ended September 30, 2024, as well as refinancing $1.2 billion of maturing debt at higher rates during the latter half of 2023 and first half of 2024. The increase was partially offset by a $1.5 million increase in capitalized interest associated with various redevelopment projects in progress during the three months ended September 30, 2024.

Other income increased approximately $1.7 million for the three months ended September 30, 2024 as compared to the same period in the prior year due to interest income earned on a portion of cash received from the $400 Million Unsecured Senior Notes due 2029 being invested and anticipated to be used to partially fund the repayment of the $250 Million Unsecured 2018 Term Loan in March 2025.

Comparison of the nine months ended September 30, 2024 versus the nine months ended September 30, 2023

The following table sets forth selected data from our consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	September 30, 2024	% of Revenues	September 30, 2023	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$408.6		$415.8		$(7.2)
Property management fee revenue	1.5		1.3		0.2
Other property related income	17.0		15.2		1.8
Total revenues	427.1	100%	432.3	100%	(5.2)
Expense:
Property operating costs	175.5	41%	176.0	41%	(0.5)
Depreciation	116.7	27%	110.4	25%	6.3
Amortization	53.3	13%	63.5	15%	(10.2)
Impairment charges	18.4	4%	11.0	3%	7.4
General and administrative	22.8	6%	22.0	5%	0.8
	386.7		382.9		3.8
Other income (expense):
Interest expense	(91.4)	21%	(72.8)	17%	(18.6)
Other income	2.7	1%	3.8	1%	(1.1)
Loss on early extinguishment of debt	(0.4)	—%	(0.8)	—%	0.4
Loss on sale of real estate assets	(0.4)	—%	—	—%	(0.4)
Net loss	$(49.1)	(11)%	$(20.4)	(5)%	$(28.7)

Revenue

Rental and tenant reimbursement revenue decreased approximately $7.2 million for the nine months ended September 30, 2024 as compared to the same period in the prior year. The decrease was primarily due to lost revenues during the downtime between certain large tenant expirations and the commencement or abatement expiration associated with recently executed leases, as well as the dispositions of One Lincoln Park and 750 West John Carpenter Freeway in 2024. The impact of these decreases is partially offset by the roll up of rental rates and new leases commencing during the twelve months ended September 30, 2024.

Property management fee revenue increased approximately $0.2 million for the nine months ended September 30, 2024, as compared to the same period in the prior year due to an increase in the rate associated with our largest third-party property management agreement. This agreement was terminated in September 2024; therefore, property management fee revenue is expected to decrease in future periods.

Other property related income increased approximately $1.8 million for the nine months ended September 30, 2024 as compared to the same period in the prior year primarily due to increased occupancy and utilization at our properties and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Depreciation expense increased approximately $6.3 million for the nine months ended September 30, 2024 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2023.

Amortization expense decreased approximately $10.2 million for the nine months ended September 30, 2024 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2023.

During the nine months ended September 30, 2024, we recognized a non-cash impairment charge of approximately $18.4 million primarily related to shortening the projected hold period for one property. During the nine months ended September 30, 2023, we reduced the carrying amount of goodwill resulting in the recognition of a non-cash impairment charge of approximately $11.0 million. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $18.6 million for the nine months ended September 30, 2024 as compared to the same period in the prior year primarily driven by increased interest rates on floating-rate debt during the twelve months ended September 30, 2024 as well as refinancing $1.2 billion of maturing debt at higher rates during the latter half of 2023 and first half of 2024. The increase was partially offset by a $4.7 million increase in capitalized interest associated with various redevelopment projects in progress during the nine months ended September 30, 2024.

Other income decreased approximately $1.1 million for the nine months ended September 30, 2024 as compared to the same period in the prior year due to lower average invested cash balances in the current period.

Issuer and Guarantor Financial Information

As of September 30, 2024, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.6 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of September 30, 2024	As of December 31, 2023

Due from non-guarantor subsidiary	$900	$900
Total assets	$411,019	$285,116
Total liabilities	$2,073,131	$1,926,434

		For the Nine Months Ended September 30, 2024
Total revenues		$35,114
Net loss		$(83,669)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of September 30, 2024, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Atlanta	$27,661	$25,965	$81,563	$77,247
Dallas	15,366	16,334	47,411	47,313
Orlando	7,456	8,895	24,525	27,446
Northern Virginia/Washington, D.C.	8,021	9,183	26,700	27,156
Minneapolis	5,149	9,166	17,661	25,622
New York	7,433	7,565	22,427	22,286
Boston	7,024	6,422	21,352	19,213
Total reportable segments	78,110	83,530	241,639	246,283
Other	3,067	3,544	9,294	9,956
Total NOI	$81,177	$87,074	$250,933	$256,239

Comparison of the Nine Months Ended September 30, 2024 Versus the Nine Months Ended September 30, 2023

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park and 999 Peachtree Street projects during the nine months ended September 30, 2024 as compared to the same period in the prior year.

Orlando

NOI decreased primarily due to the expiration of the lease associated with the sole tenant at 501 West Church. The entire building has been re-leased to another tenant; however, the new lease is not expected to commence until late 2025.

Minneapolis

NOI decreased primarily due to the expiration of the leases associated with the sole tenants at two projects: 9320 Excelsior Boulevard and Meridian. Both projects have been designated as redevelopment assets during the nine months ended September 30, 2024.

Boston

NOI increased during the nine months ended September 30, 2024 as compared to the prior year due to a tenant's expansion at our 5 & 15 Wayside Road building in the latter half of 2023.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three and nine months ended September 30, 2024 and 2023 are presented below (in thousands except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2024		September 30, 2023	September 30, 2024	September 30, 2023
GAAP net loss applicable to common stock	$(11,519)		$(17,002)	$(49,091)	$(20,357)
Depreciation of real estate assets	38,642		37,790	115,699	109,680
Amortization of lease-related costs	17,059		20,151	53,260	63,495
Impairment charges	—		10,957	18,432	10,957
Loss on sale of real estate assets	445		—	445	—
NAREIT FFO applicable to common stock	44,627		51,896	138,745	163,775
Adjustments:
Loss on early extinguishment of debt	—		820	386	820
Core FFO applicable to common stock	44,627	(1)	52,716	139,131	164,595
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,332		1,410	3,679	3,961
Depreciation of non real estate assets	347		350	950	711
Straight-line effects of lease revenue	(1,993)		(418)	(6,332)	(6,360)
Stock-based compensation adjustments	2,153		2,070	5,240	4,348
Amortization of lease-related intangibles	(2,463)		(4,479)	(7,668)	(11,010)
Non-incremental capital expenditures (2)	(14,934)		(11,710)	(53,432)	(35,070)
AFFO applicable to common stock	$29,069		$39,939	$81,568	$121,175
Weighted-average shares outstanding – diluted (3)	125,675		123,781	125,087	123,689
NAREIT FFO per share (diluted)	$0.36		$0.42	$1.11	$1.32
Core FFO per share (diluted)	$0.36	(1)	$0.43	$1.11	$1.33

(1)Core FFO was $0.36 per diluted share for the three months ended September 30, 2024, as compared to $0.43 per diluted share for the three months ended September 30, 2023. Approximately $0.03 of the decrease is due to increased interest expense, net of interest income, with the remaining decrease attributable to a combination of the sale of One Lincoln Park during the first quarter of 2024, the sale of 750 West John Carpenter Freeway during the second quarter of 2024, as well as the expiration of two large leases during the nine months ended September 30, 2024.
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
(3)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three and nine months ended September 30, 2024 and 2023, respectively, as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2024 and 2023, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss applicable to Piedmont (GAAP basis)	$(11,519)	$(17,002)	$(11,519)	$(17,002)

Net income applicable to noncontrolling interest	—	1	—	1
Interest expense	32,072	27,361	32,072	27,361
Depreciation	38,988	38,140	38,988	38,140
Amortization	17,059	20,151	17,059	20,151
Depreciation and amortization attributable to noncontrolling interests	20	20	20	20
Goodwill impairment charge	—	10,957	—	10,957
Loss on sale of real estate assets	445	—	445	—

EBITDAre(1)	77,065	79,628	77,065	79,628
Loss on early extinguishment of debt	—	820	—	820

Core EBITDA(2)	77,065	80,448	77,065	80,448
General & administrative expenses	6,809	7,043	6,809	7,043
Management fee revenue (3)	(714)	(210)	(714)	(210)
Other income	(1,983)	(207)	(1,983)	(207)
Reversal of non-cash general reserve for uncollectible accounts	—	(600)
Straight-line rent effects of lease revenue	(1,993)	(418)
Straight line effects of lease revenue attributable to noncontrolling interests	1	(2)
Amortization of lease-related intangibles	(2,463)	(4,479)

Property NOI	76,722	81,575	81,177	87,074

Net operating (income)/loss from:
Dispositions (4)	(141)	(849)	(136)	(855)
Other investments (5)	816	(2,733)	687	(2,778)

Same Store NOI	$77,397	$77,993	$81,728	$83,441

Change period over period in Same Store NOI	(0.8)%	N/A	(2.1)%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current NAREIT definition. NAREIT currently defines EBITDAre as net income (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment charges, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for joint ventures. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment charges, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Dispositions include One Lincoln Park in Dallas, Texas, sold in the first quarter of 2024, and 750 West John Carpenter Freeway in Irving, Texas, sold in the second quarter of 2024.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2024 and 2023 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss applicable to Piedmont (GAAP)	$(49,091)	$(20,357)	$(49,091)	$(20,357)

Net income applicable to noncontrolling interest	4	7	4	7
Interest expense	91,355	72,827	91,355	72,827
Depreciation	116,649	110,391	116,649	110,391
Amortization	53,260	63,495	53,260	63,495
Depreciation and amortization attributable to noncontrolling interests	59	60	59	60
Impairment charges	18,432	10,957	18,432	10,957
Loss on sale of real estate assets	445	—	445	—

EBITDAre(1)	231,113	237,380	231,113	237,380
Loss on early extinguishment of debt	386	820	386	820

Core EBITDA(2)	231,499	238,200	231,499	238,200
General & administrative expenses	22,773	22,013	22,773	22,013
Management fee revenue (3)	(965)	(756)	(965)	(756)
Other income	(2,374)	(3,218)	(2,374)	(3,218)
Reversal of non-cash general reserve for uncollectible accounts	—	(1,000)
Straight-line effects of lease revenue	(6,332)	(6,360)
Straight line effects of lease revenue attributable to noncontrolling interests	—	(7)
Amortization of lease-related intangibles	(7,668)	(11,010)

Property NOI	236,933	237,862	250,933	256,239

Net operating income from:
Dispositions (4)	(1,748)	(2,353)	(2,033)	(3,158)
Other investments (5)	(837)	(8,349)	(1,131)	(8,388)

Same Store NOI	$234,348	$227,160	$247,769	$244,693

Change period over period in Same Store NOI	3.2%	N/A	1.3%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization- Real Estate ("EBITDAre") in accordance with the current NAREIT definition. NAREIT currently defines EBITDAre as net income/(loss) (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment charges, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for joint ventures. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as Net loss (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and removing any impairment charges, gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Dispositions include One Lincoln Park in Dallas, Texas, sold in the first quarter of 2024, and 750 West John Carpenter Freeway in Irving, Texas, sold in the second quarter of 2024.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of September 30, 2024, our average lease was approximately 14,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

The leased percentage of our in-service portfolio increased to 88.8% leased as of September 30, 2024, as compared to 87.1% leased as of December 31, 2023. During the nine months ended September 30, 2024, we completed approximately 2.0 million square feet of leasing, including approximately 938,000 square feet of new tenant leases which contributed to the increase in our in-service leased percentage as compared to December 31, 2023. As of September 30, 2024, scheduled lease expirations for the portfolio for the next twelve months represent less than 9% of our ALR, some portion of which have already renewed. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of September 30, 2024, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2024, we had approximately 1.5 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $48 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended September 30, 2024, we experienced an 4.0% and 8.5% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended September 30, 2024, Same Store NOI decreased by (0.8)% and (2.1)% on a cash and accrual basis, respectively, as compared to the same period in the prior year, due to timing differences between lease expirations and the commencement, or expiration of abatements, associated with recently executed leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the nine months ended September 30, 2024.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of September 30, 2024, our primary market risk is our exposure to interest rate fluctuations in connection with any future borrowings on our $600 Million Unsecured 2022 Line of Credit. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of September 30, 2024 is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.3 billion and $2.0 billion as of September 30, 2024 and December 31, 2023, respectively. Our interest rate swap agreements in place as of September 30, 2024 carried a notional amount totaling $450 million with a weighted-average fixed interest rate of 5.07%, and our interest swap agreements as of December 31, 2023 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 4.79%.

As of September 30, 2024, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $2.2 billion has an average effective interest rate of approximately 6.01% per annum with expirations ranging from 2025 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2024 our $600 Million Unsecured 2022 Line of Credit had no amounts outstanding, which is the only facility subject to a variable interest rate. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a)There were no unregistered sales of equity securities during the third quarter of 2024.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2019).

10.1*	Offer Letter, dated September 30, 2024, between the Company and Sherry Rexroad (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 30, 2024).

10.2*	Executive Severance Plan, effective September 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 30, 2024).

10.3*
Separation Agreement, dated September 30, 2024, between the Company and Robert Bowers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 30, 2024).

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2024)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	October 24, 2024	By:	/s/ Robert E. Bowers
Robert E. Bowers
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)