Form 10-K
period 2024-12-31
Piedmont Office Realty Trust, Inc.
filed 2025-02-19
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the common stock of Piedmont Office Realty Trust, Inc., held by non-affiliates was $889,297,736 based on the closing price as reported on the New York Stock Exchange. As of February 18, 2025, 124,291,670 shares of common stock were outstanding.

Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Office Realty Trust, Inc. Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2025.

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

These statements are based on beliefs and assumptions of our management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which we operate, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve certain known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic (including work from home and "hybrid" work policies), technological (e.g. artificial intelligence and machine learning, virtual meeting platforms, etc.), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of revenue;
•The impact of competition on our efforts to renew existing leases or re-let space on terms similar to existing leases;
•Lease terminations, lease defaults, lease contractions, or changes in the financial condition of our tenants, particularly by one of our large tenants;
•Impairment charges on our long-lived assets or goodwill resulting therefrom;
•The success of our real estate strategies and investment objectives, including our ability to implement successful redevelopment and development strategies or identify and consummate suitable acquisitions and divestitures;
•The illiquidity of real estate investments, including economic changes, such as rising interest rates, costs of construction and available financing, which could impact the number of buyers/sellers of our target properties, and regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
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
•Risks related to the occurrence of cybersecurity incidents, including cybersecurity incidents against us or any of our properties, vendors, or tenants, or a deficiency in our identification, assessment or management of cybersecurity threats impacting our operations and the public's reaction to reported cybersecurity incidents, including the reputational impact on our business and value of our common stock;
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
•Actual or threatened public health epidemics or outbreaks of highly infectious or contagious diseases, such as the COVID-19 pandemic, as well as immediate and long-term governmental and private measures taken to combat such health crises; and
•Other factors, including the risk factors described in Item 1A. of this Annual Report on Form 10-K.

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
•actual or threatened public health epidemics or outbreaks of highly infectious or contagious diseases, such as the COVID-19 pandemic, and immediate and long-term governmental and private measures taken to combat such health crises;
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
•changes in interest rates that impact our interest rate derivative contracts and the risk of default or insolvency by counterparties to our interest rate swap agreements;
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

Operating Objectives and Strategy

As of December 31, 2024, we owned and operated a portfolio of 30 in-service projects and three redevelopment projects. The in-service office projects total approximately 15.3 million square feet (unaudited) of primarily Class A office space and were 88.4% leased. Collectively, approximately 70% of our ALR is generated from our properties located in our Sunbelt markets. We lease space to a mixture of corporate tenants from multiple industries, and our average lease size is approximately 14,000 square feet with an average lease term remaining of six years as of December 31, 2024. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our ALR derived from such tenants. Only one tenant, the State of New York at our 60 Broad Street project, accounts for more than 5% of our ALR.

Headquartered in Atlanta, Georgia, with local management offices in each of our markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates a building's operations and management and benchmarks its performance against industry standards. As of December 31, 2024, properties representing approximately 97% of our portfolio (based on square footage) had achieved such a designation, recognizing excellence in building operations and management and counting us among the top ten companies nationwide with the most BOMA360 certified buildings. Our focus on operational excellence, fostering long-term relationships with our high-credit quality, diverse tenant base, and maintaining our portfolio of modern, amenity-rich properties, has resulted in an approximate 64% tenant retention rate over the past five years.
In addition to operational excellence, we also focus on environmental sustainability initiatives at our properties. During 2024, we:
•were recognized as an ENERGY STAR® Partner of the Year for the fourth consecutive year, this year adding the prestigious “Sustained Excellence” designation;
•achieved a maximum 5 star designation and “Green Star” recognition with scores ranking in the top decile of all participating listed U.S. companies from GRESB Real Estate Assessment; and
•were selected as a 2023 Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy’s Better Buildings Alliance.
Approximately 72% of our portfolio (based on square footage) has achieved and maintains Leadership in Energy and Environmental Design ("LEED") certification and 61% of our portfolio is certified LEED Gold or higher.
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
•using a "hospitality-driven" service approach intended to enhance each client's workplace experience;
•offering, or being located near, superior amenities that help our tenants attract and retain their employees;
•renovating our buildings to maintain their modern appearance and superior operating condition;
•maintaining our high quality properties in an environmentally-friendly manner;
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
•targeting a low leverage structure comprised of primarily unsecured financing facilities with laddered maturities;
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

Financing Strategy

We employ a conservative leverage strategy by targeting a debt-to-gross assets ratio of between 30% to 40%, and net debt to EBITDA ratio of mid 6x or below. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular time.

Human Capital and Social Involvement

As of December 31, 2024, we had 150 employees, with approximately one-third of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in local management offices located in each of the office markets we serve. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing. Approximately two-thirds of our workforce are salaried, with the remainder compensated on an hourly basis.

Training programs for our employees, managers, and contractors during 2024 included professional training on workplace harassment, artificial intelligence, and cybersecurity. In addition, employees and managers received performance management, conflict management, customer service, ethics, and safety training. We intend to provide an environment that is equitable, unbiased, pleasant, diverse, healthy, comfortable, and free from intimidation, hostilities, or other offenses that might interfere with work performance. We apply this policy to all of our employees, suppliers, and vendors, regardless of their geographic location.

We are committed to hiring and supporting a diverse workforce that fosters skilled and motivated people working together to deliver results in support of our core business values. We encourage all employees, tenants, and vendors to mutually respect one another's diversity in order to maintain a cohesive work environment that values fairness and equal treatment. During 2024, we continued our partnership with two Historically Black Colleges and Universities, by providing funding for the Piedmont Office Realty Trust Scholarship Program. The scholarships provide renewable, need-based, scholastic support to selected students interested in pursuing a career related to the real estate industry.

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

Competition

We compete for tenants for our high-quality assets by fostering strong tenant relationships through a hospitality-driven approach to customer services including: leasing, asset management, property management, and construction management services. In each market where we operate, we also face significant competition for attractive investment opportunities from a large number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, other publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. We do not face, however, the same competitors in every market. This competition, along with market-specific vacancy rates and the condition of available, leasable square footage, affects the rental rates and concessions that we negotiate with our tenants. Our competitors, along with these other market factors, also influence the price we pay to acquire properties, and the proceeds we receive when we dispose of a building.

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

Segment Information

As of December 31, 2024, our reportable segments were determined geographically based on the markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 14, Segment Information, to the accompanying consolidated financial statements.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2024, our tenants come from broadly diversified industry sectors and only one tenant, the State of New York at our 60 Broad Street project, represented more than 5% of our ALR.

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
•changes in the patterns of office or parking garage use due to work-from-home arrangements, remote work technology (e.g. artificial intelligence, virtual meeting platforms, etc.) becoming more prevalent, or other changes that reduce the demand for office workers or parking spaces generally;
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
•earthquakes, tornadoes, hurricanes, fires, and other natural disasters, civil unrest, terrorist acts or acts of war, any of which may result in uninsured or under-insured losses;
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

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Collectively, approximately 70% of our ALR is generated from our properties located in our Sunbelt markets as of December 31, 2024. As a result, we are particularly susceptible to adverse conditions in these markets, including any reduction in demand for office properties, industry slowdowns, civil unrest, natural disasters, health crises, governmental cut backs, relocation of businesses, business layoffs or downsizing, and changing demographics. Our operations may also be affected if competing properties are built in any of these markets. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates or changing office market trends, could adversely affect our rental revenues and operating results, and the value of our properties.

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

The occurrence of any of the situations described above, particularly if it involves one of our significant lead tenants, could seriously harm our operating performance. The revenues generated by the properties that any of our significant tenants occupy are substantially dependent upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our operating performance.

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

We currently own six projects in which at least one of the tenants is a federal government agency. Lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the lessor or the owner of the property complies with certain rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibitions against segregated facilities, certain executive orders, subcontractor costs or pricing data, and certain provisions intended to assist small businesses. Through one of our wholly-owned subsidiaries, we directly manage properties with federal government agency tenants and, therefore, we are subject to additional risks associated with compliance with all such federal rules and regulations. We face additional risks and costs associated with directly managing properties occupied by government tenants, including an increased risk of default by such tenants during periods in which state or federal governments are shut down or on furlough. There are certain additional requirements relating to the potential application of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and the related requirement to prepare written affirmative action plans applicable to government contractors and subcontractors. Some of the factors used to determine whether such requirements apply to a company that is affiliated with the actual government contractor (the legal entity that is the lessor under a lease with a federal government agency) include whether such company and the government contractor are under common ownership, have common management, and are under common control. One of our wholly-owned subsidiaries is considered a government contractor, increasing the risk that requirements of these equal opportunity provisions, including the requirement to prepare affirmative action plans, may be determined to be applicable to the entire operations of our company.

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

Actual or threatened public health epidemics or outbreaks of highly infectious or contagious diseases, such as the COVID-19 pandemic, as well as immediate and long-term governmental and private measures taken to combat such health crises, could have a material adverse effect on our business operations and financial results.

Actual or threatened public health epidemics or outbreaks of highly infectious or contagious diseases, and the actions taken to combat such epidemics or outbreaks, may adversely impact the global economy or the economic and other conditions in the markets in which we operate. Among other effects, any restrictions put in place to combat public health epidemics or outbreaks could cause some of our tenants to close or operate at reduced capacity for an extended period of time, in some cases causing such tenants to default on their leases. For example, the COVID-19 pandemic and its associated variants adversely impacted the global economy and the regional U.S. economies in which we operate, and negatively impacted some of our tenants’ ability to pay their rent. The COVID-19 pandemic also accelerated some companies’ adoption of remote work platforms and could result in longer term technological and social changes that reduce the demand for office space among companies generally. Our tenants' inability to pay rent under our leases and any declines in demand for office space could adversely affect our own liquidity and operating results.

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

Our charter, our bylaws, the limited partnership agreement of our operating partnership, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. In addition, award agreements under our incentive plan contain change-in-control provisions that might similarly have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances tender offers for our common stock or proxy contests to change our board.

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

As of December 31, 2024, we had total outstanding indebtedness of approximately $2.2 billion, including $192.4 million of mortgage debt. Although the instruments governing our indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes.

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

Additionally, there is counterparty risk associated with entering into interest rate derivative contracts. Should market conditions lead to default, insolvency or make a merger necessary for one or more of our counterparties, or potential future counterparties, it is possible that the terms of our interest rate derivative contracts will not be honored in their current form with a replacement counterparty. The potential termination or renegotiation of the terms of the interest rate derivative contracts as a result of changing counterparties through default, insolvency or merger could result in an adverse impact on our results of operations and cash flows.

A downgrade in our credit ratings, the credit ratings of the Operating Partnership or the credit ratings of our or the Operating Partnership's unsecured debt securities could materially adversely affect our business and financial condition.

The credit ratings assigned to us, to the Operating Partnership and to our and their unsecured debt securities could change based upon, among other things, our results of operations and financial condition. If any of the credit rating agencies that have rated us, the Operating Partnership or any or our unsecured debt securities downgrades or lowers these credit ratings, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs (including by increasing interest expense as a result of increases in the state interest rate spreads over reference rates or increased interest rate step-ups on certain of our or the Operating Partnership's debt instruments) and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations.

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
•change in the credit ratings assigned to us, the Operating Partnership or any of our unsecured debt securities;
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2024.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threats alongside other company risks as part of our overall risk assessment process. In addition, we perform an external, specific cybersecurity risk assessment every eighteen months. Included in our management of cybersecurity risk is our bi-annual review of our Incident Response Plan/Policy, involving employees from all responsibility levels of the company. Our Chief Financial Officer has primary responsibility for overseeing our information systems and information technology resources, including risks from cybersecurity threats. To assist our Chief Financial Officer in discharging these responsibilities, we have a standing management committee to address information technology and cybersecurity risk matters comprised of our Chief Financial Officer, the principal of a third-party, managed security service provider (an “MSSP”), our Vice President of Risk Management, our Chief Accounting Officer, our Senior Vice President of Human Resources and certain other members of our information technology staff and property management. The members of this committee meet on a quarterly basis, with additional full or sub-committee meetings held as-needed throughout the year, to:

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

Our Vice President of Risk Management monitors and tests these initiatives on a periodic basis. Additionally, our Chief Financial Officer partners with the MSSP and our information technology staff throughout the organization to manage material risks from cybersecurity threats, as well as to provide managerial and operational support for our information systems and information technology resources on a daily basis.

We also maintain an Incident Response Plan/Policy to coordinate the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The Incident Response Plan/Policy is tested with tabletop exercises to assess the validity of the plan and to make necessary modifications, as needed, on a bi-annual basis. We utilize a third party Security Information and Event Management ("SIEM") service to collect, analyze, and correlate security logs and events from various sources across the Piedmont corporate and property networks to detect and respond to cyber threats in real-time. This service coordinates with the IT support team to contain threats and reduce impact. Verified cybersecurity incidents, should they occur, are reported to IT management and trigger response protocols detailed in the Incident Response Plan/Policy.

We utilize external risk advisory and accounting firms to perform an audit focusing on entity-level, application and information technology general computer controls annually, as well as the full cybersecurity risk assessment mentioned above. Audit results and the risk assessments are reviewed by our Chief Financial Officer, the principal of the MSSP, and our Vice President of Risk Management. Any exceptions are addressed with a remediation plan and implemented with appropriate resources. Audit results, risk assessments and remediation plans are discussed with the Audit Committee of the board of directors, who has responsibility for cybersecurity risk oversight, each quarter until all points are fully resolved.

We also identify and oversee cybersecurity risk from third-party service providers through our vendor management policy, overseen by our internal risk management and information technology functional areas, which requires increasing levels of due diligence and required insurance coverages in proportion to each provider's access to our information systems.

Although we have never experienced a material information security breach nor have we incurred any expenses related to such a breach, we take a proactive approach to managing information security risk. Our process for managing existing and new service providers evaluates the degree to which such service providers will interface with our systems. This process dictates minimum insurance requirements and increased security documentation and protocols as interaction with our systems increases. We also have a cybersecurity awareness training program which includes annual required online training, periodic updates, notices, and reminders, and bi-weekly simulated phishing attacks with required remedial training for failures. Further, we have a documented business continuity plan that is updated and tested on an annual basis and we carry an information security risk insurance policy.

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

Cybersecurity Governance

The Audit Committee of the board of directors oversees cybersecurity risk and is comprised of three independent members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The chair of our Audit Committee holds a Certificate in Cybersecurity Oversight from the National Association of Corporate Directors and has previous work experience at a large retailer with point-of-sale cybersecurity exposure. The Audit Committee receives quarterly updates summarizing on-going information technology and cybersecurity initiatives from our Chief Financial Officer and reviews the results of our annual risk assessment and regular cyber risk assessment upon completion. Any significant issues identified are reported to the Audit Committee of the board of directors on a quarterly basis.

As described above, our management team is responsible for the day-to-day assessment and management of material risks from cybersecurity threats through our Chief Financial Officer, our standing management committee on information technology and cybersecurity risk matters and the MSSP. This group would be notified through our Incident Response Plan/Policy and appropriate actions undertaken in accordance with the plan document if a cyber-attack were to occur.

Our Vice President of Risk Management is a Certificated Information Systems Auditor (CISA) and a Certified Internal Auditor (CIA) and holds a Certificate in Risk Management Assurance (CRMA). Personnel from the MSSP hold several certifications, including but not limited to: Certified Information Systems Security Professional ("CISSP"); ITIL Foundations; Fortinet Certified Network Security Administration and Professional; and Microsoft Certified IT Professional, Technology Specialist, Solutions Associate. The external risk advisory and accounting firms that we use to perform our audits and assessments described above utilize personnel qualified as one or more of the following to perform our audits and assessments: Certified Information Systems Auditor (CISA), CISSP, Certified Information Security Manager (CISM), and Certified Information Technology Professional (CITP).

ITEM 2.    PROPERTIES

Overview

As of December 31, 2024, we owned and operated a portfolio comprised of 30 in-service projects and three redevelopment projects. As of December 31, 2024 and 2023, our in-service portfolio was 88.4% and 87.1% leased, respectively, with an average lease term remaining as of each period end of six years. As of December 31, 2024, our average lease size was approximately 14,000 square feet, and only one tenant, the State of New York at our 60 Broad Street project, accounts for more than 5% of our ALR.

ALR related to our in-service portfolio was $567.3 million, or $41.91 per leased square foot, as of December 31, 2024 as compared with $575.5 million, or $39.89 per leased square foot, as of December 31, 2023.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2024:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Atlanta	$173,668	4,712	30.6	92.7
Dallas	106,736	2,917	18.8	85.8
Orlando	63,988	1,754	11.3	93.2
Northern Virginia / Washington, D.C.	59,224	1,579	10.4	69.7
New York	55,379	1,045	9.8	95.5
Minneapolis	47,811	1,434	8.4	88.9
Boston	40,524	1,268	7.2	86.7
Other (1)	20,014	614	3.5	91.2
	$567,344	15,323	100.0	88.4

(1)Includes 1430 Enclave Parkway and Enclave Place in Houston, Texas.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2024 during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
2024 (1)	7,702	1.4
2025	41,933	7.4
2026	68,714	12.1
2027	50,551	8.9
2028	51,515	9.1
2029	54,854	9.7
2030	54,553	9.6
2031	35,075	6.2
2032	33,750	5.9
2033	10,198	1.8
2034	40,416	7.1
2035	29,553	5.2
2036	21,564	3.8
Thereafter	66,966	11.8
	$567,344	100.0

(1)    Includes leases with an expiration date of December 31, 2024, comprised of approximately 131,000 square feet.

Certain Restrictions Related to our Properties

As of December 31, 2024, only 1180 Peachtree Street in Atlanta, Georgia was held as collateral for debt, and there were no properties subject to underlying ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding our properties as of December 31, 2024.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 18, 2025, there were 6,711 common stockholders of record of our common stock.

Distributions

We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income. The amount of distributions paid and the taxable portion thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by outstanding debt service and capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors declared a quarterly dividend of $0.125 per common share for each of the four quarters in the year ended December 31, 2024.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2019 through December 31, 2024. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Piedmont Office Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2019	2020	2021	2022	2023	2024
Piedmont Office Realty Trust, Inc.	$100.00	$76.52	$90.77	$48.33	$41.23	$56.56
FTSE NAREIT Equity Office	$100.00	$81.56	$99.51	$62.07	$63.34	$76.95
FTSE NAREIT Equity REITs	$100.00	$92.00	$131.78	$99.67	$113.35	$123.25
S&P 500	$100.00	$118.4	$152.39	$124.79	$157.59	$197.02

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2024.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There were no repurchases of shares of our common stock during the fourth quarter of 2024.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors" set forth in Item 1A. of this report.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. On February 13, 2025, we amended our $200 Million Unsecured 2024 Term Loan to increase the principal amount of the loan by $125 million to a total of $325 million principal amount outstanding and to add two six-month extension options for a final maturity date of January 29, 2028, provided that we are not then in default and upon payment of extension fees. The net proceeds from the increased principal and our $600 Million Unsecured 2022 Line of Credit, along with cash on hand, were used to repay our $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025.

Also subsequent to December 31, 2024, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided that we are not then in default and upon payment of extension fees. Consequently, we currently have no debt with a final maturity until 2028; however, as part of our overall debt management strategies, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

As of the date of this filing we had approximately $500 million of capacity available under our $600 Million Unsecured 2022 Line of Credit, and we believe that we have sufficient liquidity to meet our obligations for the foreseeable future.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2024 and 2023, we incurred the following types of capital expenditures (in thousands):

	December 31, 2024	December 31, 2023
Capital expenditures for redevelopment/renovations	$96,733	$55,909
Other capital expenditures, including building and tenant improvements	115,375	102,282
Total capital expenditures (1)	$212,108	$158,191

(1)Of the total amounts paid, approximately $19.9 million and $10.1 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2024 and 2023, respectively.

"Capital expenditures for redevelopment/renovations" during the years ended December 31, 2024 and 2023 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings, including: Galleria Towers in Dallas, Texas; The Exchange in Orlando, Florida; 999 Peachtree Street and Galleria on the Park in Atlanta, Georgia, and Meridian in suburban Minneapolis, Minnesota, among others, most of which were substantially completed during 2024.

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

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the year ended December 31, 2024, we have committed to spend approximately $5.67 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.22 (net of expired lease commitments) for the year ended December 31, 2023. As of December 31, 2024, we had two individually significant unrecorded tenant allowance commitments greater than $10 million.

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

Although reducing outstanding debt remains our priority, subject to the identification and availability of a few, select investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. Additionally, although we have no final debt maturity until 2028, we may use capital to repay debt obligations when we deem it prudent to refinance or reduce various obligations.

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

Results of Operations (2024 vs. 2023)

Overview

Net loss applicable to common stockholders for the year ended December 31, 2024 was approximately $79.1 million, or $0.64 per diluted share, as compared with net loss applicable to common stockholders of $48.4 million, or $0.39 per diluted share, for the year ended December 31, 2023. The increase in net loss reflects increased interest expense, net of interest income, as compared to the prior year, as well as the sale of two properties and downtime between the expiration of a few large leases during the year ended December 31, 2024, before newly executed leases commence. Additionally, we recognized approximately $4.8 million of executive separation costs during the year ended December 31, 2024.

Comparison of the accompanying consolidated statements of operations for the year ended December 31, 2024 vs. the year ended December 31, 2023.

The following table sets forth selected data from our consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2024	% of Revenues	December 31, 2023	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$544.1		$555.3		$(11.2)
Property management fee revenue	1.7		1.7		—
Other property related income	24.5		20.7		3.8
Total revenues	570.3	100%	577.7	100%	(7.4)
Expense:
Property operating costs	234.1	41%	235.1	41%	(1.0)
Depreciation	156.9	28%	148.4	26%	8.5
Amortization	69.7	12%	87.7	15%	(18.0)
Impairment charges	33.8	6%	29.4	4%	4.4
General and administrative	35.4	6%	29.2	5%	6.2
	529.9		529.8		0.1
Other income (expense):
Interest expense	(123.0)	22%	(101.3)	18%	(21.7)
Other income	4.3	1%	3.9	1%	0.4
Loss on early extinguishment of debt	(0.4)	—%	(0.8)	—%	0.4
Gain on sale of real estate assets	(0.4)	—%	1.9	—%	(2.3)
Net loss	$(79.1)	(14)%	$(48.4)	8%	$(30.7)

Revenue

Rental and tenant reimbursement revenue decreased approximately $11.2 million for the year ended December 31, 2024 as compared to the prior year. The decrease was primarily due to lost revenues during the downtime between certain large tenant expirations and the commencement or abatement expiration associated with recently executed leases, as well as the disposition of two properties in 2024. The impact of these decreases is partially offset by the roll up of rental rates and new leases commencing during the year ended December 31, 2024.

Other property related income increased approximately $3.8 million for the year ended December 31, 2024 as compared to the prior year primarily due to increased occupancy and utilization at our properties and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs decreased approximately $1.0 million for the year ended December 31, 2024 as compared to the prior year. The variance was primarily due to a decrease in property operating expenses associated with the sale of two properties in 2024 as well as lower property taxes associated with favorable tax assessments. These decreased costs were partially offset by higher recoverable operating expenses such as janitorial, security, repairs and maintenance and other general expenses as tenant utilization increased during the year ended December 31, 2024.

Depreciation expense increased approximately $8.5 million for the year ended December 31, 2024 compared to the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2023.

Amortization expense decreased approximately $18.0 million for the year ended December 31, 2024 compared to the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2023.

During the year ended December 31, 2024, we recognized a non-cash impairment charge of approximately $33.8 million related to a change in hold period assumptions at certain properties in our portfolio. Two of these projects, the One Lincoln Park building and 750 West John Carpenter Freeway building were subsequently sold during the year ended December 31, 2024. During the year ended December 31, 2023, we reduced the carrying amount of goodwill resulting in the recognition of non-cash impairment charges of approximately $29.4 million. See Note 6 to our accompanying consolidated financial statements for further details.

General and administrative expense increased approximately $6.2 million for the year ended December 31, 2024 compared to the prior year, primarily as the result of recognizing approximately $4.8 million of executive separation costs that occurred during the fourth quarter of 2024. The remainder of the increase primarily reflects increased accruals for potential performance-based compensation, largely associated with successful leasing during the year ended 2024.

Other Income (Expense)

Interest expense increased approximately $21.7 million for the year ended December 31, 2024 as compared to the prior year primarily driven by increased interest rates on floating-rate debt during the year ended December 31, 2024 as well as refinancing $1.2 billion of maturing debt at higher rates during the latter half of 2023 and first half of 2024. The increase was partially offset by a $5.9 million increase in capitalized interest associated with various redevelopment projects in progress during the year ended December 31, 2024.

Results of Operations (2023 vs. 2022)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2022 vs. 2021)" in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024, for a discussion of the results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Issuer and Guarantor Financial Information

As of December 31, 2024, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.6 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of December 31, 2024	As of December 31, 2023

Due from non-guarantor subsidiary	$900	$900
Total assets	$376,871	$285,116
Total liabilities	$2,108,306	$1,926,434

		For the Year Ended December 31, 2024
Total revenues		$47,212
Net loss		$(117,558)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of December 31, 2024, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 14 to the accompanying consolidated financial statements for additional information and a reconciliation of Net income/(loss) applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Years Ended December 31,
	2024	2023
Atlanta	$110,715	$103,474
Dallas	62,332	64,566
Orlando	33,860	36,639
Northern Virginia/Washington, D.C.	34,086	36,333
Minneapolis	23,553	33,302
New York	30,200	29,357
Boston	28,296	25,705
Total reportable segments	323,042	329,376
Other	12,498	12,969
Total NOI	$335,540	$342,345

Comparison of the Year Ended December 31, 2024 Versus the Year Ended December 31, 2023

Atlanta

NOI increased due to several large leases commencing at our Galleria on the Park and 999 Peachtree Street projects during the year ended December 31, 2024 as compared to the same period in the prior year.

Dallas

NOI decreased due to the sales of the One Lincoln Park and 750 West John Carpenter Freeway assets during the year ended December 31, 2024, as compared to the same period in the prior year.

Orlando

NOI decreased primarily due to the expiration of the lease associated with the sole tenant at 501 West Church. The entire building has been re-leased to another tenant; however, the new lease is not expected to commence until late 2025.

Northern Virginia/Washington, D.C.

NOI decreased primarily due to the termination of two leases at the Arlington Gateway project during the year ended December 31, 2024, as compared to the same period in the prior year.

Minneapolis

NOI decreased primarily due to the expiration of the leases associated with the sole tenants at two projects: 9320 Excelsior Boulevard and Meridian. Both projects have been designated as redevelopment assets during the year ended December 31, 2024.

Boston

NOI increased during the year ended December 31, 2024 as compared to the prior year due to a tenant's expansion at our Wayside Office Park project in the latter half of 2023.

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

Reconciliations of net income/(loss) to FFO, Core FFO, and AFFO for the years ended December 31, 2024, 2023, and 2022, respectively, are presented below (in thousands except per share amounts):

	2024		2023		2022
GAAP net income/(loss) applicable to common stock	$(79,069)		$(48,387)		$146,830
Depreciation of real assets	155,468		147,569		132,849
Amortization of lease-related costs	69,674		87,717		90,891
Impairment charges	33,832		29,446		25,981
Loss/(gain) on sale of real estate assets	445		(1,946)		(151,729)
NAREIT FFO applicable to common stock	$180,350		$214,399		$244,822
Adjustments:
Executive separation costs	4,831		—		2,248
Loss on early extinguishment of debt	386		820		—
Core FFO applicable to common stock	$185,567		$215,219		$247,070
Adjustments:
Amortization of debt issuance costs, fair market adjustments on notes payable, and discounts on debt	5,142		5,442		3,389
Depreciation of non real estate assets	1,320		847		728
Straight-line effects of lease revenue	(9,233)		(7,268)		(11,230)
Stock-based compensation adjustments	6,632		6,337		4,833
Amortization of lease-related intangibles	(10,019)		(13,879)		(13,426)
Non-incremental capital expenditures (1)	(70,170)		(53,690)		(53,324)
AFFO applicable to common stock	$109,239		$153,008		$178,040
Weighted-average shares outstanding – diluted	124,926	(2)	123,702	(2)	123,524
NAREIT FFO per share (diluted)	$1.44		$1.73		$1.98
Core FFO per share (diluted)	$1.49	(3)	$1.74	(3)	$2.00

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the years ended December 31, 2024 and 2023 as they would reduce the loss per share presented.
(3)Core FFO was $1.49 per diluted share for the year ended December 31, 2024, as compared to $1.74 per diluted share for the year ended December 31, 2023. Approximately $0.17 of the decrease is due to increased interest expense, net of interest income, with the remaining decrease attributable to a combination of the sale of two properties during 2024, as well as downtime between the expiration of a few large leases during the year ended December 31, 2024, before newly executed leases commence.

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

The following table sets forth a reconciliation from net income/(loss) calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Net loss applicable to Piedmont (GAAP basis)	$(79,069)	$(48,387)	$(79,069)	$(48,387)

Net income applicable to noncontrolling interest	5	10	5	10
Interest expense	122,984	101,258	122,984	101,258
Depreciation	156,787	148,417	156,787	148,417
Amortization	69,674	87,717	69,674	87,717
Depreciation and amortization attributable to noncontrolling interests	79	80	79	80
Impairment charges	33,832	29,446	33,832	29,446
Loss/(gain) on sale of real estate assets	445	(1,946)	445	(1,946)

EBITDAre(1)	304,737	316,595	304,737	316,595
Loss on early extinguishment of debt	386	820	386	820
Executive separation costs	4,831	—	4,831	—

Core EBITDA(2)	309,954	317,415	309,954	317,415
General & administrative expenses	30,592	29,190	30,592	29,190
Management fee revenue(3)	(1,091)	(1,004)	(1,091)	(1,004)
Other income	(3,915)	(3,256)	(3,915)	(3,256)
Reversal of non-cash general reserve for uncollectible accounts	—	(1,000)
Straight-line rent effects of lease revenue	(9,233)	(7,268)
Straight-line effects of lease revenue attributable to noncontrolling interests	3	(10)
Amortization of lease-related intangibles	(10,019)	(13,879)

Property NOI	316,291	320,188	335,540	342,345

Net operating (income)/loss from:
Acquisitions	—	—	—	—
Dispositions(4)	(1,783)	(3,343)	(2,067)	(4,132)
Other investments(5)	(745)	(10,957)	(1,198)	(11,046)

Same Store NOI	$313,763	$305,888	$332,275	$327,167

Change period over period in Same Store NOI	2.6%	N/A	1.6%	N/A

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
(4)Dispositions include One Lincoln Park in Dallas, Texas, sold in the first quarter of 2024, and 750 West John Carpenter Freeway in Irving, Texas, sold in the third quarter of 2024.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of December 31, 2024, our average lease was approximately 14,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

The leased percentage of our in-service portfolio increased to 88.4% leased as of December 31, 2024, from 87.1% leased as of December 31, 2023. During the year ended December 31, 2024, we completed approximately 2.4 million square feet of leasing, including approximately a million square feet of new tenant leases which contributed to the increase in our in-service leased percentage as compared to December 31, 2023. As of December 31, 2024, scheduled lease expirations for the portfolio for the next twelve months represent less than 9% of our ALR, some portion of which have already renewed. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of December 31, 2024, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2024, we had approximately 1.4 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $46 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the year ended December 31, 2024, we experienced a 11.9% and 18.9% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the year ended December 31, 2024, Same Store NOI increased by 2.6% and 1.6% on a cash and accrual basis, respectively, as newly commenced leases or those with expiring abatements outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

In performing our goodwill impairment assessment, we compare the estimated fair value of each of our reporting units to the reporting unit's carrying value, inclusive of allocated goodwill. If we conclude the fair value of a reporting unit is less than its carrying value, then we would recognize a goodwill impairment loss equal to the excess of the reporting unit's carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). Estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. We also make estimates about future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, and the number of months it takes to re-lease the property, among other factors. The changing of these assumptions and the subjectivity of the market based assumptions used in the discounted future cash flow analysis, particularly the capitalization rates and discount rates, could result in a changed assessment or an incorrect assessment of the reporting unit’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our reporting units and related goodwill and our reported net income/(loss) attributable to Piedmont. In addition, adverse economic conditions could also cause us to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations. See Note 2 and Note 6 to our accompanying consolidated financial statements for more details regarding our goodwill.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of December 31, 2024, our potential for exposure to market risk includes interest rate fluctuations in connection with any future borrowings under our $600 Million Unsecured 2022 Line of Credit and unhedged amounts outstanding on our $200 Million Unsecured 2024 Term Loan after February 1, 2026. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2024 is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2024, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2025		2026	2027		2028	2029	Thereafter	Total
Maturing debt:
Variable rate repayments	$—		$—	$200,000	(1)	$—	$—	$—	$200,000
Variable rate average interest rate (2)	—%		—%	5.41%	(1)	—%	—%	—%	5.41%
Fixed rate repayments	$253,295	(3)	$3,738	$3,895		$781,495	$400,000	$600,000	$2,042,423
Fixed rate average interest rate (2)	4.78%		4.10%	4.10%		8.05%	6.88%	2.95%	5.90%

(1)The $200 Million Unsecured 2024 Term Loan has a stated variable rate; however, Piedmont's interest rate swap agreements as of December 31, 2024 effectively fixed, exclusive of changes to Piedmont's credit rating, the full principal balance to 5.41% through February 1, 2026, approximately one year before the maturity date of the loan. Upon expiration of the interest rate swap agreements, the interest rate will be calculated as adjusted SOFR, plus 1.30%. On February 13, 2025, Piedmont amended the $200 Million Unsecured 2024 Term Loan to increase the principal amount of the loan by $125 million to a total of $325 million principal amount outstanding and to add two six-month extension options for a final maturity date of January 29, 2028, provided that we are not then in default and upon payment of extension fees.
(2)See Note 3 to our accompanying consolidated financial statements for further details on our debt structure.
(3)Includes the $250 Million Unsecured 2018 Term Loan, which was repaid on February 13, 2025. As of December 31, 2024, the facility has a stated variable rate; however, Piedmont's interest rate swap agreements effectively fixed the full principal balance to 4.79% through the schedule maturity date of the loan.

The estimated fair value of our debt above as of December 31, 2024 and 2023 was approximately $2.2 billion and $2.0 billion, respectively. Our interest rate swap agreements in place as of December 31, 2024 carried a notional amount of $450 million and a weighted-average fixed interest rate of 5.07%, and our interest swap agreements as of December 31, 2023 carried a notional amount totaling $250 million with a weighted-average fixed interest rate of 4.79%. On February 13, 2025, we terminated eight interest rate swap agreements with a total notional value of $250 million in conjunction with the repayment of the $250 Million Unsecured 2018 Term Loan.

As of December 31, 2024, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $2.2 billion has an average effective interest rate of approximately 6.01% per annum with expirations ranging from 2025 to

2032; however, on February 13, 2025, we repaid the $250 Million Unsecured 2018 Term Loan and amended the $200 Million Unsecured 2024 Term Loan and recast the $600 Million Unsecured 2022 Line of Credit to extend our maturity schedule with expirations ranging from 2028 to 2032, assuming certain extension options are exercised. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of December 31, 2024, our $600 Million Unsecured 2022 Line of Credit had no amounts outstanding, which is the only facility subject to a variable interest rate. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2024 or 2023.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2024. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2024, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Office Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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
February 19, 2025

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

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. The information contained on our website is not incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

4.2.10
Supplemental Indenture, dated as of June 25, 2024, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 25, 2024)

4.2.11	Form of 6.875% Senior Notes due 2029 (incorporated by reference and included in Exhibit 4.2 to the Company's Current Report on Form 8-K, filed June 25, 2024)

4.3
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.1.1
Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.1.2
Amendment to Agreement of Limited Partnership of the Operating Partnership, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.1.3
Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2007)

10.2.1*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan dated December 5, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.2.2*
The Piedmont Office Realty Trust, Inc. Executive Nonqualified Deferred Compensation Plan Adoption Agreement dated December 5, 2013 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014)

10.3.1*
Employment Agreement dated April 16, 2007, by and between the Company and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed on April 20, 2007)

10.3.2*
Separation Agreement, dated September 30, 2024, between the Company and Robert Bowers (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on September 30, 2024)

10.4*	Employment Agreement dated May 14, 2007, by and between the Company and Laura P. Moon (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2007)

10.5.1*	Separation and Release Agreement, dated December 31, 2024, by and between the Company and Robert K. Wiberg

10.5.2*	Consulting Agreement, dated December 31, 2024, by and between the Company and Robert K. Wiberg

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

10.9*	Offer Letter, dated September 30, 2024, between the Company and Sherry Rexroad (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 30, 2024)

10.10.1*
Piedmont Office Realty Trust, Inc. Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.10.2*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.10.3*
Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 19, 2020 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.10.4*	Piedmont Realty Trust, Inc. Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 12, 2021)

10.10.5*	Amendment No. 1 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed with the Commission on March 14, 2024)

10.10.6*
Amendment No. 2 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A of Registrant’s Supplement to Proxy Statement filed with the Commission on April 10, 2024)

10.10.7*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.10.8*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.10.9*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.10.10*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed, on April 27, 2022)

10.10.11*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 10, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.10.12*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 23, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2023)

10.10.13*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.11 to the Company's Annual Report on Form 10-K, filed on February 20, 2024)

10.10.14*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.10.15*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.10.16*
Form of Performance Share Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of the Company effective February 20, 2024 (incorporated by reference to Exhibit 10.9.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.10.17*	Executive Severance Plan, effective September 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 30, 2024)

10.11.1*
Amendment No. 4 to Piedmont Office Realty Trust, Inc. Long-Term Incentive Program effective March 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on July 28, 2021)

10.11.2*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective March 19, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.11.3*
Piedmont Office Realty Trust, Inc. Long-Term Incentive Program Award Agreement effective February 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.11.4*
Amendment No. 5 to Piedmont Office Realty Trust, Inc.'s Long-Term Incentive Program effective February 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on May 1, 2023)

10.12.1
Term Loan Agreement, dated as of March 29, 2018, by and among the Operating Partnership, as Borrower, the Company, as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 3, 2018)

10.12.2
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between the Operating Partnership, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.12.3
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between the Operating Partnership, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.12.4
Amendment No. 3, dated as of March 29, 2023, to the Term Loan Agreement, dated March 29, 2018, between the Operating Partnership, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on May 1, 2023)

10.12.5
Amendment No. 4 to Term Loan Agreement, dated May 6, 2024, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, U.S. Bank National Association, as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 7, 2024)

10.13
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 12, 2020)

10.14.1
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2022, by and among the Operating Partnership, as Borrower, the Company, as Parent, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, PNC Capital Markets LLC and Wells Fargo Securities, LLC., as Joint Lead Arrangers, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, and Wells Fargo Bank, N.A. as Syndication Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 15, 2022)

10.14.2
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated May 6, 2024, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, JPMorgan Chase Bank, N.A., as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 7, 2024)

10.15.1
Term Loan Agreement, dated as of July 22, 2022, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 27, 2022)

10.15.2
Amendment No. 1 to Term Loan Agreement dated as of December 14, 2022, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 14, 2022)

10.16.1
Loan Assignment and Assumption Agreement and Omnibus Amendment to Note, Loan Agreement and Other Loan Documents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 16, 2022)

10.16.2
Loan Agreement, dated as of September 10, 2018 by and between 1180 Peachtree Office Investors, LLC, as Borrower, and Metlife Real Estate Lending LLC, as Lender (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed August 16, 2022)

10.17.1
Term Loan Agreement, dated as of January 31, 2023, by and among the Operating Partnership, as Borrower, the Company, as Parent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2023)

10.17.2
Waiver, Agent Resignation, Extension, and Amendment No. 1 to Term Loan Agreement dated as of January 31, 2023 (incorporated by reference to Exhibit 10.20.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.18.1
Term Loan Agreement, dated as of January 30, 2024, by and among the Operating Partnership, as Borrower, the Company, as Parent, Truist Securities, Inc,. as Joint Lead Arranger and Sole Book Manager, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Joint Lead Arrangers, Truist Bank as Administrative Agent, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Co-Syndication Agents, and Wells Fargo Bank, N.A,. as Documentation Agent, and the other financial institutions signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2024).

10.18.2
Amendment No. 1 to Term Loan Agreement, dated May 6, 2024, by and among Piedmont Operating Partnership, LP, as Borrower, Piedmont Office Realty Trust, Inc., as Parent, Truist Bank, as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 7, 2024)

19.1	Piedmont Insider Trading Policy dated October 23, 2024

21.1	List of Subsidiaries of the Company

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2024)

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 20, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Identifies each management contract or compensatory plan required to be filed.
**    Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of February, 2025.

Piedmont Office Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ KELLY H. BARRETT	Chairman, and Director	February 19, 2025
Kelly H. Barrett

/s/ DALE H. TAYSOM	Vice-Chairman, and Director	February 19, 2025
Dale H. Taysom

/s/ GLENN G. COHEN	Director	February 19, 2025
Glenn G. Cohen

/s/ VENKATESH S. DURVASULA	Director	February 19, 2025
Venkatesh S. Durvasula

/s/ MARY M. HAGER	Director	February 19, 2025
Mary M. Hager

/s/ BARBARA B. LANG	Director	February 19, 2025
Barbara B. Lang

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 19, 2025
C. Brent Smith	(Principal Executive Officer)

/s/ SHERRY L. REXROAD	Chief Financial Officer and Executive Vice-President	February 19, 2025
Sherry L. Rexroad	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 19, 2025
Laura P. Moon	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Office Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Office Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 19, 2025

We have served as the Company's auditor since 2018.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$552,744	$559,384
Buildings and improvements, less accumulated depreciation of $1,150,892 and $1,039,136 as of December 31, 2024 and December 31, 2023, respectively	2,743,912	2,749,113
Intangible lease assets, less accumulated amortization of $75,982 and $88,066 as of December 31, 2024 and December 31, 2023, respectively	60,479	82,588
Construction in progress	104,104	85,239
Real estate assets held for sale, net	—	36,203
Total real estate assets	3,461,239	3,512,527
Cash and cash equivalents	109,637	825
Tenant receivables	5,524	7,915
Straight-line rent receivables	193,783	182,856
Restricted cash and escrows	4,245	3,381
Prepaid expenses and other assets	25,792	27,559
Goodwill	53,491	53,491
Interest rate swaps	671	3,032
Deferred lease costs, less accumulated amortization of $204,150 and $223,248 as of December 31, 2024 and December 31, 2023, respectively	260,269	262,283
Other assets held for sale, net	—	3,213
Total assets	$4,114,651	$4,057,082
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $20,077 and $15,437 as of December 31, 2024 and December 31, 2023, respectively	$2,029,923	$1,858,717
Secured debt	192,423	195,879
Accounts payable, accrued expenses, and accrued capital expenditures	149,048	131,516
Dividends payable	15,298	15,143
Deferred income	107,030	89,930
Intangible lease liabilities, less accumulated amortization of $33,641 and $35,811 as of December 31, 2024 and December 31, 2023, respectively	32,794	42,925
Interest rate swaps	8	—
Total liabilities	2,526,524	2,334,110
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2024 or December 31, 2023	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 124,083,038 shares issued and outstanding as of December 31, 2024; and 123,715,298 shares issued and outstanding at December 31, 2023	1,241	1,237
Additional paid-in capital	3,723,680	3,716,742
Cumulative distributions in excess of earnings	(2,128,194)	(1,987,147)
Accumulated other comprehensive loss	(10,123)	(9,418)
Piedmont stockholders’ equity	1,586,604	1,721,414
Noncontrolling interest	1,523	1,558
Total stockholders’ equity	1,588,127	1,722,972
Total liabilities and stockholders’ equity	$4,114,651	$4,057,082
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Rental and tenant reimbursement revenue	$544,064	$555,313	$545,741
Property management fee revenue	1,738	1,729	1,675
Other property related income	24,522	20,714	16,350
	570,324	577,756	563,766
Expenses:
Property operating costs	234,124	235,091	226,058
Depreciation	156,833	148,458	133,616
Amortization	69,706	87,756	90,937
Impairment charges	33,832	29,446	25,981
General and administrative	35,423	29,190	29,127
	529,918	529,941	505,719
Other income (expense):
Interest expense	(122,984)	(101,258)	(65,656)
Other income	4,345	3,940	2,710
Loss on early extinguishment of debt	(386)	(820)	—
Gain/(loss) on sale of real estate assets	(445)	1,946	151,729
	(119,470)	(96,192)	88,783
Net income/(loss)	(79,064)	(48,377)	146,830
Net income applicable to noncontrolling interest	(5)	(10)	—
Net income/(loss) applicable to Piedmont	$(79,069)	$(48,387)	$146,830
Per share information— basic and diluted:
Net income/(loss) applicable to common stockholders	$(0.64)	$(0.39)	$1.19
Weighted-average shares outstanding—basic	123,938,819	123,658,622	123,351,187
Weighted-average shares outstanding—diluted	123,938,819	123,658,622	123,523,881

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Years Ended December 31,
	2024		2023		2022

Net income/(loss) applicable to Piedmont		$(79,069)		$(48,387)		$146,830
Other comprehensive income/(loss):
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	3,005		2,626		8,202
Plus: Reclassification of net (gain)/loss included in net income (See Note 4)	(3,710)		(3,365)		1,273
Other comprehensive income/(loss)		(705)		(739)		9,475
Comprehensive income/(loss) applicable to Piedmont		$(79,774)		$(49,126)		$156,305

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	123,077	$1,231	$3,701,798	$(1,899,081)	$(18,154)	$1,629	$1,787,423
Offering costs	—	—	(460)	—	—	—	(460)
Dividends to common stockholders ($0.84 per share) and stockholders of subsidiaries	—	—	—	(103,642)	—	(41)	(103,683)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	363	3	9,667	—	—	—	9,670
Net income applicable to Piedmont	—	—	—	146,830	—	—	146,830
Other comprehensive income	—	—	—	—	9,475	—	9,475
Balance, December 31, 2022	123,440	1,234	3,711,005	(1,855,893)	(8,679)	1,588	1,849,255
Dividends to common stockholders ($0.67 per share) and stockholders of subsidiaries	—	—	—	(82,867)	—	(40)	(82,907)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	275	3	5,737	—	—	—	5,740
Net income applicable to noncontrolling interest	—	—	—	—	—	10	10
Net loss applicable to Piedmont	—	—	—	(48,387)	—	—	(48,387)
Other comprehensive loss	—	—	—	—	(739)	—	(739)
Balance, December 31, 2023	123,715	1,237	3,716,742	(1,987,147)	(9,418)	1,558	1,722,972
Offering costs	—	—	(185)	—	—	—	(185)
Dividends to common stockholders ($0.50 per share) and stockholders of subsidiaries	—	—	—	(61,978)	—	(40)	(62,018)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	368	4	7,123	—	—	—	7,127
Net income applicable to noncontrolling interest	—	—	—	—	—	5	5
Net loss applicable to Piedmont	—	—	—	(79,069)	—	—	(79,069)
Other comprehensive loss	—	—	—	—	(705)	—	(705)
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127

See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income/(loss)	$(79,064)	$(48,377)	$146,830
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	156,833	148,458	133,616
Amortization of debt issuance costs inclusive of settled interest rate swaps	6,807	5,854	3,757
Other amortization	64,100	78,388	81,777
Impairment charges	33,832	29,446	25,981
Loss on early extinguishment of debt	386	287	—
Reduction of general reserve for uncollectible accounts	—	(1,000)	(3,000)
Stock compensation expense	9,552	8,093	8,968
Gain on sale of real estate assets	445	(1,946)	(151,729)
Changes in other operating assets and liabilities:
Increase in tenant and straight-line rent receivables	(11,825)	(14,120)	(14,163)
Decrease/(increase) in prepaid expenses and other assets	1,022	(10,693)	4,774
Increase/(decrease) in accounts payable and accrued expenses	14,440	19,260	(1,590)
Increase/(decrease) in deferred income	1,584	(3,519)	(20,006)
Net cash provided by operating activities	198,112	210,131	215,215
Cash Flows from Investing Activities:
Acquisition of real estate assets, intangibles, and undeveloped land parcels	—	—	(270,908)
Capitalized expenditures	(212,108)	(158,191)	(121,359)
Sales proceeds from wholly-owned properties	74,892	1,946	297,388
Note receivable repayment	—	—	118,500
Deferred lease costs paid	(49,400)	(39,775)	(24,868)
Net cash used in investing activities	(186,616)	(196,020)	(1,247)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(2,371)	(2,318)	(374)
Proceeds from debt	918,972	1,412,659	803,420
Repayments of debt	(754,610)	(1,344,967)	(897,000)
Discount paid due to loan modification	—	—	(500)
Costs of issuance of common stock	(185)	—	(460)
Value of shares withheld for payment of taxes related to employee stock compensation	(1,762)	(1,757)	(3,940)
Dividends paid	(61,864)	(93,122)	(104,374)
Net cash provided by/(used in) financing activities	98,180	(29,505)	(203,228)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	109,676	(15,394)	10,740
Cash, cash equivalents, and restricted cash and escrows, beginning of year	4,206	19,600	8,860
Cash, cash equivalents, and restricted cash and escrows, end of year	$113,882	$4,206	$19,600
See accompanying notes.

PIEDMONT OFFICE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

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

As of December 31, 2024, Piedmont owned and operated a portfolio comprised of 30 in-service projects and three redevelopment projects. The in-service office projects total approximately 15.3 million square feet (unaudited) of primarily Class A office space and were 88.4% leased as of December 31, 2024.

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

Gross intangible assets and liabilities, inclusive of amounts classified as real estate assets held for sale, recorded as of December 31, 2024 and 2023, respectively, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$218	$868
In-Place Lease Valuation	$136,243	$169,786
Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$192,979	$235,820
Intangible Lease Liabilities (Below-Market In-Place Leases)	$66,435	$78,736

For the years ended December 31, 2024, 2023, and 2022, respectively, Piedmont recognized amortization of intangible lease costs in the accompanying consolidated statements of operations, as follows (in thousands):

	2024	2023	2022
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in Amortization	$48,652	$68,642	$74,167
Amortization of Above-Market and Below-Market In-Place Lease Intangibles as a net increase to Rental and Tenant Reimbursement Revenue	$10,020	$13,830	$13,426

Net intangible assets and liabilities as of December 31, 2024 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs (1)	Below-Market In-place Lease Liabilities
For the year ending December 31:
2025	$31	$15,893	$20,774	$7,946
2026	14	12,610	17,590	6,453
2027	13	10,061	14,552	5,535
2028	13	7,934	11,748	4,725
2029	8	5,921	8,718	3,836
Thereafter	9	7,972	12,296	4,299
	$88	$60,391	$85,678	$32,794
Weighted-Average Amortization Period (in years)	5	5	5	5

(1)Included as a component of Deferred Lease Costs in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

Piedmont considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. The majority of Piedmont’s cash and cash equivalents are held at major commercial banks and at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. Short-term investments consist of investments in demand deposit accounts stated at cost, which approximates estimated fair value, and available-for-sale securities associated with Piedmont's previous non-qualified deferred compensation program carried at estimated fair value.

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

Allowance for Doubtful Accounts

As detailed above, Piedmont records contra-revenue adjustments to reduce tenant and straight-line rent receivables to their net realizable value when collectibility is in question. During the year ended December 31, 2020, Piedmont also established an allowance for doubtful accounts due to the general uncertainty regarding collectibility of certain tenant receivables during the COVID-19 pandemic. The majority of this allowance was ultimately not used and was reversed during the two years ended December 31, 2023. A roll forward of the allowance for doubtful accounts for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Balance at Beginning of Period	Additions/Reversals as Decrease/(Increase) to Revenue	Write-offs	Balance at End of Period
Year Ended December 31,
2024	$—	$—	$—	$—
2023	$1,000	$(1,000)	$—	$—
2022	$4,000	$(3,000)	$—	$1,000

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

As a result of impairment assessments performed during the years ended December 31, 2023 and 2022 Piedmont determined that portions of its goodwill related to various reporting units were impaired, and recorded goodwill impairment charges in each period as further described in Note 6 below. No impairment charge relative to goodwill was recognized for the year ended December 31, 2024.

Interest Rate Derivatives

Piedmont has periodically entered into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2024 and 2023, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of operations as follows:

•Approximately $47.7 million, $56.1 million, and $57.9 million of deferred lease costs are included in amortization expense for the years ended December 31, 2024, 2023, and 2022, respectively; and
•Approximately $4.2 million, $4.4 million, and $4.2 million, of deferred lease costs related to lease incentives granted to tenants are included as an offset to rental and tenant reimbursement revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

Upon receipt of an early lease termination notice, Piedmont recognizes any unamortized deferred lease costs ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately.

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Piedmont had no such adjustments for the three years ended December 31, 2024.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2024, 2023, and 2022 of approximately $4.4 million, $4.7 million, and $2.8 million, respectively.

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

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of deferred stock units to its employees and board of directors. For employees, Piedmont's Long-term Incentive Compensation ("LTIC") program is comprised of an annual deferred stock unit component (the "Annual Deferred Stock Unit" program) and a multi-year performance share component (the "Performance Share" program). All awards granted during the three years ended December 31, 2024 pursuant to both the Annual Deferred Stock Unit and Performance Share programs, as well as director's awards, are classified as equity awards and expensed on a straight-line basis over the vesting period, with issuances recorded as a reduction to additional paid in capital. Forfeitures are recorded when they occur. Compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and board of directors in the accompanying consolidated statements of operations.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements. These operations resulted in approximately $2,000, $(39,000), and $(10,000) in income tax expense/(recoveries) for the years ended December 31, 2024, 2023, and 2022, respectively, as a component of other income/(expense) in the accompanying consolidated statements of operations. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in property operating costs in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

Income Tax Disclosure

The Financial Accounting Standards Board (the "FASB") has issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires expanded disclosure of tax information, including a rate reconciliation and the amounts of annual income taxes paid (net of refunds received), segregated by federal, state, and local jurisdictions. The amendments of ASU 2023-09 also require disclosure of income from continuing operations before income tax separated by domestic and foreign income, and eliminate the requirement to disclose the nature and estimates of the range of reasonable possible changes to unrecognized tax benefits within the following twelve months of the reporting period end. ASU 2023-09 is effective for Piedmont beginning with the filing of the Form 10-K for the year ended December 31, 2025. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2023-09.

Income Statement Expense Disaggregation Disclosures

The FASB has also issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 aims to enhance the transparency and presentation of income statement expenses in response to increasing demand from investors and other stakeholders for greater clarity and comparability surrounding the nature and composition of an entity's expenses. The amendments of ASU 2024-03 require tabular disclosure of certain cost and expense information, such as employee compensation, in the footnotes to the financial statements. ASU 2024-03 is effective for Piedmont beginning with the Form 10-K for the year ended December 31, 2027, and subsequent interim periods beginning in calendar-year 2028. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2024-03.

3.    Debt

During the year ended December 31, 2024, Piedmont OP issued $400 million in aggregate principal amount of 6.875% senior notes (the “$400 Million Unsecured Senior Notes”), which mature on July 15, 2029. Upon issuance of the $400 Million Unsecured Senior Notes, Piedmont OP received net proceeds of $396 million, reflecting a discount of approximately $4 million which will be amortized to interest expense over the 5-year term of the $400 Million Unsecured Senior Notes using the effective interest method. The $400 Million Unsecured Senior Notes are fully and unconditionally guaranteed by Piedmont. Interest on the $400 Million Unsecured Senior Notes is payable semi-annually on January 15 and July 15 of each year commencing January 15, 2025, and is subject to adjustment if the credit rating on the $400 Million Unsecured Notes falls below investment grade, as defined in the credit agreement.

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

Also, during the year ended December 31, 2024, Piedmont OP entered into a new $200 Million Unsecured 2024 Term Loan.

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

The net proceeds from both the $400 Million Unsecured Senior Notes and the new $200 Million Unsecured 2024 Term Loan described above were used to repay: the remaining balance on the $400 Million Senior Unsecured Notes due 2024; the $200 Million Unsecured 2022 Term Loan Facility; the $215 Million Unsecured 2023 Term Loan; and the outstanding balance on the $600 Million Unsecured 2022 Line of Credit.

The original term of the $200 Million Unsecured 2024 Term Loan was three years, with a maturity date of January 29, 2027; however, subsequent to December 31, 2024, Piedmont amended the $200 Million Unsecured 2024 Term Loan to increase the principal amount of the loan by $125 million to a total of $325 million principal amount outstanding and to add two six-month extension options for a final maturity date of January 29, 2028, provided Piedmont is not then in default and upon payment of extension fees. The net proceeds from the increased principal and Piedmont's $600 Million Unsecured 2022 Line of Credit, along with cash on hand, were used to repay the $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025.

Also subsequent to December 31, 2024, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided Piedmont is not then in default and upon payment of extension fees.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2024 and 2023, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							2024	2023
Secured (Fixed)
$197 Million Fixed-Rate Mortgage	4.10%		4.10%		10/1/2028		$192,423	$195,879
							192,423	195,879
Unsecured (Variable and Fixed)
$400 Million Unsecured Senior Notes due 2024	4.45%		4.10%		3/15/2024		—	50,154
$200 Million Unsecured 2022 Term Loan Facility	SOFR + 1.25%		6.70%		12/16/2024		—	100,000
$215 Million Unsecured 2023 Term Loan	SOFR + 1.30%		6.71%		1/31/2025		—	215,000
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%		4.79%		3/31/2025	(3)	250,000	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.04%	(4)	5.45%	(5)	6/30/2026	(6)	—	59,000
$200 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(4)	5.41%	(7)	1/29/2027	(8)	200,000	—
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		600,000	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	—
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
Discounts and unamortized debt issuance costs							(20,077)	(15,437)
Subtotal/Weighted Average	6.19%						2,029,923	1,858,717
Total/Weighted Average	6.01%						$2,222,346	$2,054,596

(1)All of Piedmont’s outstanding debt as of December 31, 2024 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)Subsequent to December 31, 2024, Piedmont repaid the outstanding balance of the $250 Million Unsecured 2018 Term Loan.
(4)The all-in interest rates associated for the SOFR selections are comprised of the relevant adjusted SOFR rate (calculated as the base SOFR interest rate plus a fixed adjustment of 0.10%) and a stated interest rate spread that can vary from 0.85% to 1.70% based upon the then current credit rating of Piedmont or Piedmont OP, whichever is higher. During any period that either Piedmont or Piedmont OP has received credit ratings from two different credit rating agencies that are not equivalent, the credit rating shall be determined as the higher of the two credit ratings.
(5)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal.
(6)Subsequent to December 31, 2024, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided Piedmont is not then in default and upon payment of extension fees.
(7)This term loan has a stated variable rate; however Piedmont has entered into interest rate swap agreements which effectively fix the interest rate on the aggregate principal amount of the term loan to 5.41% through February 1, 2026, assuming no change in Piedmont's or Piedmont OP's credit rating. See Note 4 for disclosures of Piedmont's derivative instruments.
(8)Subsequent to December 31, 2024, Piedmont amended the $200 Million Unsecured 2024 Term Loan to increase the principal amount of the loan by $125 million to a total of $325 million principal amount outstanding and to add two six-month extension options for a final maturity date of January 29, 2028, provided Piedmont is not then in default and upon payment of extension fees.

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2024, is provided below (in thousands):

2025	$253,295
2026	3,738
2027	203,895
2028	781,495
2029	400,000
Thereafter	600,000
Total	$2,242,423

Piedmont’s weighted-average interest rate as of December 31, 2024 and 2023, for the aforementioned borrowings was approximately 6.01% and 5.82%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $117.5 million, $81.0 million, and $66.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. Also, Piedmont capitalized interest of approximately $12.9 million, $7.0 million, and $4.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 5 for a description of Piedmont’s estimated fair value of debt as of December 31, 2024.

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

As of December 31, 2024, Piedmont was party to a total of twelve interest rate swap agreements which were designated as effective cash flow hedges and fully hedge the variable cash flows covering: 1) the entire outstanding balance of the $250 Million Unsecured 2018 Term Loan through the maturity of the loan in March 2025, and 2) the entire outstanding balance of the $200 Million Unsecured 2024 Term Loan through February 1, 2026. All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows related to these interest rate swap agreements is 13 months.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2024 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$250 Million Unsecured 2018 Term Loan	$100	3/29/2018	3/31/2025	(1)
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	$75	12/2/2022	3/31/2025	(1)
Interest rate swaps	3	$250 Million Unsecured 2018 Term Loan	$75	12/12/2022	3/31/2025	(1)
Interest rate swaps	2	$200 Million Unsecured 2024 Term Loan	$80	2/1/2024	2/1/2026
Interest rate swaps	2	$200 Million Unsecured 2024 Term Loan	$120	9/3/2024	2/1/2026
Total			$450

(1)Subsequent to December 31, 2024, Piedmont terminated the interest rate swap agreements in conjunction with the repayment of the $250 Million Unsecured 2018 Term Loan.

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2024 and 2023, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2024	December 31, 2023
Gross derivative assets	$671	$3,032
Gross derivative liabilities	(8)	—
Net derivative assets	$663	$3,032

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward starting interest rate swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the years ended December 31, 2024, 2023, and 2022, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2024	2023	2022
Amount of gain recognized in OCI	$3,005	$2,626	$8,202
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$3,710	$3,365	$(1,273)

Total amount of Interest Expense presented in the consolidated statements of operations	$(122,984)	$(101,258)	$(65,656)
Total amount of Loss on Early Extinguishment of Debt presented in the consolidated statements of operations	$(386)	$(820)	$—

Piedmont estimates that approximately $1.3 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2024.

See Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of December 31, 2024, all of Piedmont's net interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, notes receivable, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024			December 31, 2023
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$109,637	$109,637	Level 1	$825	$825	Level 1
Tenant receivables, net (1)	$5,524	$5,524	Level 1	$7,915	$7,915	Level 1
Restricted cash and escrows (1)	$4,245	$4,245	Level 1	$3,381	$3,381	Level 1
Interest rate swaps	$671	$671	Level 2	$3,032	$3,032	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$51,035	$51,035	Level 1	$49,706	$49,706	Level 1
Interest rate swaps	$8	$8	Level 2	$—	$—	Level 2
Debt, net	$2,222,346	$2,238,531	Level 2	$2,054,596	$1,953,447	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2024 and 2023; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2024 and 2023. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2024 and 2023, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

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

		Range of Discount Rates		Range of Capitalization Rates
Reporting Unit	Valuation Date	Low	High	Low	High
Boston	December 31, 2023	8.25%	9.75%	8.25%	9.00%
Minneapolis	September 30, 2023	8.50%	9.25%	8.50%	9.00%
New York	December 31, 2023	9.50%	9.50%	9.00%	9.00%
Northern Virginia/Washington D.C.	December 31, 2022	8.50%	9.50%	8.25%	9.25%

Real Estate Asset Impairment Charges

Piedmont recorded the following real estate asset impairment charges for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
One Lincoln Park	$932	$—	$—
750 West John Carpenter Freeway	17,500	—	—
80 and 90 Central Street	10,000	—	—
161 Corporate Center	5,400	—	—
9320 Excelsior Boulevard	—	—	10,000
Total impairment charge on real estate assets	$33,832	$—	$10,000

Management shortened the intended hold period for each of the above buildings and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge calculated as the difference between the carrying value of the asset and the estimated fair value. The estimated fair values were determined based on a negotiated potential selling prices with unrelated, third-party purchasers for each respective building. The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers. The One Lincoln Park building and 750 West John Carpenter Freeway building were subsequently sold during the year ended December 31, 2024 (see Note 11 for further details).

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2024, Piedmont had two individually significant unrecorded tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three years ended December 31, 2024.

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

A roll forward of Piedmont's equity based award activity for the year ended December 31, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2023	1,094,297	$11.35
Deferred Stock Awards Granted	1,026,709	$7.89
Performance Stock Awards Granted	641,985	$7.64
Change in Estimated Potential Share Awards based on TSR Performance	879,126	$10.08
Performance Stock Awards Vested	(5,734)	$15.40
Deferred Stock Awards Vested	(600,283)	$10.39
Deferred Stock Awards Forfeited	(17,665)	$11.06
Unvested and Potential Stock Awards as of December 31, 2024	3,018,435	$9.20

The following table provides additional information regarding stock award activity during the years ended 2024, 2023, and 2022 (in thousands except for per share amounts):

	2024	2023	2022
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$7.89	$9.60	$16.30
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$6,235	$5,448	$6,414
Share-based Liability Awards Paid During the Period (1)	$—	$—	$5,481

(1)Amounts reflect the issuance of performance share awards related to the 2019-21 Performance Share Plan during the year ended December 31, 2022.

A detail of Piedmont’s outstanding stock awards and programs as of December 31, 2024 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2024
February 10, 2022	Deferred Stock Award	139,831	$16.85	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 10, 2023, 2023, and 2025, respectively.	41,152
February 17, 2022	Fiscal Year 2022-2024 Performance Share Program	—	$17.77	Shares awarded, if any, will vest immediately upon determination of award in 2025.	133,022	(2)
February 13, 2023	Deferred Stock Award	331,069	$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, 2026, respectively.	172,643
February 23, 2023	Fiscal Year 2023-2025 Performance Share Program	—	$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	354,139	(2)
February 23, 2023	Deferred Stock Award	352,523	$9.47	Of the shares granted, 25% vested or will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	250,044
February 20, 2024	Fiscal Year 2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,119,352	(2)
February 20, 2024	Deferred Stock Award	520,002	$6.55	Of the shares granted, 25% vested or will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	479,048
May 7, 2024	Deferred Stock Award-Board of Directors	86,328	$6.95	Of the shares granted, 100% will vest on the earlier of the 2025 Annual Meeting or May 7, 2025.	86,328
October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% vested or will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	60,606
October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101
Total					3,018,435
(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2024.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2024. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the years ended December 31, 2024, 2023, and 2022, Piedmont recognized approximately $8.4 million, $8.1 million and $8.8 million of compensation expense related to stock awards, of which approximately $8.4 million, $8.1 million and $7.7 million related to the amortization of unvested and potential stock awards and the fair value adjustment for liability awards, respectively. During the year ended December 31, 2024, a total of 367,740 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of December 31, 2024, approximately $13.7 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

9.    Earnings Per Share

As Piedmont recognized a net loss for the years ended December 31, 2024 and 2023, earnings per share is computed using basic weighted-average common shares outstanding. For the year ended December 31, 2022, Piedmont calculated incremental weighted-average shares from time-vested deferred and performance stock awards of 172,694 shares. Unvested and potential stock awards which are determined to be anti-dilutive are not included in the calculation of diluted weighted average common shares. For the year ended December 31, 2022, Piedmont calculated and excluded 421,005 weighted average outstanding anti-dilutive.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	2024	2023	2022
Weighted-average common shares—basic	123,939	123,659	123,351
Plus: Incremental weighted-average shares from time-vested deferred and performance stock awards	—	—	173
Weighted-average common shares—diluted	123,939	123,659	123,524

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

The future minimum rental income from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2024 is presented below (in thousands):

Years ending December 31:
2025	$411,411
2026	398,353
2027	365,935
2028	329,755
2029	292,349
Thereafter	1,173,486
Total	$2,971,289

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively, as follows (in thousands):

	2024	2023	2022
Fixed payments	$445,456	$454,405	$451,403
Variable payments	98,608	100,908	94,338
Total Rental and Tenant Reimbursement Revenue	$544,064	$555,313	$545,741

11.    Property Dispositions and Assets Held for Sale

The following properties were sold during the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain/(Loss) on Sale of Real Estate Assets	Net Sales Proceeds
Two Pierce Place	Itasca, Illinois / Other	January 25, 2022	$1,741	$24,272
225 and 235 Presidential Way	Boston, Massachusetts / Boston	January 28, 2022	$49,218	$119,609
Cambridge Portfolio (1)	Cambridge, Massachusetts / Boston	December 2022	$102,570	$155,307	(2)
One Lincoln Park	Dallas, Texas / Dallas	March 20, 2024	$—	$53,308
750 West John Carpenter Freeway	Irving, Texas / Dallas	July 23, 2024	$(445)	$21,584

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

The 750 West John Carpenter Freeway building, which was assigned to the Dallas geographic reportable segment, was under a binding contract and met the criteria for held for sale classification as of June 30, 2024, and the assets of the property were presented as held for sale as of December 31, 2023 for comparability purposes. Details of such amounts as of December 31, 2023 are presented as follows (in thousands):

December 31, 2023
Real estate assets held for sale, net:
Land	$7,860
Building and improvements, less accumulated depreciation of $7,376 as of December 31, 2023	27,616
Construction in progress	727
Total real estate assets held for sale, net	$36,203

Other assets held for sale, net:
Straight-line rent receivables	$983
Prepaid expenses and other assets	908
Deferred lease costs, less accumulated amortization of $666 as of December 31, 2023	1,322
Total other assets held for sale, net	$3,213

12.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2024, 2023, and 2022 (in thousands) are outlined below:

	2024	2023	2022
Tenant improvements funded by tenants	$15,999	$33,472	$2,961
Accrued capital expenditures and deferred lease costs	$28,915	$28,173	$24,379
Change in accrued dividends	$154	$(10,215)	$(691)
Change in accrued deferred financing costs	$(232)	$(189)	$44

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022 to the consolidated balance sheets for the respective period (in thousands):

	2024	2023	2022
Cash and cash equivalents, beginning of period	$825	$16,536	$7,419
Restricted cash and escrows, beginning of period	3,381	3,064	1,441
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$4,206	$19,600	$8,860

Cash and cash equivalents, end of period	$109,637	$825	$16,536
Restricted cash and escrows, end of period	4,245	3,381	3,064
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$113,882	$4,206	$19,600

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

13.    Income Taxes

Piedmont’s income tax basis net income/(loss) for the years ended December 31, 2024, 2023, and 2022, is calculated as follows (in thousands):

	2024	2023	2022
GAAP basis financial statement net income/(loss)	$(79,069)	$(48,387)	$146,830
Increase/(decrease) in net income/(loss) resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	80,822	93,791	96,694
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(23,049)	(18,817)	(26,211)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(9,266)	(12,049)	(13,022)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(20,087)	—	(137,871)
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	4,771	6,212	3,111
Other expenses, including impairment charges, for financial reporting purposes in excess of amounts for income tax purposes	42,606	40,173	30,310
Taxable income for POH in excess of amount for financial reporting purposes	49	61	—
Income tax basis net income/(loss), prior to dividends paid deduction	$(3,223)	$60,984	$99,841

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2024	2023	2022
Ordinary income	—%	63.22%	82.85%
Return of capital	100%	34.69%	3.79%
Capital gains	—%	2.09%	13.36%
	100%	100%	100%

Piedmont had no uncertain tax positions as of December 31, 2024 or 2023.

14.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's CODM, as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of December 31, 2024, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

Accrual-based net operating income ("NOI") by geographic segment is the primary performance measure reviewed by Piedmont's CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating costs and other segment items from lease revenues and other property related income. Other segment items consist primarily of allocated costs and salaries which are recognized at the respective properties and eliminated in the preparation of consolidated financial statements. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. Piedmont's calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the year ended December 31, 2024 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$172,129	$63,211	$1,797	$110,715
Dallas	108,266	46,352	418	62,332
Orlando	59,542	25,836	154	33,860
Northern Virginia/Washington, D.C.	58,846	25,418	658	34,086
Minneapolis	48,578	25,655	630	23,553
New York	55,916	25,796	80	30,200
Boston	45,766	17,512	42	28,296
Total reportable segments	549,043	229,780	3,779	323,042
Other	21,281	4,344	(4,439)	12,498
Totals	$570,324	$234,124	$(660)	$335,540

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the year ended December 31, 2023 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$161,310	$59,232	$1,396	$103,474
Dallas	111,592	47,574	548	64,566
Orlando	61,688	25,110	61	36,639
Northern Virginia/Washington, D.C.	60,324	24,902	911	36,333
Minneapolis	63,713	30,954	543	33,302
New York	54,040	24,764	81	29,357
Boston	42,847	17,181	39	25,705
Total reportable segments	555,514	229,717	3,579	329,376
Other	22,242	5,374	(3,899)	12,969
Totals	$577,756	$235,091	$(320)	$342,345

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the year ended December 31, 2022 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$131,230	$49,192	$840	$82,878
Dallas	109,298	47,409	555	62,444
Orlando	58,203	22,938	62	35,327
Northern Virginia/Washington, D.C.	63,534	24,637	1,097	39,994
Minneapolis	61,530	30,166	522	31,886
New York	56,189	25,014	77	31,252
Boston	59,212	20,185	74	39,101
Total reportable segments	539,196	219,541	3,227	322,882
Other	24,570	6,517	(3,368)	14,685
Totals	$563,766	$226,058	$(141)	$337,567

A reconciliation of Net income/(loss) applicable to Piedmont to NOI is presented below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income/(loss) applicable to Piedmont	$(79,069)	$(48,387)	$146,830
Management fee revenue (1)	(1,091)	(1,004)	(1,004)
Depreciation and amortization	226,540	236,214	224,553
Impairment charges	33,832	29,446	25,981
General and administrative expenses	35,423	29,190	29,127
Interest expense	122,984	101,258	65,656
Other income	(3,915)	(3,256)	(1,847)
Loss on early extinguishment of debt	386	820	—
Gain on sale of real estate assets	445	(1,946)	(151,729)
Net loss applicable to noncontrolling interests	5	10	—
NOI	$335,540	$342,345	$337,567

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

15.    Subsequent Events

Refinancing Activity

On February 13, 2025, Piedmont amended the $200 Million Unsecured 2024 Term Loan to increase the principal amount by $125 million to a total of $325 million principal amount outstanding and to add two six-month extension options for a final maturity date of January 29, 2028, provided Piedmont is not then in default and upon payment of extension fees. The net proceeds from the increased principal and Piedmont's line of credit, along with cash on hand, were used to repay the $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025.

Additionally, Piedmont also recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided Piedmont is not then in default and upon payment of extension fees.

Declaration of Dividend for the First Quarter 2025

On February 3, 2025, the board of directors declared a dividend for the first quarter 2025 in the amount of $0.125 per share on its common stock to stockholders of record as of the close of business on February 21, 2025, payable on March 14, 2025.

Piedmont Office Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2024
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	7,248	5,506	46,757	52,263	27,984	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	20,783	8,021	65,616	73,637	34,554	2000	12/21/2000	0	-	40
90 CENTRAL STREET	Boxborough, MA	100%	None	3,642	29,497	33,139	(2,431)	3,642	27,066	30,708	18,552	2001	5/3/2002	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	16,701	3,157	60,357	63,514	29,996	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	12,169	3,157	54,831	57,988	33,887	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,524	3,157	47,558	50,715	22,193	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	32,148	11,138	207,777	218,915	107,096	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	2,344	6,662	71,375	78,037	36,609	2000	8/1/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	6,242	22,146	55,982	78,128	28,170	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	20,390	13,636	91,308	104,944	46,215	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	12,999	21,959	60,601	82,560	33,530	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	14,715	31,985	77,854	109,839	40,804	2001	11/19/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	113,309	60,708	254,109	314,817	95,013	1962	12/31/2003	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	49,860	11,791	119,474	131,265	55,771	1987	12/9/2004	0	-	40
LAS COLINAS CORPORATE CENTER I	Irving, TX	100%	None	3,912	18,830	22,742	4,511	2,543	24,710	27,253	8,520	1998	8/31/2006	0	-	40
LAS COLINAS CORPORATE CENTER II	Irving, TX	100%	None	4,496	29,881	34,377	6,008	2,543	37,842	40,385	16,431	1998	8/31/2006	0	-	40
ONE MERIDIAN	Richfield, MN	100%	None	2,919	24,398	27,317	1,141	2,919	25,539	28,458	8,708	1997	10/1/2010	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2024
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
TWO MERIDIAN	Richfield, MN	100%	None	2,661	25,742	28,403	13,454	2,661	39,196	41,857	9,447	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	10,308	1,780	21,818	23,598	8,628	2008	6/7/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	4,945	2,570	25,500	28,070	11,630	2008	11/10/2011	0	-	40
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	7,669	36,930	136,739	173,669	41,788	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	34,577	7,190	90,022	97,212	27,464	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	6,124	4,820	43,891	48,711	14,565	1998	12/5/2013	0	-	40
161 CORPORATE CENTER	Irving, TX	100%	None	2,020	10,680	12,700	(4,901)	2,020	5,779	7,799	3,518	1998	12/30/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	None	9,560	50,276	59,836	6,357	9,560	56,633	66,193	17,962	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	26,414	5,870	93,263	99,133	27,385	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	5,123	2,147	27,048	29,195	7,725	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	10,923	4,470	48,971	53,441	13,945	1986	1/16/2015	0	-	40
80 CENTRAL STREET	Boxborough, MA	100%	None	1,980	8,930	10,910	696	1,980	9,626	11,606	3,295	1988	7/24/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,319	1,890	95,413	97,303	24,649	2015	N/A	0	-	40
200 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	11,660	139,015	150,675	54,402	11,660	193,417	205,077	40,792	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	22,369	4,000	95,923	99,923	26,005	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	13,342	5,960	63,355	69,315	15,288	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	5,540	6,470	83,398	89,868	22,442	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	427	4,550	56,036	60,586	14,140	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	2,029	6,240	59,153	65,393	15,490	1997 / 2008	8/10/2016	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2024
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	28,446	6,470	84,271	90,741	19,708	1984	10/7/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	7,226	4,361	29,545	33,906	9,662	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	887	2,805	29,006	31,811	4,270	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	(15,208)	3,707	20,134	23,841	4,374	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	5,309	10,230	60,096	70,326	11,001	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	8,479	7,285	80,928	88,213	16,453	1982	5/6/2019	0	-	40
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	4,003	5,687	96,918	102,605	16,428	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	36,172	5,418	117,175	122,593	15,104	2002	8/23/2019	0	-	40
ONE GALLERIA TOWER	Dallas, TX	100%	None	5,286	107,767	113,053	33,722	5,286	141,489	146,775	28,267	1982	2/12/2020	0		40
TWO GALLERIA TOWER	Dallas, TX	100%	None	3,835	109,605	113,440	21,018	3,836	130,622	134,458	26,865	1985	2/12/2020	0		40
THREE GALLERIA TOWER	Dallas, TX	100%	None	6,541	125,490	132,031	7,931	6,541	133,421	139,962	18,764	1991	2/12/2020	0		40
222 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	1,899	18,417	20,316	22,834	1,899	41,251	43,150	345	1959	10/29/2020	0		40
999 PEACHTREE STREET	Atlanta, GA	100%	None	49,067	156,109	205,176	41,585	49,067	197,694	246,761	29,309	1987	10/22/2021	0		40
1180 PEACHTREE STREET	Atlanta, GA	100%	$192,423	56,932	389,654	446,586	2,444	56,932	392,098	449,030	35,906	2005	8/10/2022	0		40
UNDEVELOPED LAND PARCELS	Various	100%	None	48,667	—	48,667	3,899	45,782	6,784	52,566	227	N/A	Various		N/A
Total—All Properties				$531,996	$3,355,592	$3,887,588	$800,525	$552,744	$4,135,369	$4,688,113	$1,226,874

(1)    All of Piedmont's properties are office buildings, except for the separately described Undeveloped Land Parcels.
(2)    Total initial cost excludes purchase price allocated to intangible lease origination costs and intangible lease liabilities.
(3)    Includes improvements and carrying costs capitalized subsequent to acquisition, as well as reductions related to write-offs of fully depreciated/amortized capitalized assets and impairment charges related to real estate assets.
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

Piedmont Office Realty Trust, Inc.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(dollars in thousands)

	2024	2023	2022
Real Estate:
Balance at the beginning of the year	$4,647,105	$4,506,328	$4,206,993
Additions to/improvements of real estate	227,737	191,305	565,552
Assets disposed	(89,666)	—	(214,728)
Assets impaired (1)	(33,832)	—	(10,000)
Write-offs of fully amortized intangible assets	(34,194)	(34,419)	(26,430)
Write-offs of fully depreciated assets	(29,037)	(16,109)	(15,059)
Balance at the end of the year	$4,688,113	$4,647,105	$4,506,328
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,134,578	$1,005,704	$961,682
Depreciation and amortization expense	177,622	179,402	166,234
Assets disposed	(22,095)	—	(80,723)
Write-offs of fully amortized intangible assets	(34,194)	(34,419)	(26,430)
Write-offs of fully depreciated assets	(29,037)	(16,109)	(15,059)
Balance at the end of the year	$1,226,874	$1,134,578	$1,005,704

(1)Piedmont recognized an impairment loss on the One Lincoln Park, 750 West John Carpenter Freeway, 80 and 90 Central Street, and 161 Corporate Center during the year ended December 31, 2024 as well as the 9320 Excelsior Building during the year ended December 31, 2022. (See Note 6 to the accompanying consolidated financial statements).
S-4