Form 10-Q
period 2025-03-31
Piedmont Office Realty Trust, Inc.
filed 2025-04-28
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 25, 2025:
124,408,011 shares

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
•The illiquidity of real estate investments, including economic changes, such as rising interest rates, costs of construction, improvements and redevelopments, and available financing, which could impact the number of buyers/sellers of our target properties, and regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
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
•Additional risks and costs associated with directly managing properties occupied by government tenants, such as potential changes in the political environment, a reduction in federal or state funding of our governmental tenants, government layoffs or an increased risk of default by government tenants during periods in which state or federal governments are shut down or on furlough;
•Significant price and volume fluctuations in the public markets, including on the exchange which we listed our common stock;
•Risks associated with incurring mortgage and other indebtedness, including changing capital reserve requirements on our lenders and rising interest rates for new debt financings;

•A downgrade in our credit ratings, the credit ratings of Piedmont Operating Partnership, L.P. ("Piedmont OP") or the credit ratings of our or Piedmont OP's unsecured debt securities, which could, among other effects, trigger an increase in the stated rate of one or more of our unsecured debt instruments;
•The effect of future offerings of debt or equity securities on the value of our common stock;
•Additional risks and costs associated with adverse U.S. global and economic conditions, inflation and potential increases in the rate of inflation, including the impact of a possible recession, uncertainty and volatility in financial markets, and any changes in governmental rules, regulations, and fiscal policies;
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
•Actual or threatened public health epidemics or outbreaks of highly infectious or contagious diseases, such as the COVID-19 pandemic, as well as immediate and long-term governmental and private measures taken to combat such health crises; and
•Other factors, including the risk factor described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, as well as the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2024. Piedmont’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$550,724	$552,744
Buildings and improvements, less accumulated depreciation of $1,183,585 and $1,150,892 as of March 31, 2025 and December 31, 2024, respectively	2,734,788	2,743,912
Intangible lease assets, less accumulated amortization of $77,090 and $75,982 as of March 31, 2025 and December 31, 2024, respectively	56,176	60,479
Construction in progress	107,422	104,104
Total real estate assets	3,449,110	3,461,239
Cash and cash equivalents	2,911	109,637
Tenant receivables	7,026	5,524
Straight-line rent receivables	201,228	193,783
Restricted cash and escrows	3,723	4,245
Prepaid expenses and other assets	29,075	25,792
Goodwill	53,491	53,491
Interest rate swaps	27	671
Deferred lease costs, less accumulated amortization of $208,218 and $204,150 as of March 31, 2025 and December 31, 2024, respectively	257,366	260,269
Total assets	$4,003,957	$4,114,651
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $23,305 and $20,077 as of March 31, 2025 and December 31, 2024, respectively	$1,994,695	$2,029,923
Secured debt	191,536	192,423
Accounts payable, accrued expenses and accrued capital expenditures	119,994	149,048
Dividends payable	—	15,298
Deferred income	104,988	107,030
Intangible lease liabilities, less accumulated amortization of $34,495 and $33,641 as of March 31, 2025 and December 31, 2024, respectively	30,720	32,794
Interest rate swaps	293	8
Total liabilities	2,442,226	2,526,524
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2025 or December 31, 2024	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,408,011 and 124,083,038 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,244	1,241
Additional paid-in capital	3,723,373	3,723,680
Cumulative distributions in excess of earnings	(2,153,834)	(2,128,194)
Accumulated other comprehensive loss	(10,575)	(10,123)
Piedmont stockholders’ equity	1,560,208	1,586,604
Noncontrolling interest	1,523	1,523
Total stockholders’ equity	1,561,731	1,588,127
Total liabilities and stockholders’ equity	$4,003,957	$4,114,651
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental and tenant reimbursement revenue	$136,064	$139,081
Property management fee revenue	81	157
Other property related income	6,541	5,300
	142,686	144,538
Expenses:
Property operating costs	57,914	59,444
Depreciation	40,893	38,869
Amortization	15,421	18,120
Impairment charges	—	18,432
General and administrative	7,563	7,612
	121,791	142,477
Other income (expense):
Interest expense	(31,677)	(29,714)
Other income	395	278
Loss on early extinguishment of debt	(500)	(386)
Gain on sale of real estate assets	789	—
	(30,993)	(29,822)
Net loss	(10,098)	(27,761)
Net income applicable to noncontrolling interest	(6)	(2)
Net loss applicable to Piedmont	$(10,104)	$(27,763)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.08)	$(0.22)
Weighted-average common shares outstanding – basic and diluted	124,257,969	123,799,683
See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025		2024

Net loss applicable to Piedmont		$(10,104)		$(27,763)
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(240)		2,431
Minus: Reclassification of net gain included in net loss (See Note 4)	(212)		(1,103)
Other comprehensive income/(loss)		(452)		1,328
Comprehensive loss applicable to Piedmont		$(10,556)		$(26,435)

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127
Costs of issuance of common stock	—	—	(168)	—	—	—	(168)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(6)	(15,542)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	325	3	(139)	—	—	—	(136)
Net income applicable to noncontrolling interest	—	—	—	—	—	6	6
Net loss applicable to Piedmont	—	—	—	(10,104)	—	—	(10,104)
Other comprehensive loss	—	—	—	—	(452)	—	(452)
Balance, March 31, 2025	124,408	$1,244	$3,723,373	$(2,153,834)	$(10,575)	$1,523	$1,561,731

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,479)	—	(7)	(15,486)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	173	2	857	—	—	—	859
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net loss applicable to Piedmont	—	—	—	(27,763)	—	—	(27,763)
Other comprehensive income	—	—	—	—	1,328	—	1,328
Balance, March 31, 2024	123,888	$1,239	$3,717,599	$(2,030,389)	$(8,090)	$1,553	$1,681,912

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(10,098)	$(27,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,893	38,869
Amortization of debt issuance costs inclusive of settled interest rate swaps	1,931	1,419
Other amortization	14,414	16,661
Impairment charges	—	18,432
Loss on early extinguishment of debt	500	386
Stock compensation expense	2,193	1,881
Gain on sale of real estate assets	(789)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(9,762)	(6,663)
(Increase)/decrease in prepaid expenses and other assets	(3,778)	3,662
Decrease in accounts payable and accrued expenses	(29,748)	(23,626)
(Decrease)/increase in deferred income	(2,042)	101
Net cash provided by operating activities	3,714	23,361
Cash Flows from Investing Activities:
Capitalized expenditures	(39,629)	(46,063)
Net sales proceeds from wholly-owned properties	5,660	53,308
Deferred lease costs paid	(5,797)	(9,212)
Net cash used in investing activities	(39,766)	(1,967)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(251)	(747)
Proceeds from debt	366,087	459,400
Repayments of debt	(403,886)	(445,005)
Costs of issuance of common stock	(168)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(2,138)	(855)
Dividends paid	(30,840)	(30,628)
Net cash used in financing activities	(71,196)	(17,835)
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(107,248)	3,559
Cash, cash equivalents, and restricted cash and escrows, beginning of period	113,882	4,206
Cash, cash equivalents, and restricted cash and escrows, end of period	$6,634	$7,765

See accompanying notes

PIEDMONT OFFICE REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
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

As of March 31, 2025, Piedmont owned and operated a portfolio comprised of 30 in-service projects and three redevelopment projects. The in-service office projects total approximately 15.2 million square feet (unaudited) of primarily Class A office space and were 88.1% leased as of March 31, 2025.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Fixed payments	$111,776	$113,313
Variable payments	24,288	25,768
Total Rental and Tenant Reimbursement Revenue	$136,064	$139,081

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

3.    Debt

During the three months ended March 31, 2025, Piedmont amended the $200 Million Unsecured 2024 Term Loan (as amended, the "$325 Million Unsecured 2024 Term Loan) to increase the principal amount of the loan by $125 million to a total of $325 million and to add two six-month extension options for a final maturity date of January 29, 2028, provided that Piedmont is not in default as of the extension date and upon payment of extension fees. The net proceeds from the $325 Million Unsecured 2024 Term Loan and Piedmont's $600 Million Unsecured 2022 Line of Credit, along with cash on hand, were used to repay the $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025. In conjunction with this repayment, Piedmont recognized a loss of approximately $0.5 million as a result of expensing unamortized financing costs due to the early extinguishment of debt.

Also during the three months ended March 31, 2025, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided that Piedmont is not in default as of the extension date and upon payment of extension fees.

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							March 31, 2025	December 31, 2024
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$191,536	$192,423
Subtotal							$191,536	$192,423
Unsecured (Variable and Fixed)
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%		4.79%		3/31/2025		$—	$250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	5.56%	(4)	6/30/2028	(5)	93,000	—
$325 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(3)	5.48%	(6)	1/29/2027	(7)	325,000	200,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		600,000	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
Unamortized discounts and debt issuance costs							(23,305)	(20,077)
Subtotal/Weighted Average			6.29%				$1,994,695	$2,029,923
Total/Weighted Average			6.10%				$2,186,231	$2,222,346

(1)All of Piedmont’s outstanding debt as of March 31, 2025 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, which is secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)The all-in interest rates associated for the SOFR selections are comprised of the relevant adjusted SOFR rate (calculated as the base SOFR interest rate plus a fixed adjustment of 0.10%) and a stated interest rate spread that can vary from 0.72% to 1.40% on the $600 Million Unsecured 2022 Line of Credit and 0.85% to 1.70% on the $325 Million Unsecured 2024 Term Loan based upon the then current credit rating (as defined in the respective loan agreement) of Piedmont or Piedmont OP.
(4)On a periodic basis, Piedmont may select from multiple interest rate options, including the prime rate and various-length SOFR locks on all or a portion of the principal.
(5)Piedmont may extend the term for up to two additional years (through two available one-year extensions to a final extended maturity date of June 30, 2030); provided that Piedmont is not then in default and upon payment of extension fees.
(6)This term loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements that effectively fix the interest rate on the aggregate principal amount of the term loan to 5.48% through February 1, 2026, assuming no change in Piedmont's or Piedmont OP's credit rating. See Note 4 for disclosures of Piedmont's derivative instruments.
(7)Piedmont may extend the term for up to two six-month extension options for a final maturity date of January 29, 2028; provided that Piedmont is not then in default and upon payment of extension fees.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $54.6 million and $46.0 million for the three months ended March 31, 2025 and 2024, respectively. Also, Piedmont capitalized interest of approximately $3.3 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2025.

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

During the three months ended March 31, 2025, Piedmont terminated eight interest rate swap agreements associated with the $250 Million Unsecured 2018 Term Loan in conjunction with paying off the loan. Additionally, Piedmont entered into one new interest rate swap agreement to fully hedge the risk of changes in the interest-related cash flows associated with the additional $125 million of principal resulting from the upsized $325 Million Unsecured 2024 Term Loan (see Note 3 above) through February 1, 2026. All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 months.

A detail of Piedmont’s interest rate derivatives outstanding as of March 31, 2025 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Total Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	2	$325 Million Unsecured 2024 Term Loan	$80	2/1/2024	2/1/2026
Interest rate swaps	2	$325 Million Unsecured 2024 Term Loan	120	9/3/2024	2/1/2026
Interest rate swaps	1	$325 Million Unsecured 2024 Term Loan	125	2/19/2025	2/1/2026
Total			$325

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2025 and December 31, 2024, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2025	December 31, 2024
Gross derivative assets	$27	$671
Gross derivative liabilities	(293)	(8)
Net derivative asset/(liability)	$(266)	$663

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2025 and 2024, respectively, is as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2025	March 31, 2024
Amount of gain/(loss) recognized in OCI	$(240)	$2,431
Amount of previously recorded gain reclassified from OCI into interest expense	$212	$1,103

Total amount of interest expense presented in the consolidated statements of operations	$(31,677)	$(29,714)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$(500)	$(386)

Piedmont estimates that approximately $2.5 million will be reclassified from OCI as an increase in interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.3 million as of March 31, 2025. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31, 2025			December 31, 2024
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$2,911	$2,911	Level 1	$109,637	$109,637	Level 1
Tenant receivables, net (1)	$7,026	$7,026	Level 1	$5,524	$5,524	Level 1
Restricted cash and escrows (1)	$3,723	$3,723	Level 1	$4,245	$4,245	Level 1
Interest rate swaps	$27	$27	Level 2	$671	$671	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$21,090	$21,090	Level 1	$51,035	$51,035	Level 1
Interest rate swaps	$293	$293	Level 2	$8	$8	Level 2
Debt, net	$2,186,231	$2,202,413	Level 2	$2,222,346	$2,238,531	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2025 and December 31, 2024; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of March 31, 2025 and December 31, 2024. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of March 31, 2025 and December 31, 2024, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

During the three months ended March 31, 2024, management shortened the intended hold period for the 750 West John Carpenter Freeway building located in Irving, Texas and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows associated with the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge of approximately $17.5 million calculated based on the difference between the carrying value of the asset and the estimated fair value. The estimated fair value was determined based on a negotiated potential selling price with an unrelated, third-party. On July 23, 2024, Piedmont completed the sale of the 750 West John Carpenter Freeway building.

Additionally, during the three months ended March 31, 2024, Piedmont recognized an impairment charge of approximately $0.9 million in conjunction with the sale of One Lincoln Park located in Dallas, Texas. The offer to purchase, contractual negotiations, due diligence, and completion of the sale all occurred during the three months ended March 31, 2024.

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2025, Piedmont had one individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three months ended March 31, 2025 or 2024.

8.    Property Dispositions

During the three months ended March 31, 2025, Piedmont sold the 161 Corporate Center building in Irving, Texas to an unrelated, third-party buyer and recognized a gain on sale of approximately $0.1 million. Additionally, Piedmont recognized a gain on sale of real estate assets of $0.7 million related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024. During the three months ended March 31, 2024, Piedmont sold the One Lincoln Park building located in Dallas, Texas, to an unrelated, third-party owner/user for net sale proceeds of approximately $53.3 million.

9.    Stock Based Compensation
Annually, the Compensation Committee of Piedmont's Board of Directors has granted deferred stock award units to certain employees at its discretion. Employee awards typically vest ratably over four years. In addition, Piedmont's independent directors receive an annual grant of deferred stock award units for services rendered and such awards vest over a one-year service period.

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

A roll forward of Piedmont's equity based award activity for the three months ended March 31, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2024	3,018,435	$9.20
Deferred Stock Awards Granted	439,074	$8.50
Performance Stock Awards Granted	509,686	$10.05
Change in Estimated Potential Share Awards based on TSR Performance	(675,925)	$9.45
Performance Stock Awards Vested	(261,928)	$13.69
Deferred Stock Awards Vested	(330,589)	$9.61
Unvested and Potential Stock Awards as of March 31, 2025	2,698,753	$8.70

The following table provides additional information regarding stock award activity during the three months ended March 31, 2025 and 2024, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$8.50	$6.55
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$3,178	$3,801

A detail of Piedmont’s outstanding stock awards and programs as of March 31, 2025 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 13, 2023	Deferred Stock Award	293,991	$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	86,315
February 23, 2023	2023-2025 Performance Share Program	—	$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	304,936	(2)
February 23, 2023	Deferred Stock Award	317,321	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	166,695
February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	873,410	(2)
February 20, 2024	Deferred Stock Award	468,436	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	359,288
May 7, 2024	Deferred Stock Award-Board of Directors	93,264	$6.97	Of the shares granted, 100% will vest on the earlier of the 2025 Annual Meeting or May 7, 2025.	93,264
October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% vested or will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	60,606
October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101
February 3, 2025	Deferred Stock Award	432,138	$8.52	Of the shares granted, 25% vested or will vest on October 1, 2026, 2027, 2028, and 2029, respectively.	432,138
February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	—	(2)
Total					2,698,753

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2025.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2025. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended March 31, 2025 and 2024, Piedmont recognized approximately $2.2 million and $1.9 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the three months ended March 31, 2025, 324,973 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees. As of March 31, 2025, approximately $20.3 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the three months ended March 31, 2025 and 2024 (in thousands) are outlined below:

	Three Months Ended
	March 31, 2025	March 31, 2024
Tenant improvements funded by tenants	$—	$5,590
Accrued capital expenditures and deferred lease costs	$23,817	$25,731
Change in accrued dividends	$(15,298)	$(15,142)
Change in accrued deferred financing costs	$(20)	$(232)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, to the consolidated balance sheets for the respective period (in thousands):

	2025	2024
Cash and cash equivalents, beginning of period	$109,637	$825
Restricted cash and escrows, beginning of period	4,245	3,381
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$113,882	$4,206

Cash and cash equivalents, end of period	$2,911	$3,544
Restricted cash and escrows, end of period	3,723	4,221
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$6,634	$7,765

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

11.    Earnings Per Share

As Piedmont recognized a net loss for both the three months ended March 31, 2025 and 2024, earnings per share is computed using basic weighted-average common shares outstanding.

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's CODM, as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of March 31, 2025, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

Accrual-based net operating income ("NOI") by geographic segment is the primary performance measure reviewed by Piedmont's CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating costs and other segment items from lease revenues and other property related income. Other segment items consist primarily of allocated costs and salaries, which are recognized at the respective properties and eliminated in the preparation of consolidated financial statements. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. Piedmont's calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the three months ended March 31, 2025 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,742	$16,413	$482	$28,811
Dallas	26,886	11,084	106	15,908
Orlando	15,738	6,576	50	9,212
Northern Virginia/Washington, D.C.	13,545	6,470	166	7,241
Minneapolis	10,808	4,977	162	5,993
New York	14,549	7,004	20	7,565
Boston	11,446	4,520	12	6,938
Total reportable segments	137,714	57,044	998	81,668
Other	4,972	870	(954)	3,148
Totals	$142,686	$57,914	$44	$84,816

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the three months ended March 31, 2024 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$41,770	$16,071	$444	$26,143
Dallas	28,705	12,290	120	16,535
Orlando	15,349	6,350	15	9,014
Northern Virginia/Washington, D.C.	15,581	6,434	164	9,311
Minneapolis	13,117	6,644	157	6,630
New York	13,691	6,462	20	7,249
Boston	11,143	3,971	10	7,182
Total reportable segments	139,356	58,222	930	82,064
Other	5,182	1,222	(818)	3,142
Totals	$144,538	$59,444	$112	$85,206

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss applicable to Piedmont	$(10,104)	$(27,763)
Management fee revenue (1)	(64)	5
Depreciation and amortization	56,315	56,989
Impairment charges	—	18,432
General and administrative expenses	7,563	7,612
Interest expense	31,677	29,714
Other income	(288)	(171)
Loss on early extinguishment of debt	500	386
Gain on sale of real estate assets	(789)	—
Net income applicable to noncontrolling interest	6	2
Total NOI	$84,816	$85,206

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Office Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of the date of this filing, we had approximately $500 million of borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe that we have sufficient liquidity to meet our obligations for the foreseeable future ; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the three months ended March 31, 2025 and 2024 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Capital expenditures for redevelopment/renovations	$20,119	$17,140
Other capital expenditures, including building and tenant improvements	19,510	28,923
Total capital expenditures (1)	$39,629	$46,063

(1)Of the total amounts paid, approximately $5.5 million and $4.0 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the three months ended March 31, 2025 and 2024, respectively.

Capital expenditures for redevelopment/renovations noted above during both the three months ended March 31, 2025 and 2024 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment, including: Galleria Towers in Dallas, Texas; The Exchange in Orlando, Florida; Galleria on the Park in Atlanta, Georgia, and Meridian in suburban Minneapolis, Minnesota, among others.

Other capital expenditures, including building and tenant improvements noted above includes all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office properties.

We currently do not anticipate incurring any unusually large or material capital expenditures within any given year in order to meet recognized sustainable development standards, and achieve our environmental impact goals.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the three months ended March 31, 2025, we committed to spend approximately $6.69 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.13 (net of expired lease commitments) for the three months ended March 31, 2024. As of March 31, 2025, we had one individually significant unrecorded tenant allowance commitment greater than $10 million.

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

Although reducing outstanding debt remains our priority, subject to the identification and availability of suitable investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. Additionally, we may use capital to repay debt when we deem it prudent to refinance or reduce various obligations.

We also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance), if any, of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended March 31, 2025 was approximately $10.1 million, or $0.08 per diluted share, as compared with net loss applicable to common stockholders of $27.8 million, or $0.22 per diluted share, for the three months ended March 31, 2024. The primary driver of the $17.7 million decrease in net loss was the non-recurrence of an approximately $18.4 million impairment charge recognized during the first quarter of 2024. This decrease was partially offset by increased interest expense, net of interest income, during the three months ended March 31, 2025 as compared to the same period in the prior year.

Comparison of the Three Months Ended March 31, 2025 Versus the Three Months Ended March 31, 2024

The following table sets forth selected data from our consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively, as well as each balance as a percentage of total revenues for the same period presented (dollars in millions):

	March 31, 2025	% of Revenues	March 31, 2024	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$136.1		$139.1		$(3.0)
Property management fee revenue	0.1		0.1		—
Other property related income	6.5		5.3		1.2
Total revenues	142.7	100%	144.5	100%	(1.8)
Expense:
Property operating costs	57.9	40%	59.5	41%	(1.6)
Depreciation	40.9	29%	38.9	26%	2.0
Amortization	15.4	11%	18.1	13%	(2.7)
Impairment charges	—	—%	18.4	13%	(18.4)
General and administrative	7.6	5%	7.6	5%	—
	121.8		142.5		(20.7)
Other income (expense):
Interest expense	(31.7)	22%	(29.7)	21%	(2.0)
Other income	0.4	—%	0.3	—%	0.1
Loss on early extinguishment of debt	(0.5)	—%	(0.4)	—%	(0.1)
Gain on sale of real estate assets	0.8	—%	—	—%	0.8
Net loss	$(10.1)	(7)%	$(27.8)	(19)%	$17.7

Revenue

Rental and tenant reimbursement revenue decreased approximately $3.0 million for the three months ended March 31, 2025 as compared to the same period in the prior year. The decrease was primarily due to downtime between certain large tenant expirations and the commencement of recently executed leases, as well as the disposition of two properties in 2024. The impact of these decreases is partially offset by the roll up of rental rates and new leases commencing during the twelve months ended March 31, 2025.

Other property related income increased approximately $1.2 million for the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to increased occupancy and utilization at our properties and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs decreased approximately $1.6 million for the three months ended March 31, 2025 as compared to the same period in the prior year. The variance was primarily due to a decrease in property operating expenses associated with the sale of two properties in 2024.

Depreciation expense increased approximately $2.0 million for the three months ended March 31, 2025 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2024.

Amortization expense decreased approximately $2.7 million for the three months ended March 31, 2025 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2024.

During the three months ended March 31, 2024, we recognized a non-cash impairment charge of approximately $18.4 million primarily related to shortening the projected hold period for one property. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $2.0 million for the three months ended March 31, 2025 as compared to the same period in the prior year primarily driven by refinancing activity at higher interest rates during the twelve months ended March 31, 2025.

Gain on sale of real estate assets during the three months ended March 31, 2025 primarily consists of the gain recognized on the sale of the 161 Corporate Boulevard building, which closed in February of 2025, as well as recognition of the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

Issuer and Guarantor Financial Information

As of March 31, 2025, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.6 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Office Realty Trust, Inc. as Issuer and Guarantor, respectively	As of March 31, 2025	As of December 31, 2024

Due from non-guarantor subsidiary	$900	$900
Total assets	$268,466	$376,871
Total liabilities	$2,036,910	$2,108,306

		For the Three Months Ended March 31, 2025
Total revenues		$12,352
Net loss		$(29,696)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of March 31, 2025, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to Net Operating Income ("NOI").

The following table presents accrual-basis NOI by geographic segment (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Atlanta	$28,811	$26,143
Dallas	15,908	16,535
Orlando	9,212	9,014
Northern Virginia/Washington, D.C.	7,241	9,311
Minneapolis	5,993	6,630
New York	7,565	7,249
Boston	6,938	7,182
Total reportable segments	81,668	82,064
Other	3,148	3,142
Total NOI	$84,816	$85,206

Comparison of the Three Months Ended March 31, 2025 Versus the Three Months Ended March 31, 2024

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park and Glenridge Highlands projects during the three months ended March 31, 2025 as compared to the same period in the prior year.

Northern Virginia/Washington, D.C.

NOI decreased primarily due to the expiration or downsizing of certain tenants at our 1201 & 1225 Eye Street project, our 4250 North Fairfax Drive project, and our Arlington Gateway project during the three months ended March 31, 2025 as compared to the same period in the prior year.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three months ended March 31, 2025 and 2024 are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
GAAP net loss applicable to common stock	$(10,104)	$(27,763)
Depreciation of real estate assets	40,513	38,586
Amortization of lease-related costs	15,413	18,112
Impairment charges	—	18,432
Gain on sale of real estate assets	(789)	—
NAREIT FFO applicable to common stock	45,033	47,367
Adjustments:
Loss on early extinguishment of debt	500	386
Core FFO applicable to common stock	45,533	47,753
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,456	1,208
Depreciation of non-real estate assets	369	272
Straight-line effects of lease revenue	(9,668)	(5,288)
Stock-based compensation adjustments	55	1,026
Amortization of lease-related intangibles	(2,062)	(2,656)
Non-incremental capital expenditures (1)	(12,194)	(20,607)
AFFO applicable to common stock	$23,489	$21,708
Weighted-average shares outstanding – diluted (2)	125,177	123,954
NAREIT FFO per share (diluted)	$0.36	$0.38
Core FFO per share (diluted)	$0.36	$0.39

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three months ended March 31, 2025 and 2024, respectively, as they would reduce the loss per share presented.

Core FFO was $0.36 per diluted share for the first quarter of 2025, as compared to $0.39 per diluted share for the first quarter of 2024. Approximately $0.01 of the decrease is due to increased interest expense, net of interest income, with the remaining decrease attributable to the sale of two properties and the downtime associated with the expiration of a few large leases during the twelve months ended March 31, 2025, before newly executed leases commence.

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

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2025 and 2024 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Net loss applicable to Piedmont (GAAP)	$(10,104)	$(27,763)	$(10,104)	$(27,763)

Net income applicable to noncontrolling interest	6	2	6	2
Interest expense	31,677	29,714	31,677	29,714
Depreciation	40,883	38,857	40,883	38,857
Amortization	15,413	18,112	15,413	18,112
Depreciation and amortization attributable to noncontrolling interests	19	20	19	20
Impairment charges	—	18,432	—	18,432
Gain on sale of real estate assets	(789)	—	(789)	—

EBITDAre(1)	77,105	77,374	77,105	77,374
Loss on early extinguishment of debt	500	386	500	386

Core EBITDA(2)	77,605	77,760	77,605	77,760
General & administrative expenses	7,563	7,612	7,563	7,612
Management fee revenue (3)	(64)	5	(64)	5
Other income	(288)	(171)	(288)	(171)
Reversal of non-cash general reserve for uncollectible accounts	—	—
Straight-line effects of lease revenue	(9,668)	(5,288)
Straight line effects of lease revenue attributable to noncontrolling interests	(1)	—
Amortization of lease-related intangibles	(2,061)	(2,656)

Property NOI	73,086	77,262	84,816	85,206

Net operating income from:
Dispositions (4)	(180)	(1,515)	(166)	(1,813)
Other investments (5)	161	(1,203)	50	(1,287)

Same Store NOI	$73,067	$74,544	$84,700	$82,106

Change period over period in Same Store NOI	(2.0)%	N/A	3.2%	N/A

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
(4)Dispositions include 161 Corporate Center in Irving, Texas, sold in the first quarter 2025, One Lincoln Park in Dallas, Texas, sold in the first quarter of 2024, and 750 West John Carpenter Freeway in Irving, Texas, sold in the third quarter of 2024.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of March 31, 2025, our average lease was approximately 14,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

During the three months ended March 31, 2025, the leased percentage of our in-service portfolio remained relatively flat, 88.1% leased as of March 31, 2025 compared to 88.4% leased as of December 31, 2024, as square footage associated with new tenant leases for vacant space largely offset square footage associated with expiring leases. As of March 31, 2025, scheduled lease expirations for the remainder of 2025 represented 6% of our ALR. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of March 31, 2025, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2025, we had approximately 1.9 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $67 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll ups and roll downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended March 31, 2025, we experienced an 10.3% and 18.6% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended March 31, 2025, Same Store NOI increased by 3.2% on an accrual basis as the commencement of new leases outweighed expiring leases; however, Same Store NOI on a cash basis decreased 2.0% as abatement periods for certain significant new leases have not elapsed yet. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the three months ended March 31, 2025.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of March 31, 2025, our primary market risk is our exposure to interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of March 31, 2025, other than the variable rate facility mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.2 billion for both the periods ending March 31, 2025 and December 31, 2024. Our interest rate swap agreements in place as of March 31, 2025 carried a notional amount totaling $325 million with a weighted-average fixed interest rate of 5.48%, and our interest swap agreements as of December 31, 2024 carried a notional amount totaling $450 million with a weighted-average fixed interest rate of 5.07%.

As of March 31, 2025, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $2.1 billion has an average effective interest rate of approximately 6.13% per annum with contractual expirations, not including extension options, ranging from 2027 to 2032. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2025, we had $93.0 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 1.05% per annum (based on our current credit rating as defined in the credit agreement), resulting in a total interest rate of 5.56%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2025 would increase interest expense approximately $1.0 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than as set forth below in this Item 1A.

Adverse U.S. and global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

A general slowdown in the U.S. or global economy, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition and liquidity, and the business and operations of our tenants. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results and raise or refinance debt. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of trade tensions between the U.S. and its trading partners and the decoupling of the global economies could result in an economic slowdown. Given this uncertainty, we cannot predict the impact, if any, of these conditions to our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2025.
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

10.1
Amendment No. 2 to Term Loan Agreement, dated as of February 13, 2025, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc., each lender initially signatory thereto, Truist Securities, Inc., as Lead Arranger and Book Manager, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 13, 2025)

10.2
Second Amended and Restated Revolving Credit Agreement, dated as of February 13, 2025, by and among Piedmont Operating Partnership, LP, Piedmont Office Realty Trust, Inc., each lender initially signatory thereto, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, BofA Securities Inc. and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 13, 2025)

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

PIEDMONT OFFICE REALTY TRUST, INC.
(Registrant)

Dated:	April 28, 2025	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)