Form 10-Q
period 2025-06-30
Piedmont Realty Trust, Inc.
filed 2025-07-28
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Transition Period From                      to
Commission file number 001-34626
Piedmont Realty Trust, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 25, 2025:
124,504,127 shares

FORM 10-Q
PIEDMONT REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the federal securities laws. In addition, Piedmont Realty Trust, Inc. ("Piedmont," "we," "our," or "us"), or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission or in connection with other written or oral statements made to the press, potential investors, or others. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Examples of such statements in this report include descriptions of our real estate, financing, and operating objectives; discussions regarding future dividends; and discussions regarding potential acquisition and disposition activity and the potential impact of economic conditions on our real estate and lease portfolio, among others.

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
•Actual or threatened public health epidemics or outbreaks of highly infectious or contagious diseases, as well as immediate and long-term governmental and private measures taken to combat such health crises; and
•Other factors, including the risk factor described in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2024. Piedmont’s results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$545,101	$552,744
Buildings and improvements, less accumulated depreciation of $1,199,698 and $1,150,892 as of June 30, 2025 and December 31, 2024, respectively	2,711,670	2,743,912
Intangible lease assets, less accumulated amortization of $68,474 and $75,982 as of June 30, 2025 and December 31, 2024, respectively	52,252	60,479
Construction in progress	108,208	104,104
Total real estate assets	3,417,231	3,461,239
Cash and cash equivalents	3,314	109,637
Tenant receivables	4,386	5,524
Straight-line rent receivables	207,025	193,783
Restricted cash and escrows	4,501	4,245
Prepaid expenses and other assets	29,802	25,792
Goodwill	53,491	53,491
Interest rate swaps	72	671
Deferred lease costs, less accumulated amortization of $198,398 and $204,150 as of June 30, 2025 and December 31, 2024, respectively	260,441	260,269
Total assets	$3,980,263	$4,114,651
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $21,349 and $20,077 as of June 30, 2025 and December 31, 2024, respectively	$1,987,111	$2,029,923
Secured debt	190,641	192,423
Accounts payable, accrued expenses and accrued capital expenditures	131,104	149,048
Dividends payable	—	15,298
Deferred income	94,529	107,030
Intangible lease liabilities, less accumulated amortization of $31,391 and $33,641 as of June 30, 2025 and December 31, 2024, respectively	28,752	32,794
Interest rate swaps	116	8
Total liabilities	2,432,253	2,526,524
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2025 or December 31, 2024	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,492,277 and 124,083,038 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,245	1,241
Additional paid-in capital	3,725,769	3,723,680
Cumulative distributions in excess of earnings	(2,170,642)	(2,128,194)
Accumulated other comprehensive loss	(9,873)	(10,123)
Piedmont stockholders’ equity	1,546,499	1,586,604
Noncontrolling interest	1,511	1,523
Total stockholders’ equity	1,548,010	1,588,127
Total liabilities and stockholders’ equity	$3,980,263	$4,114,651
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental and tenant reimbursement revenue	$133,954	$136,670	$270,018	$275,751
Property management fee revenue	81	482	162	639
Other property related income	6,257	6,110	12,798	11,410
	140,292	143,262	282,978	287,800
Expenses:
Property operating costs	55,610	58,565	113,524	118,009
Depreciation	40,646	38,814	81,539	77,683
Amortization	14,785	18,097	30,206	36,217
Impairment charges	—	—	—	18,432
General and administrative	7,960	8,352	15,523	15,964
	119,001	123,828	240,792	266,305
Other income (expense):
Interest expense	(31,954)	(29,569)	(63,631)	(59,283)
Other income	133	328	528	606
Loss on early extinguishment of debt	(7,500)	—	(8,000)	(386)
Gain on sale of real estate assets	1,224	—	2,013	—
	(38,097)	(29,241)	(69,090)	(59,063)
Net loss	(16,806)	(9,807)	(26,904)	(37,568)
Net income applicable to noncontrolling interest	(2)	(2)	(8)	(4)
Net loss applicable to Piedmont	$(16,808)	$(9,809)	$(26,912)	$(37,572)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.14)	$(0.08)	$(0.22)	$(0.30)
Weighted-average common shares outstanding – basic and diluted	124,458,941	123,953,442	124,359,010	123,876,562
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024

Net loss applicable to Piedmont		$(16,808)		$(9,809)		$(26,912)		$(37,572)
Other comprehensive income/(loss):
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	419		828		178		3,260
Minus: Reclassification of net loss/(gain) included in net loss (See Note 4)	283		(918)		72		(2,022)
Other comprehensive income/(loss)		702		(90)		250		1,238
Comprehensive loss applicable to Piedmont		$(16,106)		$(9,899)		$(26,662)		$(36,334)

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	124,408	$1,244	$3,723,373	$(2,153,834)	$(10,575)	$1,523	$1,561,731
Dividends to stockholders of subsidiaries	—	—	—	—	—	(14)	(14)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	84	1	2,396	—	—	—	2,397
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net loss applicable to Piedmont	—	—	—	(16,808)	—	—	(16,808)
Other comprehensive income	—	—	—	—	702	—	702
Balance, June 30, 2025	124,492	$1,245	$3,725,769	$(2,170,642)	$(9,873)	$1,511	$1,548,010

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	123,888	$1,239	$3,717,599	$(2,030,389)	$(8,090)	$1,553	$1,681,912
Costs of issuance of common stock	—	—	(89)	—	—	—	(89)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,499)	—	(13)	(15,512)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	107	1	1,909	—	—	—	1,910
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net loss applicable to Piedmont	—	—	—	(9,809)	—	—	(9,809)
Other comprehensive loss	—	—	—	—	(90)	—	(90)
Balance, June 30, 2024	123,995	$1,240	$3,719,419	$(2,055,697)	$(8,180)	$1,542	$1,658,324

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127
Costs of issuance of common stock	—	—	(168)	—	—	—	(168)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(20)	(15,556)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	409	4	2,257	—	—	—	2,261
Net income applicable to noncontrolling interest	—	—	—	—	—	8	8
Net loss applicable to Piedmont	—	—	—	(26,912)	—	—	(26,912)
Other comprehensive income	—	—	—	—	250	—	250
Balance, June 30, 2025	124,492	$1,245	$3,725,769	$(2,170,642)	$(9,873)	$1,511	$1,548,010

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972
Costs of issuance of common stock	—	—	(89)	—	—	—	(89)
Dividends to common stockholders ($0.25 per share) and stockholders of subsidiaries	—	—	—	(30,978)	—	(20)	(30,998)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	280	3	2,766	—	—	—	2,769
Net income applicable to noncontrolling interest	—	—	—	—	—	4	4
Net loss applicable to Piedmont	—	—	—	(37,572)	—	—	(37,572)
Other comprehensive income	—	—	—	—	1,238	—	1,238
Balance, June 30, 2024	123,995	$1,240	$3,719,419	$(2,055,697)	$(8,180)	$1,542	$1,658,324

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(26,904)	$(37,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	81,539	77,683
Amortization of debt issuance costs inclusive of settled interest rate swaps	3,987	3,040
Other amortization	28,339	33,364
Impairment charges	—	18,432
Loss on early extinguishment of debt	8,000	386
Stock compensation expense	4,650	4,082
Gain on sale of real estate assets	(2,013)	—
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(14,527)	(7,054)
(Increase)/decrease in prepaid expenses and other assets	(4,845)	2,005
Decrease in accounts payable and accrued expenses	(12,148)	(1,021)
Decrease in deferred income	(12,261)	(3,162)
Net cash provided by operating activities	53,817	90,187
Cash Flows from Investing Activities:
Capitalized expenditures	(81,572)	(96,991)
Net sales proceeds from wholly-owned properties	31,351	53,308
Deferred lease costs paid	(20,818)	(23,839)
Net cash used in investing activities	(71,039)	(67,522)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(291)	(1,931)
Proceeds from debt	482,087	918,972
Repayments of debt	(530,322)	(752,865)
Premiums paid to repurchase senior notes	(7,098)	—
Costs of issuance of common stock	(168)	(89)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,199)	(995)
Dividends paid	(30,854)	(46,141)
Net cash (used in)/provided by financing activities	(88,845)	116,951
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(106,067)	139,616
Cash, cash equivalents, and restricted cash and escrows, beginning of period	113,882	4,206
Cash, cash equivalents, and restricted cash and escrows, end of period	$7,815	$143,822

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

1.    Organization
Piedmont Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in major U.S. Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of June 30, 2025, Piedmont owned and operated a portfolio comprised of 29 in-service projects and three redevelopment projects. The in-service office projects total approximately 14.9 million square feet (unaudited) of primarily Class A office space and were 88.7% leased as of June 30, 2025.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates include the underlying cash flows and holding periods used in assessing impairment, judgments regarding the recoverability of goodwill, and the assessment of the collectability of receivables. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could differ materially from those estimates.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fixed payments	$111,130	$111,581	$222,906	$224,894
Variable payments	22,824	25,089	47,112	50,857
Total Rental and Tenant Reimbursement Revenue	$133,954	$136,670	$270,018	$275,751

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

3.    Debt

During the three months ended June 30, 2025, Piedmont repurchased approximately $67.5 million of the aggregate principal amount of its $600 Senior Unsecured Notes due 2028, resulting in the recognition of an approximately $7.5 million loss on early extinguishment of debt.

During the six months ended June 30, 2025, Piedmont amended the $200 Million Unsecured 2024 Term Loan (as amended, the "$325 Million Unsecured 2024 Term Loan") to increase the principal amount of the loan by $125 million to a total of $325 million and to add two six-month extension options for a final maturity date of January 29, 2028, provided that Piedmont is not in default as of the extension date and upon payment of extension fees. The net proceeds from the $325 Million Unsecured 2024 Term Loan and Piedmont's $600 Million Unsecured 2022 Line of Credit, along with cash on hand, were used to repay the $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025. In conjunction with this repayment, Piedmont recognized a loss of approximately $0.5 million as a result of expensing unamortized financing costs due to the early extinguishment of debt.

Finally, during the six months ended June 30, 2025, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided that Piedmont is not in default as of the extension date and upon payment of extension fees.

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of June 30, 2025 and December 31, 2024 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							June 30, 2025	December 31, 2024
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$190,641	$192,423

Unsecured (Variable and Fixed)
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%		4.79%		3/31/2025		$—	$250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	5.60%	(4)	6/30/2028	(5)	151,000	—
$325 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(3)	5.48%	(6)	1/29/2027	(7)	325,000	200,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		532,460	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
Unamortized discounts and debt issuance costs							(21,349)	(20,077)
Subtotal/Weighted Average			6.17%				$1,987,111	$2,029,923
Total/Weighted Average			5.99%				$2,177,752	$2,222,346

(1)All of Piedmont’s outstanding debt as of June 30, 2025 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, which is secured by 1180 Peachtree Street.
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
(5)Piedmont may extend the term of the $600 Million Unsecured 2022 Line of Credit for up to two additional years (through two available one-year extensions to a final extended maturity date of June 30, 2030); provided that Piedmont is not then in default and upon payment of extension fees.
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

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $14.3 million and $16.7 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $68.9 million and $62.7 million for the six months ended June 30, 2025 and 2024, respectively. Also, Piedmont capitalized interest of approximately $3.2 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $6.5 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of June 30, 2025.

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

During the six months ended June 30, 2025, Piedmont terminated eight interest rate swap agreements associated with the $250 Million Unsecured 2018 Term Loan in conjunction with paying off the loan. Additionally, Piedmont entered into one new interest rate swap agreement to fully hedge the risk of changes in the interest-related cash flows associated with the additional $125 million of principal resulting from the upsized $325 Million Unsecured 2024 Term Loan (see Note 3 above) through February 1, 2026. All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 7 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2025 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2025 and December 31, 2024, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2025	December 31, 2024
Gross derivative assets	$72	$671
Gross derivative liabilities	(116)	(8)
Net derivative asset/(liability)	$(44)	$663

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and six months ended June 30, 2025 and 2024, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amount of gain recognized in OCI	$419	$828	$178	$3,260
Amount of previously recorded gain/(loss) reclassified from OCI into interest expense	$(283)	$918	$(72)	$2,022

Total amount of interest expense presented in the consolidated statements of operations	$(31,954)	$(29,569)	$(63,631)	$(59,283)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$(7,500)	$—	$(8,000)	$(386)

Piedmont estimates that approximately $2.0 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $44,000 as of June 30, 2025. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025			December 31, 2024
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$3,314	$3,314	Level 1	$109,637	$109,637	Level 1
Tenant receivables, net (1)	$4,386	$4,386	Level 1	$5,524	$5,524	Level 1
Restricted cash and escrows (1)	$4,501	$4,501	Level 1	$4,245	$4,245	Level 1
Interest rate swaps	$72	$72	Level 2	$671	$671	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$13,663	$13,663	Level 1	$51,035	$51,035	Level 1
Interest rate swaps	$116	$116	Level 2	$8	$8	Level 2
Debt, net	$2,177,752	$2,228,932	Level 2	$2,222,346	$2,238,531	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2025 and December 31, 2024; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2025 and December 31, 2024. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2025 and December 31, 2024, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

During the six months ended June 30, 2024, management shortened the intended hold period for the 750 West John Carpenter Freeway building located in Irving, Texas (part of the Dallas reportable segment), and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows associated with the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge of approximately $17.5 million calculated based on the difference between the carrying value of the asset and the estimated fair value. The estimated fair value was determined based on a negotiated potential selling price with an unrelated, third-party. On July 23, 2024, Piedmont completed the sale of the 750 West John Carpenter Freeway building.

Additionally, during the six months ended June 30, 2024, Piedmont recognized an impairment charge of approximately $0.9 million in conjunction with the sale of One Lincoln Park located in Dallas, Texas (part of the Dallas reportable segment). The offer to purchase, contractual negotiations, due diligence, and completion of the sale all occurred during the six months ended June 30, 2024.

7.    Goodwill

The carrying amount of Piedmont’s goodwill allocated to each of its reportable segments in total and net of accumulated impairment charges, as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	Atlanta	Dallas	Orlando	Northern Virginia/ Washington, D.C.	Minneapolis	New York	Boston	Total
Balance as of December 31, 2024:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	18,563	18,525	10,818	—	—	5,585	—	53,491

2025 impairment charges	—	—	—	—	—	—	—	—
Balance as of June 30, 2025:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2025, Piedmont had one individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three and six months ended June 30, 2025 or 2024.

9.    Property Dispositions

The following properties were sold during the six months ended June 30, 2025 and 2024 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
One Lincoln Park	Dallas, Texas / Dallas	March 20, 2024	$—	$53,308
161 Corporate Center	Irving, Texas / Dallas	February 18, 2025	$108	$4,980
80 and 90 Central	Boxborough, Massachusetts / Boston	May 30, 2025	$1,224	$25,690

Piedmont recognized a gain on sale of real estate assets of $0.7 million during the six months ended June 30, 2025 related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

10.    Stock Based Compensation
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

A roll forward of Piedmont's equity based award activity for the six months ended June 30, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2024	3,018,435	$9.20
Deferred Stock Awards Granted	560,810	$8.15
Performance Stock Awards Granted	509,686	$10.05
Change in Estimated Potential Share Awards based on TSR Performance	(376,707)	$9.22
Performance Stock Awards Vested	(261,928)	$13.69
Deferred Stock Awards Vested	(423,853)	$9.03
Unvested and Potential Stock Awards as of June 30, 2025	3,026,443	$8.78

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$6.90	$6.95	$8.15	$6.60
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$650	$800	$3,828	$4,601

A detail of Piedmont’s outstanding stock awards and programs as of June 30, 2025 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 13, 2023	Deferred Stock Award	293,991	$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	86,315
February 23, 2023	2023-2025 Performance Share Program	—	$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	264,362	(2)
February 23, 2023	Deferred Stock Award	317,321	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	166,695
February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	873,410	(2)
February 20, 2024	Deferred Stock Award	468,436	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	359,288
October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% vested or will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	60,606
October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101
February 3, 2025	Deferred Stock Award	432,138	$8.52	Of the shares granted, 25% vested or will vest on February 3, 2026, 2027, 2028, and 2029, respectively.	432,138
February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	339,792	(2)
May 15, 2025	Deferred Stock Award-Board of Directors	121,736	$6.90	Of the shares granted, 100% will vest on the earlier of the 2026 Annual Meeting or May 15, 2026.	121,736
Total					3,026,443

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2025.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2025. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended June 30, 2025 and 2024, Piedmont recognized approximately $2.5 million and $2.2 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the six months ended June 30, 2025 and 2024, Piedmont recognized approximately $4.6 million and $4.1 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the six months ended June 30, 2025, 409,239 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees. As of June 30, 2025, approximately $18.7 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

11.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the six months ended June 30, 2025 and 2024 (in thousands) are outlined below:

	Six Months Ended
	June 30, 2025	June 30, 2024
Tenant improvements funded by tenants	$—	$13,845
Accrued capital expenditures and deferred lease costs	$17,522	$35,294
Change in accrued dividends	$(15,298)	$(15,143)
Change in accrued deferred financing costs	$—	$(232)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, to the consolidated balance sheets for the respective period (in thousands):

	2025	2024
Cash and cash equivalents, beginning of period	$109,637	$825
Restricted cash and escrows, beginning of period	4,245	3,381
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$113,882	$4,206

Cash and cash equivalents, end of period	$3,314	$138,454
Restricted cash and escrows, end of period	4,501	5,368
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$7,815	$143,822

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

12.    Earnings Per Share

As Piedmont recognized a net loss for both the three and six months ended June 30, 2025 and 2024, earnings per share is computed using basic weighted-average common shares outstanding.

13.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's CODM, as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of June 30, 2025, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,538	$15,794	$487	$29,231
Dallas	26,386	10,874	112	15,624
Orlando	14,995	6,781	50	8,264
Northern Virginia/Washington, D.C.	12,724	5,438	164	7,450
Minneapolis	11,398	5,423	162	6,137
New York	14,662	6,514	21	8,169
Boston	10,671	3,896	11	6,786
Total reportable segments	135,374	54,720	1,007	81,661
Other	4,918	890	(975)	3,053
Totals	$140,292	$55,610	$32	$84,714

	Three Months Ended June 30, 2024
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$43,340	$16,025	$444	$27,759
Dallas	26,818	11,411	103	15,510
Orlando	15,006	6,996	45	8,055
Northern Virginia/Washington, D.C.	15,142	5,938	164	9,368
Minneapolis	12,524	6,798	156	5,882
New York	13,619	5,895	20	7,744
Boston	11,295	4,159	10	7,146
Total reportable segments	137,744	57,222	942	81,464
Other	5,518	1,343	(1,090)	3,085
Totals	$143,262	$58,565	$(148)	$84,549

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$89,280	$32,207	$969	$58,042
Dallas	53,272	21,959	219	31,532
Orlando	30,733	13,356	99	17,476
Northern Virginia/Washington, D.C.	26,269	11,908	331	14,692
Minneapolis	22,206	10,399	323	12,130
New York	29,212	13,518	40	15,734
Boston	22,117	8,417	24	13,724
Total reportable segments	273,089	111,764	2,005	163,330
Other	9,889	1,760	(1,928)	6,201
Totals	$282,978	$113,524	$77	$169,531

	Six Months Ended June 30, 2024
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$85,110	$32,096	$889	$53,903
Dallas	55,523	23,701	223	32,045
Orlando	30,355	13,346	58	17,067
Northern Virginia/Washington, D.C.	30,724	12,371	327	18,680
Minneapolis	25,640	13,443	315	12,512
New York	27,310	12,356	40	14,994
Boston	22,438	8,131	20	14,327
Total reportable segments	277,100	115,444	1,872	163,528
Other	10,700	2,565	(1,908)	6,227
Totals	$287,800	$118,009	$(36)	$169,755

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss applicable to Piedmont	$(16,808)	$(9,809)	$(26,912)	$(37,572)
Management fee revenue (1)	(77)	(256)	(140)	(252)
Depreciation and amortization	55,432	56,911	111,746	113,901
Impairment charges	—	—	—	18,432
General and administrative expenses	7,960	8,352	15,523	15,964
Interest expense	31,954	29,569	63,631	59,283
Other income	(25)	(220)	(312)	(391)
Loss on early extinguishment of debt	7,500	—	8,000	386
Gain on sale of real estate assets	(1,224)	—	(2,013)	—
Net income applicable to noncontrolling interest	2	2	8	4
Total NOI	$84,714	$84,549	$169,531	$169,755

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of June 30, 2025, we had approximately $450 million of borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe that we have sufficient liquidity to meet our obligations for the foreseeable future; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the six months ended June 30, 2025 and 2024 we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Capital expenditures for redevelopment/renovations	$37,587	$40,215
Other capital expenditures, including building and tenant improvements	43,985	56,776
Total capital expenditures (1)	$81,572	$96,991

(1)Of the total amounts paid, approximately $10.2 million and $8.2 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the six months ended June 30, 2025 and 2024, respectively.

Capital expenditures for redevelopment/renovations noted above during both the six months ended June 30, 2025 and 2024 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment, including: US Bancorp Center in Minneapolis, Minnesota; Galleria Towers in Dallas, Texas; The Exchange in Orlando, Florida; Galleria on the Park in Atlanta, Georgia, 60 Broad in New York, New York, and Meridian in suburban Minneapolis, Minnesota, among others.

Other capital expenditures, including building and tenant improvements noted above includes all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office properties.

We currently do not anticipate incurring any unusually large or material capital expenditures within any given year in order to meet recognized sustainable development standards or achieve our environmental impact goals.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the six months ended June 30, 2025, we committed to spend approximately $6.72 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.85 (net of expired lease commitments) for the six months ended June 30, 2024 with the increase in the current period attributable to the significant amount of new tenant leasing completed. As of June 30, 2025, we had one individually significant unrecorded tenant allowance commitment greater than $10 million.

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

Finally, we may also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance), if any, of future dividends to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property capital improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended June 30, 2025 was approximately $16.8 million, or $0.14 per diluted share, as compared with net loss applicable to common stockholders of $9.8 million, or $0.08 per diluted share, for the three months ended June 30, 2024. The primary driver of the increase in net loss was an approximately $7.5 million loss on early extinguishment of debt recognized during the second quarter of 2025.

Comparison of the three months ended June 30, 2025 versus the three months ended June 30, 2024

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	June 30, 2025	% of Revenues	June 30, 2024	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$134.0		$136.7		$(2.7)
Property management fee revenue	0.1		0.5		(0.4)
Other property related income	6.3		6.1		0.2
Total revenues	140.4	100%	143.3	100%	(2.9)
Expense:
Property operating costs	55.6	39%	58.5	40%	(2.9)
Depreciation	40.6	29%	38.8	27%	1.8
Amortization	14.8	11%	18.1	13%	(3.3)
General and administrative	8.0	6%	8.4	6%	(0.4)
	119.0		123.8		(4.8)
Other income (expense):
Interest expense	(32.0)	23%	(29.6)	21%	(2.4)
Other income	0.1	—%	0.3	—%	(0.2)
Loss on early extinguishment of debt	(7.5)	5%	—	—%	(7.5)
Gain on sale of real estate assets	1.2	1%	—	—%	1.2
Net loss	$(16.8)	(12)%	$(9.8)	(7)%	$(7.0)

Revenue

Rental and tenant reimbursement revenue decreased approximately $2.7 million for the three months ended June 30, 2025, as compared to the same period in the prior year. The decrease was primarily due to downtime between certain large tenant expirations and the commencement or abatement expiration associated with recently executed leases, as well as the disposition of three projects during the twelve months ended June 30, 2025. The impact of these decreases was partially offset by the roll-up of rental rates and new leases commencing during the twelve months ended June 30, 2025.

Property management fee revenue decreased approximately $0.4 million for the three months ended June 30, 2025, as compared to the same period in the prior year due to the termination of certain third-party property management arrangements in 2024.

Expense

Property operating costs decreased approximately $2.9 million for the three months ended June 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to lower property tax expense due to lower tax assessments and successful appeals, as well as three project dispositions during the twelve months ended June 30, 2025 (as discussed above).

Depreciation expense increased approximately $1.8 million for the three months ended June 30, 2025 as compared to the same period in the prior year. The increase was primarily due to additional building improvements placed in service subsequent to April 1, 2024.

Amortization expense decreased approximately $3.3 million for the three months ended June 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to April 1, 2024.

Other Income (Expense)

Interest expense increased approximately $2.4 million for the three months ended June 30, 2025, as compared to the same period in the prior year primarily driven by refinancing activity at higher interest rates during the twelve months ended June 30, 2025.

During the three months ended June 30, 2025, we repurchased approximately $67.5 million of the aggregate principal amount of the $600 Million Unsecured Senior Notes due 2028. The premium paid to repurchase the debt, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $7.5 million loss on early extinguishment of debt.

Gain on sale of real estate assets during the three months ended June 30, 2025 primarily consists of the gain recognized on the sale of the 80 and 90 Central project in Boston, Massachusetts, which closed in May of 2025.

Comparison of the Six Months Ended June 30, 2025 Versus the Six Months Ended June 30, 2024

The following table sets forth selected data from our consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	June 30, 2025	% of Revenues	June 30, 2024	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$270.0		$275.8		$(5.8)
Property management fee revenue	0.1		0.6		(0.5)
Other property related income	12.8		11.4		1.4
Total revenues	282.9	100%	287.8	100%	(4.9)
Expense:
Property operating costs	113.5	40%	118.0	41%	(4.5)
Depreciation	81.5	29%	77.7	26%	3.8
Amortization	30.2	11%	36.2	13%	(6.0)
Impairment charges	—	—%	18.4	6%	(18.4)
General and administrative	15.5	5%	16.0	6%	(0.5)
	240.7		266.3		(25.6)
Other income (expense):
Interest expense	(63.6)	22%	(59.3)	21%	(4.3)
Other income	0.5	—%	0.6	—%	(0.1)
Loss on early extinguishment of debt	(8.0)	3%	(0.4)	—%	(7.6)
Gain on sale of real estate assets	2.0	—%	—	—%	2.0
Net loss	$(26.9)	(10)%	$(37.6)	(13)%	$10.7

Revenue

Rental and tenant reimbursement revenue decreased approximately $5.8 million for the six months ended June 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to downtime between certain large tenant expirations and the commencement of recently executed leases, as well as the disposition of four projects subsequent to January 1, 2024. The impact of these decreases was partially offset by the roll-up of rental rates and new leases commencing during the twelve months ended June 30, 2025.

Other property related income increased approximately $1.4 million for the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs decreased approximately $4.5 million for the six months ended June 30, 2025 as compared to the same period in the prior year. The variance was primarily due to lower property tax expense due to lower tax assessments and successful appeals, as well as project dispositions subsequent to January 1, 2024 (as discussed above). The impact of these decreases is partially offset by an increase in other recoverable property operating costs such as utilities, repairs and maintenance, landscaping and security due to increased occupancy and utilization of our properties during the current period, as compared to the prior period.

Depreciation expense increased approximately $3.8 million for the six months ended June 30, 2025 as compared to the same period in the prior year. The increase was primarily due to additional building improvements placed in service subsequent to January 1, 2024, which were partially offset by dispositions in 2024 and 2025.

Amortization expense decreased approximately $6.0 million for the six months ended June 30, 2025 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2024.

During the six months ended June 30, 2024, we recognized a non-cash impairment charge of approximately $18.4 million primarily related to shortening the projected hold period for one property. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $4.3 million for the six months ended June 30, 2025 as compared to the same period in the prior year primarily driven by refinancing activity at higher interest rates during the twelve months ended June 30, 2025.

During the six months ended June 30, 2025, we repurchased approximately $67.5 million of the aggregate principal amount of the $600 Million Unsecured Senior Notes due 2028. The premium paid to repurchase the debt, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $7.5 million loss on early extinguishment of debt. The loss on early extinguishment of debt in the prior period was due to the write-off of unamortized debt issuance costs associated with refinancing activity during the six months ended June 30, 2024.

Gain on sale of real estate assets during the six months ended June 30, 2025 primarily consists of the gain recognized on the sale of the 80 and 90 Central project in Boston, Massachusetts, which closed in May of 2025, as well as recognition of the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

Issuer and Guarantor Financial Information

As of June 30, 2025, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.5 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2025	As of December 31, 2024

Due from non-guarantor subsidiary	$900	$900
Total assets	$250,246	$376,871
Total liabilities	$2,042,957	$2,108,306

		For the Six Months Ended June 30, 2025
Total revenues		$24,557
Net loss		$(65,071)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of June 30, 2025, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 13 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Atlanta	$29,231	$27,759	$58,042	$53,903
Dallas	15,624	15,510	31,532	32,045
Orlando	8,264	8,055	17,476	17,067
Northern Virginia/Washington, D.C.	7,450	9,368	14,692	18,680
Minneapolis	6,137	5,882	12,130	12,512
New York	8,169	7,744	15,734	14,994
Boston	6,786	7,146	13,724	14,327
Total reportable segments	81,661	81,464	163,330	163,528
Other	3,053	3,085	6,201	6,227
Total NOI	$84,714	$84,549	$169,531	$169,755

Comparison of the Six Months Ended June 30, 2025 Versus the Six Months Ended June 30, 2024

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park and Glenridge Highlands projects during the six months ended June 30, 2025 as compared to the same period in the prior year.

Northern Virginia/Washington, D.C.

NOI decreased primarily due to the expiration or downsizing of certain tenants at our 1201 & 1225 Eye Street project, our 4250 North Fairfax Drive project, and our Arlington Gateway project during the six months ended June 30, 2025 as compared to the same period in the prior year.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three and six months ended June 30, 2025 and 2024 are presented below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP net loss applicable to common stock	$(16,808)	$(9,809)	$(26,912)	$(37,572)
Depreciation of real estate assets	40,266	38,471	80,779	77,057
Amortization of lease-related costs	14,778	18,089	30,191	36,201
Impairment charges	—	—	—	18,432
Gain on sale of real estate assets	(1,224)	—	(2,013)	—
NAREIT FFO applicable to common stock	37,012	46,751	82,045	94,118
Adjustments:
Loss on early extinguishment of debt	7,500	—	8,000	386
Core FFO applicable to common stock	44,512	46,751	90,045	94,504
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,574	1,139	3,030	2,347
Depreciation of non-real estate assets	369	331	738	603
Straight-line effects of lease revenue	(8,968)	(5,157)	(18,636)	(10,445)
Stock-based compensation adjustments	2,396	2,061	2,451	3,087
Amortization of lease-related intangibles	(1,957)	(2,549)	(4,019)	(5,205)
Non-incremental capital expenditures (1)	(21,685)	(17,891)	(33,879)	(38,498)
AFFO applicable to common stock	$16,241	$24,685	$39,730	$46,393
Weighted-average shares outstanding – diluted (2)	125,178	124,796	125,126	124,501
NAREIT FFO per share (diluted)	$0.30	$0.37	$0.66	$0.76
Core FFO per share (diluted)	$0.36	$0.37	$0.72	$0.76

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three and six months ended June 30, 2025 and 2024, respectively, as they would reduce the loss per share presented.

NAREIT FFO applicable to common stock was $0.66 per diluted share for the six months ended June 30,2025, as compared to $0.76 per diluted share for the same period in the prior year due primarily to the recognition of loss on early extinguishment of debt associated with debt retired during the current period. Core FFO applicable to common stock was $0.72 per diluted share for the six months ended June 30, 2025, as compared to $0.76 per diluted share for the same period in the prior year. Approximately $0.03 of the decrease is due to increased interest expense, net of interest income, with the remaining decrease attributable to the sale of four projects subsequent to January 1, 2024 and the downtime associated with the expiration of a few large leases during the twelve months ended June 30, 2025, before newly executed leases commence.

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net income/(loss) (calculated in accordance with GAAP) before adjusting for interest, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items. For Property NOI (cash basis), straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net income/(loss) calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2025 and 2024, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net loss applicable to Piedmont (GAAP basis)	$(16,808)	$(9,809)	$(16,808)	$(9,809)

Net income applicable to noncontrolling interest	2	2	2	2
Interest expense	31,954	29,569	31,954	29,569
Depreciation	40,635	38,802	40,635	38,802
Amortization	14,778	18,089	14,778	18,089
Depreciation and amortization attributable to noncontrolling interests	19	20	19	20
Loss on sale of real estate assets	(1,224)	—	(1,224)	—

EBITDAre(1)	69,356	76,673	69,356	76,673
Loss on early extinguishment of debt	7,500	—	7,500	—

Core EBITDA(2)	76,856	76,673	76,856	76,673
General & administrative expenses	7,960	8,352	7,960	8,352
Management fee revenue (3)	(77)	(256)	(77)	(256)
Other income	(25)	(220)	(25)	(220)
Straight-line rent effects of lease revenue	(8,968)	(5,157)
Straight line effects of lease revenue attributable to noncontrolling interests	(3)	—
Amortization of lease-related intangibles	(1,957)	(2,549)

Property NOI	73,786	76,843	84,714	84,549

Net operating (income)/loss from:
Dispositions (4)	(447)	(1,438)	(659)	(1,379)
Other investments (5)	92	(450)	31	(530)

Same Store NOI	$73,431	$74,955	$84,086	$82,640

Change period over period in Same Store NOI	(2.0)%	N/A	1.7%	N/A

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

(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as net income (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment charges, gains or losses from sales of property, loss on early extinguishment of debt, and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as us; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Dispositions include 80 and 90 Central, sold in the second quarter of 2025, 161 Corporate Center, sold in the first quarter of 2025, 750 West John Carpenter Freeway, sold in the third quarter of 2024, and One Lincoln Park, sold in the first quarter of 2024.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2025 and 2024 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net loss applicable to Piedmont (GAAP)	$(26,912)	$(37,572)	$(26,912)	$(37,572)

Net income applicable to noncontrolling interest	8	4	8	4
Interest expense	63,631	59,283	63,631	59,283
Depreciation	81,517	77,660	81,517	77,660
Amortization	30,191	36,201	30,191	36,201
Depreciation and amortization attributable to noncontrolling interests	38	40	38	40
Impairment charges	—	18,432	—	18,432
Gain on sale of real estate assets	(2,013)	—	(2,013)	—

EBITDAre	146,460	154,048	146,460	154,048
Loss on early extinguishment of debt	8,000	386	8,000	386

Core EBITDA	154,460	154,434	154,460	154,434
General & administrative expenses	15,523	15,964	15,523	15,964
Management fee revenue (1)	(140)	(252)	(140)	(252)
Other income	(312)	(391)	(312)	(391)
Straight-line effects of lease revenue	(18,636)	(10,445)
Straight line effects of lease revenue attributable to noncontrolling interests	(4)	—
Amortization of lease-related intangibles	(4,019)	(5,205)

Property NOI	146,872	154,105	169,531	169,755

Net operating income from:
Dispositions (2)	(1,670)	(3,758)	(1,780)	(3,920)
Other investments (3)	253	(1,653)	81	(1,816)

Same Store NOI	$145,455	$148,694	$167,832	$164,019

Change period over period in Same Store NOI	(2.2)%	N/A	2.3%	N/A

(1)Presented net of related operating expenses incurred to earn such management fee revenue.
(2)Dispositions include 80 and 90 Central, sold in the second quarter of 2025, 161 Corporate Center, sold in the first quarter of 2025, 750 West John Carpenter Freeway, sold in the third quarter of 2024, and One Lincoln Park, sold in the first quarter of 2024.
(3)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of June 30, 2025, our average lease was approximately 14,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll-ups and roll-downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

During the six months ended June 30, 2025, the leased percentage of our in-service portfolio increased to 88.7% leased as of June 30, 2025 as compared to 88.4% leased as of December 31, 2024, as square footage associated with new tenant leases for vacant space outweighed square footage associated with expiring leases. As of June 30, 2025, scheduled lease expirations for the remainder of 2025 represented 4% of our ALR. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of June 30, 2025, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2025, we had approximately 2.0 million square feet of executed leases for vacant space yet to commence or under rental abatement, representing approximately $71 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll-downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll-ups and roll-downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended June 30, 2025, we experienced an 7.3% and 13.6% roll-up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended June 30, 2025, Same Store NOI increased by 1.7% on an accrual basis as the commencement of new leases outweighed expiring leases; however, Same Store NOI on a cash basis decreased 2.0% as certain significant new leases have either not commenced yet or their abatement period has not elapsed. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the six months ended June 30, 2025.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of June 30, 2025, our primary market risk is our exposure to interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of June 30, 2025, other than the variable rate facility mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.2 billion for both the periods ended June 30, 2025 and December 31, 2024. Our interest rate swap agreements in place as of June 30, 2025 carried a notional amount totaling $325 million with a weighted-average fixed interest rate of 5.48%, and our interest swap agreements as of December 31, 2024 carried a notional amount totaling $450 million with a weighted-average fixed interest rate of 5.07%.

As of June 30, 2025, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaled approximately $2.0 billion and had an average effective interest rate of approximately 6.02% per annum with contractual expirations, not including extension options, ranging from 2027 to 2032. A change in the market interest rate would impact the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2025, we had $151.0 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of Adjusted SOFR plus 1.05% per annum (based on our current credit rating as defined in the credit agreement), resulting in a total interest rate of 5.60%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2025 would increase interest expense approximately $1.5 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the second quarter of 2025.
(b)None.
(c)None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document
3.1.1
Third Articles of Amendment and Restatement of Piedmont (incorporated by reference to Exhibit 3.1 to Piedmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010).

3.1.2	Articles of Amendment of Piedmont effective June 30, 2011 (incorporated by reference to Exhibit 3.2 to Piedmont's Current Report on Form 8-K filed on July 6, 2011).

3.1.3	Articles Supplementary of Piedmont effective June 30, 2011 (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K filed on July 6, 2011).

3.1.4
Articles Supplementary to the Third Articles of Amendment and Restatement of Piedmont, as supplemented and amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K, filed on November 14, 2016).

3.1.5
Articles of Amendment to the Third Articles of Amendment and Restatement of Piedmont, as supplemented and amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K filed on May 23, 2018).

3.1.6
Articles of Amendment to the Third Articles of Amendment and Restatement of Piedmont, as supplemented and amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K filed on June 9, 2025).

3.2	Second Amended and Restated Bylaws of Piedmont (incorporated by reference to Exhibit 3.2 to Piedmont’s Current Report on Form 8-K, filed on June 9, 2025).

10.1	Executive Severance Plan, as amended and restated June 6, 2025*

10.2	Amendment No. 3 to the Second Amended and Restated 2007 Omnibus Incentive Plan*

22.1	Subsidiary Issuer of Guaranteed Securities

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT REALTY TRUST, INC.
(Registrant)

Dated:	July 28, 2025	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)