Form 10-Q
period 2025-09-30
Piedmont Realty Trust, Inc.
filed 2025-10-27
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 24, 2025:
124,519,278 shares

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

These statements are based on beliefs and assumptions of our management, which in turn are based on information available at the time the statements are made. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the demand for office space in the markets in which we operate, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve certain known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•Economic, regulatory, socio-economic, technological (e.g. artificial intelligence and machine learning, virtual meeting platforms, etc.), and other changes that impact the real estate market generally, the office sector or the patterns of use of commercial office space in general, or the markets where we primarily operate or have high concentrations of revenue;
•Reduced demand for office space, including as a result of remote working and flexible or “hybrid” working arrangements that allow work from remote locations other than an employer’s office premises;
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
•The illiquidity of real estate investments, including economic changes, such as fluctuating interest rates, costs of construction, improvements and redevelopments, and available financing, which could impact the number of buyers/sellers of our target properties, and regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
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
•Costs of complying with governmental laws, regulations and policies, including environmental standards imposed on office building owners;
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
•Significant price and volume fluctuations in the public markets, including on the exchange on which we listed our common stock;

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2024. Piedmont’s results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$545,102	$552,744
Buildings and improvements, less accumulated depreciation of $1,238,031 and $1,150,892 as of September 30, 2025 and December 31, 2024, respectively	2,780,640	2,743,912
Intangible lease assets, less accumulated amortization of $71,501 and $75,982 as of September 30, 2025 and December 31, 2024, respectively	48,233	60,479
Construction in progress	57,283	104,104
Total real estate assets	3,431,258	3,461,239
Cash and cash equivalents	2,990	109,637
Tenant receivables	5,729	5,524
Straight-line rent receivables	211,591	193,783
Restricted cash and escrows	5,145	4,245
Prepaid expenses and other assets	27,598	25,792
Goodwill	53,491	53,491
Interest rate swaps	—	671
Deferred lease costs, less accumulated amortization of $207,671 and $204,150 as of September 30, 2025 and December 31, 2024, respectively	265,926	260,269
Total assets	$4,003,728	$4,114,651
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $19,872 and $20,077 as of September 30, 2025 and December 31, 2024, respectively	$2,003,588	$2,029,923
Secured debt	189,736	192,423
Accounts payable, accrued expenses and accrued capital expenditures	135,220	149,048
Dividends payable	—	15,298
Deferred income	111,174	107,030
Intangible lease liabilities, less accumulated amortization of $33,104 and $33,641 as of September 30, 2025 and December 31, 2024, respectively	26,788	32,794
Interest rate swaps	175	8
Total liabilities	2,466,681	2,526,524
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2025 or December 31, 2024	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 124,504,127 and 124,083,038 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,245	1,241
Additional paid-in capital	3,727,914	3,723,680
Cumulative distributions in excess of earnings	(2,184,104)	(2,128,194)
Accumulated other comprehensive loss	(9,517)	(10,123)
Piedmont stockholders’ equity	1,535,538	1,586,604
Noncontrolling interest	1,509	1,523
Total stockholders’ equity	1,537,047	1,588,127
Total liabilities and stockholders’ equity	$4,003,728	$4,114,651
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental and tenant reimbursement revenue	$133,030	$132,832	$403,048	$408,583
Property management fee revenue	115	896	277	1,535
Other property related income	6,018	5,565	18,816	16,975
	139,163	139,293	422,141	427,093
Expenses:
Property operating costs	55,890	57,510	169,414	175,519
Depreciation	42,127	39,000	123,666	116,683
Amortization	15,188	17,067	45,394	53,284
Impairment charges	—	—	—	18,432
General and administrative	7,607	6,809	23,130	22,773
	120,812	120,386	361,604	386,691
Other income (expense):
Interest expense	(31,968)	(32,072)	(95,599)	(91,355)
Other income	160	2,091	688	2,697
Loss on early extinguishment of debt	—	—	(8,000)	(386)
Gain/(loss) on sale of real estate assets	—	(445)	2,013	(445)
	(31,808)	(30,426)	(100,898)	(89,489)
Net loss	(13,457)	(11,519)	(40,361)	(49,087)
Net income applicable to noncontrolling interest	(5)	—	(13)	(4)
Net loss applicable to Piedmont	$(13,462)	$(11,519)	$(40,374)	$(49,091)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.11)	$(0.09)	$(0.32)	$(0.40)
Weighted-average common shares outstanding – basic and diluted	124,502,203	123,999,948	124,407,265	123,917,991
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024

Net loss applicable to Piedmont		$(13,462)		$(11,519)		$(40,374)		$(49,091)
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	90		(2,091)		269		1,168
Minus: Reclassification of net loss/(gain) included in net loss (See Note 4)	266		(1,043)		337		(3,064)
Other comprehensive income/(loss)		356		(3,134)		606		(1,896)
Comprehensive loss applicable to Piedmont		$(13,106)		$(14,653)		$(39,768)		$(50,987)

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	124,492	$1,245	$3,725,769	$(2,170,642)	$(9,873)	$1,511	$1,548,010
Costs of issuance of common stock	—	—	(357)	—	—	—	(357)
Dividends to stockholders of subsidiaries	—	—	—	—	—	(7)	(7)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	12	—	2,502	—	—	—	2,502
Net income applicable to noncontrolling interest	—	—	—	—	—	5	5
Net loss applicable to Piedmont	—	—	—	(13,462)	—	—	(13,462)
Other comprehensive income	—	—	—	—	356	—	356
Balance, September 30, 2025	124,504	$1,245	$3,727,914	$(2,184,104)	$(9,517)	$1,509	$1,537,047

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	123,995	$1,240	$3,719,419	$(2,055,697)	$(8,180)	$1,542	$1,658,324
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,500)	—	(7)	(15,507)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	5	—	2,004	—	—	—	2,004
Net loss applicable to Piedmont	—	—	—	(11,519)	—	—	(11,519)
Other comprehensive loss	—	—	—	—	(3,134)	—	(3,134)
Balance, September 30, 2024	124,000	$1,240	$3,721,423	$(2,082,716)	$(11,314)	$1,535	$1,630,168

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127
Costs of issuance of common stock	—	—	(526)	—	—	—	(526)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(27)	(15,563)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	421	4	4,760	—	—	—	4,764
Net income applicable to noncontrolling interest	—	—	—	—	—	13	13
Net loss applicable to Piedmont	—	—	—	(40,374)	—	—	(40,374)
Other comprehensive income	—	—	—	—	606	—	606
Balance, September 30, 2025	124,504	$1,245	$3,727,914	$(2,184,104)	$(9,517)	$1,509	$1,537,047

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	123,715	$1,237	$3,716,742	$(1,987,147)	$(9,418)	$1,558	$1,722,972
Costs of issuance of common stock	—	—	(89)	—	—	—	(89)
Dividends to common stockholders ($0.375 per share) and stockholders of subsidiaries	—	—	—	(46,478)	—	(27)	(46,505)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	285	3	4,770	—	—	—	4,773
Net income applicable to noncontrolling interest	—	—	—	—	—	4	4
Net loss applicable to Piedmont	—	—	—	(49,091)	—	—	(49,091)
Other comprehensive loss	—	—	—	—	(1,896)	—	(1,896)
Balance, September 30, 2024	124,000	$1,240	$3,721,423	$(2,082,716)	$(11,314)	$1,535	$1,630,168

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(40,361)	$(49,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	123,666	116,683
Amortization of debt issuance costs inclusive of settled interest rate swaps	6,034	4,858
Other amortization	42,661	49,006
Impairment charges	—	18,432
Loss on early extinguishment of debt	8,000	386
Stock compensation expense	7,229	6,267
(Gain)/loss on sale of real estate assets	(2,013)	445
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(20,437)	(9,385)
(Increase)/decrease in prepaid expenses and other assets	(3,068)	894
(Decrease)/increase in accounts payable and accrued expenses	(17,916)	1,621
Decrease in deferred income	(14,167)	(7,049)
Net cash provided by operating activities	89,628	133,071
Cash Flows from Investing Activities:
Capitalized expenditures	(115,813)	(139,986)
Net sales proceeds from wholly-owned properties	31,351	74,892
Deferred lease costs paid	(35,723)	(35,466)
Net cash used in investing activities	(120,185)	(100,560)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(376)	(2,225)
Proceeds from debt	553,087	918,972
Repayments of debt	(587,227)	(753,733)
Premiums paid to repurchase senior notes	(7,098)	—
Costs of issuance of common stock	(441)	(89)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,274)	(1,027)
Dividends paid	(30,861)	(61,648)
Net cash (used in)/provided by financing activities	(75,190)	100,250
Net (decrease)/increase in cash, cash equivalents, and restricted cash and escrows	(105,747)	132,761
Cash, cash equivalents, and restricted cash and escrows, beginning of period	113,882	4,206
Cash, cash equivalents, and restricted cash and escrows, end of period	$8,135	$136,967

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

As of September 30, 2025, Piedmont owned and operated a portfolio comprised of 29 in-service projects and three redevelopment projects. The in-service office projects total approximately 14.9 million square feet (unaudited) of primarily Class A office space and were 89.2% leased as of September 30, 2025.

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

Income Taxes

Piedmont has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. Piedmont is subject to certain taxes related to the operations of projects in certain locations, as well as operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements.

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed payments	$110,748	$109,393	$333,654	$334,287
Variable payments	22,282	23,439	69,394	74,296
Total Rental and Tenant Reimbursement Revenue	$133,030	$132,832	$403,048	$408,583

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

3.    Debt

During the three months ended September 30, 2025, Piedmont, through Piedmont OP, amended its $600 Million Unsecured 2022 Line of Credit and its $325 Million Unsecured 2024 Term Loan to remove the credit spread adjustment from SOFR-based interest rates thereby reducing its all-in interest rates on each facility by 10 basis points.

During the nine months ended September 30, 2025, Piedmont repurchased approximately $67.5 million of the aggregate principal amount of its $600 Million Senior Unsecured Notes due 2028, resulting in the recognition of an approximately $7.5 million loss on early extinguishment of debt.

During the nine months ended September 30, 2025, Piedmont amended the $200 Million Unsecured 2024 Term Loan (as amended, the "$325 Million Unsecured 2024 Term Loan") to increase the principal amount of the loan by $125 million to a total of $325 million and to add two six-month extension options for a final maturity date of January 29, 2028, provided that Piedmont is not in default as of the extension date and upon payment of extension fees. The net proceeds from the $325 Million Unsecured 2024 Term Loan and Piedmont's $600 Million Unsecured 2022 Line of Credit, along with cash on hand, were used to repay the $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025. In conjunction with this repayment, Piedmont recognized a loss of approximately $0.5 million as a result of expensing unamortized financing costs due to the early extinguishment of debt.

Finally, during the nine months ended September 30, 2025, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided that Piedmont is not in default as of the extension date and upon payment of extension fees.

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							September 30, 2025	December 31, 2024
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$189,736	$192,423

Unsecured (Variable and Fixed)
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%		4.79%		3/31/2025		$—	$250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	5.29%	(4)	6/30/2028	(5)	166,000	—
$325 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(3)	5.38%	(6)	1/29/2027	(7)	325,000	200,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		532,460	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
Unamortized discounts and debt issuance costs							(19,872)	(20,077)
Subtotal/Weighted Average			6.13%				$2,003,588	$2,029,923
Total/Weighted Average			5.95%				$2,193,324	$2,222,346

(1)All of Piedmont’s outstanding debt as of September 30, 2025 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, which is secured by 1180 Peachtree Street.

(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)The all-in interest rates associated for the SOFR selections are comprised of the base SOFR interest rate and a stated interest rate spread that can vary from 0.72% to 1.40% on the $600 Million Unsecured 2022 Line of Credit and 0.85% to 1.70% on the $325 Million Unsecured 2024 Term Loan based upon the then current credit rating (as defined in the respective loan agreement) of Piedmont or Piedmont OP.
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
(6)This term loan has a stated variable rate; however, Piedmont has entered into interest rate swap agreements that effectively fix the interest rate on the aggregate principal amount of the term loan to 5.38% through February 1, 2026, assuming no change in Piedmont's or Piedmont OP's credit rating. See Note 4 for disclosures of Piedmont's derivative instruments.
(7)Piedmont may extend the term for up to two six-month extension options for a final maturity date of January 29, 2028; provided that Piedmont is not then in default and upon payment of extension fees.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $52.2 million and $42.5 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $121.1 million and $105.2 million for the nine months ended September 30, 2025 and 2024, respectively. Also, Piedmont capitalized interest of approximately $2.9 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $9.3 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of September 30, 2025.

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

During the nine months ended September 30, 2025, Piedmont terminated eight interest rate swap agreements associated with the $250 Million Unsecured 2018 Term Loan in conjunction with paying off the loan. Additionally, Piedmont entered into one new interest rate swap agreement to fully hedge the risk of changes in the interest-related cash flows associated with the additional $125 million of principal resulting from the upsized $325 Million Unsecured 2024 Term Loan (see Note 3 above) through February 1, 2026. All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 4 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2025 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2025 and December 31, 2024, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2025	December 31, 2024
Gross derivative assets	$—	$671
Gross derivative liabilities	(175)	(8)
Net derivative asset/(liability)	$(175)	$663

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and nine months ended September 30, 2025 and 2024, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amount of gain/(loss) recognized in OCI	$90	$(2,091)	$269	$1,168
Amount of previously recorded gain/(loss) reclassified from OCI into interest expense	$(266)	$1,043	$(337)	$3,064

Total amount of interest expense presented in the consolidated statements of operations	$(31,968)	$(32,072)	$(95,599)	$(91,355)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$—	$—	$(8,000)	$(386)

Piedmont estimates that approximately $2.3 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $175,000 as of September 30, 2025. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025			December 31, 2024
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$2,990	$2,990	Level 1	$109,637	$109,637	Level 1
Tenant receivables, net (1)	$5,729	$5,729	Level 1	$5,524	$5,524	Level 1
Restricted cash and escrows (1)	$5,145	$5,145	Level 1	$4,245	$4,245	Level 1
Interest rate swaps	$—	$—	Level 2	$671	$671	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$15,874	$15,874	Level 1	$51,035	$51,035	Level 1
Interest rate swaps	$175	$175	Level 2	$8	$8	Level 2
Debt, net	$2,193,324	$2,235,324	Level 2	$2,222,346	$2,238,531	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2025 and December 31, 2024; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2025 and December 31, 2024. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2025 and December 31, 2024, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

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

Additionally, during the nine months ended September 30, 2024, Piedmont recognized an impairment charge of approximately $0.9 million in conjunction with the sale of One Lincoln Park located in Dallas, Texas (part of the Dallas reportable segment). The offer to purchase, contractual negotiations, due diligence, and completion of the sale all occurred during the nine months ended September 30, 2024.

7.    Goodwill

The carrying amount of Piedmont’s goodwill allocated to each of its reportable segments in total and net of accumulated impairment charges, as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	Atlanta	Dallas	Orlando	Northern Virginia/ Washington, D.C.	Minneapolis	New York	Boston	Total
Balance as of December 31, 2024:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

2025 impairment charges	—	—	—	—	—	—	—	—
Balance as of September 30, 2025:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2025, Piedmont had one individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three and nine months ended September 30, 2025 or 2024.

9.    Property Dispositions

The following properties were sold during the nine months ended September 30, 2025 and 2024 (in thousands):

Properties Sold	Location / Reportable Segment	Date of Sale	Gain/(Loss) on Sale of Real Estate Assets	Net Sales Proceeds
One Lincoln Park	Dallas, Texas / Dallas	March 20, 2024	$—	$53,308
750 West John Carpenter Freeway	Irving, Texas / Dallas	July 23, 2024	$(445)	$21,584
161 Corporate Center	Irving, Texas / Dallas	February 18, 2025	$108	$4,980
80 and 90 Central	Boxborough, Massachusetts / Boston	May 30, 2025	$1,224	$25,690

Piedmont recognized a gain on sale of real estate assets of $0.7 million during the nine months ended September 30, 2025 related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

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

A roll forward of Piedmont's equity based award activity for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2024	3,018,435	$9.20
Deferred Stock Awards Granted	560,810	$8.15
Performance Stock Awards Granted	509,686	$10.05
Change in Estimated Potential Share Awards based on TSR Performance	300,135	$9.82
Performance Stock Awards Vested	(269,079)	$13.56
Deferred Stock Awards Vested	(439,010)	$9.01
Deferred Stock Awards Forfeited	(5,314)	$8.33
Unvested and Potential Stock Awards as of September 30, 2025	3,675,663	$8.91

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2025 and 2024, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$8.15	$6.60
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$126	$200	$3,954	$4,801

A detail of Piedmont’s outstanding stock awards and programs as of September 30, 2025 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 13, 2023	Deferred Stock Award	293,316	$10.55	Of the shares granted, 25% vested on the date of grant, and 25% vested or will vest on February 13, 2024, 2025, and 2026, respectively.	84,207

February 23, 2023	2023-2025 Performance Share Program	—	$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	271,680	(2)

February 23, 2023	Deferred Stock Award	315,943	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	162,260

February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,035,878	(2)

February 20, 2024	Deferred Stock Award	466,249	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	352,990

October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	60,606

October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101

February 3, 2025	Deferred Stock Award	429,334	$8.52	Of the shares granted, 25% will vest on February 3, 2026, 2027, 2028, and 2029, respectively.	424,508

February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	839,697	(2)

May 15, 2025	Deferred Stock Award-Board of Directors	121,736	$6.90	Of the shares granted, 100% will vest on the earlier of the 2026 Annual Meeting or May 15, 2026.	121,736
Total					3,675,663

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2025.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2025. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended September 30, 2025 and 2024, Piedmont recognized approximately $2.6 million and $2.2 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the nine months ended September 30, 2025 and 2024, Piedmont recognized approximately $7.2 million and $6.3 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the nine months ended September 30, 2025, 421,089 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees. As of September 30, 2025, approximately $16.0 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

11.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Tenant improvements funded by tenants	$18,552	$16,896
Accrued capital expenditures and deferred lease costs	$28,790	$42,434
Change in accrued dividends	$(15,298)	$(15,143)
Change in accrued deferred financing costs	$—	$(232)
Accrued stock issuance costs	$(85)	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, to the consolidated balance sheets for the respective period (in thousands):

	2025	2024
Cash and cash equivalents, beginning of period	$109,637	$825
Restricted cash and escrows, beginning of period	4,245	3,381
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$113,882	$4,206

Cash and cash equivalents, end of period	$2,990	$133,624
Restricted cash and escrows, end of period	5,145	3,343
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$8,135	$136,967

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

12.    Earnings Per Share

As Piedmont recognized a net loss for both the three and nine months ended September 30, 2025 and 2024, earnings per share is computed using basic weighted-average common shares outstanding.

13.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's CODM, as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of September 30, 2025, Piedmont also owned two projects in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these projects for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two projects are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,979	$16,437	$493	$29,035
Dallas	24,951	9,443	112	15,620
Orlando	15,831	6,671	50	9,210
Northern Virginia/Washington, D.C.	12,538	6,024	165	6,679
Minneapolis	11,626	5,829	168	5,965
New York	14,605	6,801	21	7,825
Boston	9,527	3,624	11	5,914
Total reportable segments	134,057	54,829	1,020	80,248
Other	5,106	1,061	(1,026)	3,019
Totals	$139,163	$55,890	$(6)	$83,267

	Three Months Ended September 30, 2024
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$41,491	$14,257	$427	$27,661
Dallas	26,135	10,868	99	15,366
Orlando	14,302	6,891	45	7,456
Northern Virginia/Washington, D.C.	14,313	6,457	165	8,021
Minneapolis	11,532	6,541	158	5,149
New York	14,040	6,627	20	7,433
Boston	11,607	4,593	10	7,024
Total reportable segments	133,420	56,234	924	78,110
Other	5,873	1,276	(1,530)	3,067
Totals	$139,293	$57,510	$(606)	$81,177

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$134,259	$48,645	$1,463	$87,077
Dallas	78,223	31,402	331	47,152
Orlando	46,563	20,026	149	26,686
Northern Virginia/Washington, D.C.	38,807	17,931	495	21,371
Minneapolis	33,832	16,229	492	18,095
New York	43,817	20,319	61	23,559
Boston	31,644	12,041	35	19,638
Total reportable segments	407,145	166,593	3,026	243,578
Other	14,996	2,821	(2,955)	9,220
Totals	$422,141	$169,414	$71	$252,798

	Nine Months Ended September 30, 2024
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$126,601	$46,353	$1,315	$81,563
Dallas	81,658	34,568	321	47,411
Orlando	44,657	20,238	106	24,525
Northern Virginia/Washington, D.C.	45,036	18,828	492	26,700
Minneapolis	37,173	19,983	471	17,661
New York	41,350	18,983	60	22,427
Boston	34,045	12,724	31	21,352
Total reportable segments	410,520	171,677	2,796	241,639
Other	16,573	3,842	(3,437)	9,294
Totals	$427,093	$175,519	$(641)	$250,933

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss applicable to Piedmont	$(13,462)	$(11,519)	$(40,374)	$(49,091)
Management fee revenue (1)	(114)	(714)	(254)	(965)
Depreciation and amortization	57,315	56,067	169,061	169,968
Impairment charges	—	—	—	18,432
General and administrative expenses	7,607	6,809	23,130	22,773
Interest expense	31,968	32,072	95,599	91,355
Other income	(52)	(1,983)	(364)	(2,374)
Loss on early extinguishment of debt	—	—	8,000	386
(Gain)/loss on sale of real estate assets	—	445	(2,013)	445
Net income applicable to noncontrolling interest	5	—	13	4
Total NOI	$83,267	$81,177	$252,798	$250,933

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of September 30, 2025, we had $434 million of borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe that we have sufficient liquidity to meet our obligations for the foreseeable future; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of projects. During the nine months ended September 30, 2025 and 2024 we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Capital expenditures for redevelopment/renovations	$48,805	$62,919
Other capital expenditures, including building and tenant improvements	67,008	77,067
Total capital expenditures (1)	$115,813	$139,986

(1)Of the total amounts paid, approximately $14.6 million and $13.4 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the nine months ended September 30, 2025 and 2024, respectively.

Capital expenditures for redevelopment/renovations noted above during both the nine months ended September 30, 2025 and 2024 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment, including: US Bancorp Center in Minneapolis, Minnesota; Galleria Towers in Dallas, Texas; The Exchange in Orlando, Florida; Galleria on the Park in Atlanta, Georgia, 60 Broad in New York, New York, and Meridian in suburban Minneapolis, Minnesota, among others.

Other capital expenditures, including building and tenant improvements noted above includes all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office projects.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the nine months ended September 30, 2025, we committed to spend approximately $6.73 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.71 (net of expired lease commitments) for the nine months ended September 30, 2024 with the increase in the current period attributable to the significant amount of new tenant leasing completed. As of September 30, 2025, we had one individually significant unrecorded tenant allowance commitment greater than $10 million.

In addition to the amounts that we have already committed to as a part of executed leases, we also anticipate continuing to incur similar market-based tenant improvement allowances and leasing commissions in conjunction with procuring future leases for our existing portfolio of projects. Both the timing and magnitude of expenditures related to future leasing activity can vary due to a number of factors and are highly dependent on the size of the leased square footage, length of the lease term, and the competitive market conditions of the particular office market at the time a lease is being negotiated, in addition to the impact of inflation and rising costs of construction.

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

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended September 30, 2025 was approximately $13.5 million, or $0.11 per diluted share, as compared with net loss applicable to common stockholders of $11.5 million, or $0.09 per diluted share, for the three months ended September 30, 2024. The primary driver of the increase in net loss is the increase in depreciation expense as building improvements across our portfolio have been placed into service subsequent to July 1, 2024.

Comparison of the three months ended September 30, 2025 versus the three months ended September 30, 2024

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	September 30, 2025	% of Revenues	September 30, 2024	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$133.0		$132.8		$0.2
Property management fee revenue	0.1		0.9		(0.8)
Other property related income	6.0		5.6		0.4
Total revenues	139.1	100%	139.3	100%	(0.2)
Expense:
Property operating costs	55.9	40%	57.5	41%	(1.6)
Depreciation	42.1	30%	39.0	28%	3.1
Amortization	15.2	11%	17.1	12%	(1.9)
General and administrative	7.6	6%	6.8	5%	0.8
	120.8		120.4		0.4
Other income (expense):
Interest expense	(32.0)	23%	(32.1)	23%	0.1
Other income	0.2	—%	2.1	1%	(1.9)
Loss on sale of real estate assets	—	—%	(0.4)	—%	0.4
Net loss	$(13.5)	(10)%	$(11.5)	(8)%	$(2.0)

Revenue

Rental and tenant reimbursement revenue increased approximately $0.2 million for the three months ended September 30, 2025, as compared to the same period in the prior year. The increase was primarily due to the roll-up of rental rates and new leases commencing during the twelve months ended September 30, 2025. The impact of this increase was partially offset by the disposition of three projects subsequent to July 1, 2024.

Property management fee revenue decreased approximately $0.8 million for the three months ended September 30, 2025, as compared to the same period in the prior year due to the termination of certain third-party property management arrangements in 2024.

Other property related income increased approximately $0.4 million for the three months ended September 30, 2025 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs decreased approximately $1.6 million for the three months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to reduced property tax expense due to lower tax assessments and successful appeals, as well as three project dispositions subsequent to July 1, 2024.

Depreciation expense increased approximately $3.1 million for the three months ended September 30, 2025 as compared to the same period in the prior year. The increase was primarily due to additional building improvements placed in service subsequent to July 1, 2024.

Amortization expense decreased approximately $1.9 million for the three months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to July 1, 2024.

General and administrative expense increased approximately $0.8 million for the three months ended September 30, 2025 compared to the same period in the prior year, primarily due to increased accruals for potential performance-based compensation, largely associated with successful leasing during the nine months ended September 30, 2025.

Other Income (Expense)

Other income decreased approximately $1.9 million for the three months ended September 30, 2025 as compared to the same period in the prior year due to lower average invested cash balances in the current period.

Comparison of the Nine Months Ended September 30, 2025 Versus the Nine Months Ended September 30, 2024

The following table sets forth selected data from our consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	September 30, 2025	% of Revenues	September 30, 2024	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$403.0		$408.6		$(5.6)
Property management fee revenue	0.3		1.5		(1.2)
Other property related income	18.8		17.0		1.8
Total revenues	422.1	100%	427.1	100%	(5.0)
Expense:
Property operating costs	169.4	40%	175.5	41%	(6.1)
Depreciation	123.7	29%	116.7	27%	7.0
Amortization	45.4	11%	53.3	13%	(7.9)
Impairment charges	—	—%	18.4	4%	(18.4)
General and administrative	23.1	5%	22.8	6%	0.3
	361.6		386.7		(25.1)
Other income (expense):
Interest expense	(95.6)	23%	(91.4)	21%	(4.2)
Other income	0.7	—%	2.7	1%	(2.0)
Loss on early extinguishment of debt	(8.0)	2%	(0.4)	—%	(7.6)
Gain/(loss) on sale of real estate assets	2.0	—%	(0.4)	—%	2.4
Net loss	$(40.4)	(10)%	$(49.1)	(11)%	$8.7

Revenue

Rental and tenant reimbursement revenue decreased approximately $5.6 million for the nine months ended September 30, 2025 as compared to the same period in the prior year. The decrease was primarily due to the disposition of four projects subsequent to January 1, 2024. The impact of these decreases was partially offset by the roll-up of rental rates and new leases commencing during the twelve months ended September 30, 2025.

Property management fee revenue decreased approximately $1.2 million for the three months ended September 30, 2025, as compared to the same period in the prior year due to the termination of certain third-party property management arrangements in 2024.

Other property related income increased approximately $1.8 million for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs decreased approximately $6.1 million for the nine months ended September 30, 2025 as compared to the same period in the prior year. The variance was primarily due to reduced property tax expense due to lower tax assessments and successful appeals, as well as project dispositions subsequent to January 1, 2024 (as discussed above). The impact of these decreases is partially offset by an increase in other recoverable property operating costs such as utilities, repairs and maintenance, landscaping and security due to increased occupancy and utilization of our projects during the current period, as compared to the prior period.

Depreciation expense increased approximately $7.0 million for the nine months ended September 30, 2025 as compared to the same period in the prior year. The increase was primarily due to additional building improvements placed in service subsequent to January 1, 2024, which were partially offset by property dispositions in 2024 and 2025.

Amortization expense decreased approximately $7.9 million for the nine months ended September 30, 2025 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2024.

During the nine months ended September 30, 2024, we recognized a non-cash impairment charge of approximately $18.4 million primarily related to shortening the projected hold period for one property. See Note 6 to our accompanying consolidated financial statements for further details.

Other Income (Expense)

Interest expense increased approximately $4.2 million for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily driven by refinancing activity at higher interest rates during the twelve months ended September 30, 2025.

Other income decreased approximately $2.0 million for the three months ended September 30, 2025 as compared to the same period in the prior year due to lower average invested cash balances in the current period.

During the nine months ended September 30, 2025, we repurchased approximately $67.5 million of the aggregate principal amount of the $600 Million Unsecured Senior Notes due 2028. The premium paid to repurchase the debt, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $7.5 million loss on early extinguishment of debt. The loss on early extinguishment of debt in the prior period was due to the write-off of unamortized debt issuance costs associated with refinancing activity during the nine months ended September 30, 2024.

Gain on sale of real estate assets during the nine months ended September 30, 2025 primarily consists of the gain recognized on the sale of the 80 and 90 Central project in Boston, Massachusetts, which closed in May of 2025, as well as recognition of the return of amounts held in escrow for the 750 West John Carpenter project sold in July 2024. During the prior period, we recognized a loss on the sale of the 750 West John Carpenter project of approximately $0.4 million.

Issuer and Guarantor Financial Information

As of September 30, 2025, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances totaling approximately $1.5 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030 and 2032 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Realty Trust, Inc. as Issuer and Guarantor, respectively	As of September 30, 2025	As of December 31, 2024

Due from non-guarantor subsidiary	$900	$900
Total assets	$246,859	$376,871
Total liabilities	$2,041,883	$2,108,306

		For the Nine Months Ended September 30, 2025
Total revenues		$36,190
Net loss		$(94,787)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of September 30, 2025, we owned two projects in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these projects for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two projects are included in "Other" below. See Note 13 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Atlanta	$29,035	$27,661	$87,077	$81,563
Dallas	15,620	15,366	47,152	47,411
Orlando	9,210	7,456	26,686	24,525
Northern Virginia/Washington, D.C.	6,679	8,021	21,371	26,700
Minneapolis	5,965	5,149	18,095	17,661
New York	7,825	7,433	23,559	22,427
Boston	5,914	7,024	19,638	21,352
Total reportable segments	80,248	78,110	243,578	241,639
Other	3,019	3,067	9,220	9,294
Total NOI	$83,267	$81,177	$252,798	$250,933

Comparison of the Nine Months Ended September 30, 2025 Versus the Nine Months Ended September 30, 2024

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park and Glenridge Highlands projects during the nine months ended September 30, 2025 as compared to the same period in the prior year.

Northern Virginia/Washington, D.C.

NOI decreased primarily due to the expiration or downsizing of certain tenants at our 1201 & 1225 Eye Street project, our 4250 North Fairfax Drive project, and our Arlington Gateway project during the nine months ended September 30, 2025 as compared to the same period in the prior year.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three and nine months ended September 30, 2025 and 2024 are presented below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
GAAP net loss applicable to common stock	$(13,462)	$(11,519)	$(40,374)	$(49,091)
Depreciation of real estate assets	41,759	38,642	122,538	115,699
Amortization of lease-related costs	15,188	17,059	45,379	53,260
Impairment charges	—	—	—	18,432
(Gain)/loss on sale of real estate assets	—	445	(2,013)	445
NAREIT FFO applicable to common stock	43,485	44,627	125,530	138,745
Adjustments:
Loss on early extinguishment of debt	—	—	8,000	386
Core FFO applicable to common stock	43,485	44,627	133,530	139,131
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,561	1,332	4,591	3,679
Depreciation of non-real estate assets	368	347	1,106	950
Straight-line effects of lease revenue	(6,251)	(5,125)	(24,887)	(15,570)
Stock-based compensation adjustments	2,503	2,153	4,954	5,240
Amortization of lease-related intangibles	(1,959)	(2,463)	(5,978)	(7,668)
Non-incremental capital expenditures (1)	(13,203)	(14,934)	(47,082)	(53,432)
AFFO applicable to common stock	$26,504	$25,937	$66,234	$72,330
Weighted-average shares outstanding – diluted (2)	126,007	125,675	125,638	125,087
NAREIT FFO per share (diluted)	$0.35	$0.36	$1.00	$1.11
Core FFO per share (diluted)	$0.35	$0.36	$1.06	$1.11

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three and nine months ended September 30, 2025 and 2024, respectively, as they would reduce the loss per share presented.

NAREIT FFO applicable to common stock was $1.00 per diluted share for the nine months ended September 30, 2025, as compared to $1.11 per diluted share for the same period in the prior year due to the recognition of loss on early extinguishment of debt associated with debt retired during the current period, increased interest expense, net of interest income, recognized during the current period as compared to the nine months ended September 30, 2024, as well as the sale of four projects subsequent to January 1, 2024. Core FFO applicable to common stock was $1.06 per diluted share for the nine months ended September 30, 2025, as compared to $1.11 per diluted share for the same period in the prior year. The decrease is due to increased interest expense, net of interest income, in the current year as compared to the nine months ended September 2024, as well as the sale of four projects subsequent to January 1, 2024.

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

The following table sets forth a reconciliation from net income calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2025 and 2024, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net loss applicable to Piedmont (GAAP basis)	$(13,462)	$(11,519)	$(13,462)	$(11,519)

Net income applicable to noncontrolling interest	5	—	5	—
Interest expense	31,968	32,072	31,968	32,072
Depreciation	42,127	38,988	42,127	38,988
Amortization	15,188	17,059	15,188	17,059
Depreciation and amortization attributable to noncontrolling interests	—	20	—	20
Loss on sale of real estate assets	—	445	—	445

EBITDAre(1) and Core EBITDA(2)	75,826	77,065	75,826	77,065
General & administrative expenses	7,607	6,809	7,607	6,809
Management fee revenue (3)	(114)	(714)	(114)	(714)
Other income	(52)	(1,983)	(52)	(1,983)
Straight-line rent effects of lease revenue	(6,251)	(5,125)
Straight line effects of lease revenue attributable to noncontrolling interests	—	1
Amortization of lease-related intangibles	(1,959)	(2,463)

Property NOI	75,057	73,590	83,267	81,177

Net operating (income)/loss from:
Dispositions (4)	54	(1,383)	54	(1,269)
Other investments (5)	(42)	816	(118)	687

Same Store NOI	$75,069	$73,023	$83,203	$80,595

Change period over period in Same Store NOI	2.8%	N/A	3.2%	N/A

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

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2025 and 2024 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net loss applicable to Piedmont (GAAP)	$(40,374)	$(49,091)	$(40,374)	$(49,091)

Net income applicable to noncontrolling interest	13	4	13	4
Interest expense	95,599	91,355	95,599	91,355
Depreciation	123,644	116,649	123,644	116,649
Amortization	45,379	53,260	45,379	53,260
Depreciation and amortization attributable to noncontrolling interests	38	59	38	59
Impairment charges	—	18,432	—	18,432
(Gain)/loss on sale of real estate assets	(2,013)	445	(2,013)	445

EBITDAre	222,286	231,113	222,286	231,113
Loss on early extinguishment of debt	8,000	386	8,000	386

Core EBITDA	230,286	231,499	230,286	231,499
General & administrative expenses	23,130	22,773	23,130	22,773
Management fee revenue (1)	(254)	(965)	(254)	(965)
Other income	(364)	(2,374)	(364)	(2,374)
Straight-line effects of lease revenue	(24,887)	(15,570)
Straight line effects of lease revenue attributable to noncontrolling interests	(4)	1
Amortization of lease-related intangibles	(5,978)	(7,668)

Property NOI	221,929	227,696	252,798	250,933

Net operating income from:
Dispositions (2)	(1,616)	(5,141)	(1,725)	(5,188)
Other investments (3)	211	(838)	(37)	(1,131)

Same Store NOI	$220,524	$221,717	$251,036	$244,614

Change period over period in Same Store NOI	(0.5)%	N/A	2.6%	N/A

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

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of September 30, 2025, our average lease was approximately 14,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll-ups and roll-downs, which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

During the nine months ended September 30, 2025, the leased percentage of our in-service portfolio increased to 89.2% leased as compared to 88.4% leased as of December 31, 2024, as square footage associated with new tenant leases for vacant space outweighed square footage associated with expiring leases. As of September 30, 2025, scheduled lease expirations for the remainder of 2025 represented 2% of our Annualized Lease Revenue. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of September 30, 2025, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2025, we had approximately 0.9 million square feet of executed leases for vacant space that are yet to commence representing approximately $39 million of future additional annual cash rents, and approximately 1.1 million square feet of executed leases currently under rental abatement, representing approximately $36 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll-downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll-ups and roll-downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended September 30, 2025, we experienced an 8.6% and 20.2% roll-up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended September 30, 2025, Same Store NOI increased by 2.8% on a cash basis and 3.2% on an accrual basis as the commencement or expiration of abatement on new leases outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the nine months ended September 30, 2025.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of September 30, 2025, our primary market risk is our exposure to interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of September 30, 2025, other than the variable rate facility mentioned above, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

The estimated fair value of our debt was approximately $2.2 billion for both the periods ended September 30, 2025 and December 31, 2024. Our interest rate swap agreements in place as of September 30, 2025 carried a notional amount totaling $325 million with a weighted-average fixed interest rate of 5.38%, and our interest swap agreements as of December 31, 2024 carried a notional amount totaling $450 million with a weighted-average fixed interest rate of 5.07%.

As of September 30, 2025, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaled approximately $2.0 billion and had an average effective interest rate of approximately 6.01% per annum with contractual expirations, not including extension options, ranging from 2027 to 2032. A change in the market interest rate would impact the relative fair value of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2025, we had $166.0 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of SOFR plus 1.05% per annum (based on our current credit rating as defined in the credit agreement), resulting in a total interest rate of 5.29%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2025 would increase interest expense approximately $1.7 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2025.
(b)None.
(c)None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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

10.1
Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement, dated as of September 16, 2025, by and among Piedmont Operating Partnership, LP, Piedmont Realty Trust, Inc., each lender initially signatory thereto, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, BofA Securities Inc. and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K filed on September 16, 2025).

10.2
Amendment No. 3 to Term Loan Agreement, dated as of September 16, 2025, by and among Piedmont Operating Partnership, LP, Piedmont Realty Trust, Inc., each lender initially signatory thereto, Truist Securities, Inc., as Lead Arranger and Book Manager, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Piedmont's Current Report on Form 8-K filed on September 16, 2025).

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to Piedmont's Quarterly Report on Form 10-Q filed on July 28, 2025).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT REALTY TRUST, INC.
(Registrant)

Dated:	October 27, 2025	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)