Form 10-K
period 2025-12-31
Piedmont Realty Trust, Inc.
filed 2026-02-17
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________________________
FORM 10-K
 _________________________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number 001-34626
   _________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the common stock of Piedmont Realty Trust, Inc., held by non-affiliates was $899,746,764 based on the closing price as reported on the New York Stock Exchange. As of February 12, 2026, 124,849,529 shares of common stock were outstanding.

Documents Incorporated by Reference:
Registrant incorporates by reference portions of the Piedmont Realty Trust, Inc. Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed no later than April 30, 2026.

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

SUMMARY OF RISK FACTORS

Material risks that may affect our business, operating results and financial condition include, but are not limited to, the following:

Risks Related to Our Business and Operations
•economic, regulatory, socio-economic or technology changes (e.g. artificial intelligence and machine learning, virtual meeting platforms, etc.) that impact the real estate market generally, or that could affect patterns of use of commercial office space, such as remote working and flexible or “hybrid” working arrangements that allow work from remote locations other than an employer’s office premises;
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
•effects of climate change;
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
•fluctuating or rising interest rates;
•restrictive debt covenants;
•increases in variable-rate debt payments;
•changes in interest rates that impact our interest rate derivative contracts and the risk of default or insolvency by counterparties to our interest rate swap agreements;
•a downgrade in our credit ratings, the credit ratings of Piedmont OP or the credit ratings of our or Piedmont OP's unsecured debt securities;

General Risks

•changes in our dividend policy;
•adverse U.S. and global economic conditions;
•price and volume fluctuations in the public market, including on the New York Stock Exchange;
•future offering of debt securities;
•market interest rate changes and resulting effect on the value of our common stock;
•securities analysts' coverage of our common stock; and
•failure of any bank in which we deposit our funds.

PART I

ITEM 1.    BUSINESS

General

Piedmont Realty Trust, Inc. (“Piedmont," "we," "our," or "us") (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in major U.S. Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, L.P. (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

Operating Objectives and Strategy

Piedmont is a fully integrated, self-managed real estate investment company focused on delivering an exceptional office environment. As an owner, manager, developer and operator of approximately 16 million square feet (unaudited) of Class A properties across major U.S. Sunbelt markets, we are known for our hospitality-driven approach and commitment to transforming buildings into premier “Piedmont PLACEs” that enhance each client’s workplace experience. As of December 31, 2025, we owned and operated a portfolio of 29 in-service projects and three redevelopment projects. The in-service office projects totaled approximately 14.9 million square feet (unaudited) and were 89.6% leased. Our redevelopment projects were approximately 62% leased as of December 31, 2025. Collectively, over 70% of our ALR is generated from our properties located in our Sunbelt markets. We lease space to a mixture of corporate tenants from multiple industries, and our average lease size is approximately 14,000 square feet with an average lease term remaining of six years as of December 31, 2025. Our diversified tenant base is primarily comprised of investment grade or nationally recognized corporations or governmental agencies, with the majority of our ALR derived from such tenants. No single tenant accounts for more than 5% of our ALR.

Headquartered in Atlanta, Georgia, with local management offices in each of our markets, Piedmont values operational excellence and is a leading participant among REITs based on the number of buildings owned and managed with Building Owners and Managers Association ("BOMA") 360 designations. BOMA 360 is a program that evaluates a building's operations and management and benchmarks its performance against industry standards. As of December 31, 2025, projects representing approximately 99% of our in-service portfolio (based on square footage) had achieved such a designation, recognizing excellence in building operations and management and counting us among the top ten companies nationwide with the most BOMA360 certified buildings. Our focus on operational excellence, fostering long-term relationships with our high-credit quality, diverse tenant base, and maintaining our portfolio of modern, amenity-rich properties, has resulted in an approximate 65% tenant retention rate over the past five years.
In addition to operational excellence, we also focus on environmental sustainability initiatives at our properties. During 2025, we:
•were recognized as an ENERGY STAR Partner of the year for the fifth consecutive year;
•achieved a maximum five star designation and “Green Star” recognition with scores ranking in the top decile of all participating listed U.S. companies from the GRESB Real Estate Assessment; and
•continued to be recognized as a Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy’s Better Buildings Alliance.

As of December 31, 2025, approximately 83% and 74% of our portfolio was ENERGY STAR rated and Leadership in Energy and Environmental Design ("LEED") certified, respectively, and 63% of our portfolio was certified LEED gold.
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
•ensuring that our tenants are credit-worthy and represent a broad spectrum of industry types with lease expirations that are distributed over multiple years;
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

Further details concerning Piedmont's environmental and climate risk management strategy and programs can be found in our annual Corporate Responsibility report located on our website, www.piedmontreit.com under the "Corporate Responsibility" section. The information contained on our website is not incorporated herein by reference.

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

Financing Strategy

We operate with a leverage strategy that supports our investment grade unsecured debt ratings with target leverage metrics between 30% to 40%, and net debt to EBITDA ratio of mid 6x or below. To effectively manage our long-term leverage strategy, we continue to analyze various sources of debt capital to prudently ladder debt maturities and to determine which sources will be the most beneficial to our investment strategy at any particular time.

Human Capital and Social Involvement

As of December 31, 2025, we had 140 employees, with approximately one-third of our employees working in our corporate office located in Atlanta, Georgia. Our remaining employees work in local management offices located in each of the office markets we serve. These employees are involved in acquiring, developing, redeveloping, leasing, and managing our portfolio of properties. We outsource various functions where cost efficiencies can be achieved, such as certain areas of information technology, construction, building engineering, and leasing. Approximately two-thirds of our workforce are salaried, with the remainder compensated on an hourly basis.

Training programs for our employees, managers, and contractors during 2025 included professional training on workplace harassment, artificial intelligence, and cybersecurity. In addition, employees and managers received performance management, conflict management, customer service, ethics, and safety training. We intend to provide an environment that is equitable, unbiased, pleasant, diverse, healthy, comfortable, and free from intimidation, hostilities, or other offenses that might interfere with work performance. We apply this policy to all of our employees, suppliers, and vendors, regardless of their geographic location.

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

Further details concerning our workforce and social and community involvement initiatives can be found in our annual Corporate Responsibility report located on our website, www.piedmontreit.com under the "Corporate Responsibility" section. The information contained on our website is not incorporated herein by reference.

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

Segment Information

As of December 31, 2025, our reportable segments were determined geographically based on the markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 13, Segment Information, to the accompanying consolidated financial statements.

Concentration of Credit Risk

We are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2025, our tenants come from broadly diversified industry sectors and no single tenant represented more than 5% of our ALR.

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
•changes in the patterns of office or parking garage use due to work-from-home arrangements, remote work technology (e.g. artificial intelligence and machine learning, virtual meeting platforms, etc.) becoming more prevalent, or other changes that reduce the demand for office workers or parking spaces generally;
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

In addition, periods of economic slowdown or recession, fluctuating or rising interest rates, or declining demand for real estate could result in a general decrease in rents or an increased occurrence of defaults under existing leases, which would adversely affect our financial condition and results of operations. Any of the above factors may prevent us from generating sufficient cash flow to operate our business, make distributions to our stockholders, or maintain the value of our properties.

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

Because our portfolio consists exclusively of office properties, we are subject to risks inherent in investments in a single property type. This concentration exposes us to the risk of economic downturns in the office sector to a greater extent than if our portfolio also included other sectors of the real estate industry. Collectively, over 70% of our ALR is generated from our properties located in our Sunbelt markets as of December 31, 2025. As a result, we are particularly susceptible to adverse conditions in these markets, including any reduction in demand for office properties, industry slowdowns, civil unrest, natural disasters, health crises, governmental cut backs, relocation of businesses, business layoffs or downsizing, and changing demographics. Our operations may also be affected if competing properties are built in any of these markets. Adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for office space resulting from the local or national government and business climates or changing office market trends, could adversely affect our rental revenues and operating results, and the value of our properties.

We may be adversely affected by trends in the office real estate industry.

Many businesses utilize remote work and flexible work arrangements as well as open workspaces and “co-working” spaces. These practices enable businesses to reduce their space requirements, thereby eroding demand for commercial office space and, in turn, placing downward pressure on occupancy, rental rates and property valuations.

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

Insider or employee cyber and security threats, including as a result of social engineering and phishing attempts, are increasingly a concern for all companies, including ours. We are continuously working to install new networks and to upgrade our existing networks, building operating and information technology systems, and to train employees against phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cybersecurity risks and incidents. However, such upgrades, new technology and training may not be sufficient to protect us from all risks, particularly as techniques used by bad actors continue to evolve (including through the use of artificial intelligence).

We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems, and despite various measures we have implemented to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in most cases are designed to not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

Costs of complying with governmental laws and regulations may reduce our earnings and cash flows.

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

Compliance with new laws or regulations or stricter interpretation of existing laws by agencies or the courts may require us to incur material expenditures or may impose additional liabilities on us, including environmental liabilities. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Although we believe that our properties are currently in material compliance with these regulatory requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance, and we cannot predict the ultimate cost of compliance. Any material expenditures, liabilities, fines, or damages we must pay will reduce our earnings and cash flows.

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

The cost of defending against claims of liability, of remediating any contaminated property, or of paying personal injury claims could reduce our earnings and cash flows.

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

New legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Tax reform legislation commonly known as the Tax Cuts and Jobs Act, or TCJA, which generally took effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), made many changes to the U.S. federal income tax laws that significantly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. Many of the TCJA’s changes were made permanent by legislation commonly known as the “One Big Beautiful Bill Act” (“OBBBA”), which was signed into law on July 4, 2025. Additional changes to tax laws are likely to continue to occur in the future. Accordingly, there is no assurance that we can continue to operate with the current benefits of our REIT status or that a change to the tax laws will not adversely affect the taxation of our stockholders. If there is a change in the tax laws that prevents us from qualifying as a REIT, that eliminates REIT status generally, or that requires REITs generally to pay corporate level income taxes, our results of operations may be adversely affected and we may not be able to make the same level of distributions to our stockholders, and changes to the taxation of our stockholders could have an adverse effect on an investment in our common stock. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.

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

The maximum federal income tax rate for certain dividends paid by domestic corporations to individuals, trusts and estates is generally 20%. Dividends paid by REITs, however, (other than distributions we properly designate as capital gain dividends or as qualified dividend income) are taxed at the normal income tax rate applicable to the individual recipient (currently a maximum rate of 37%) rather than the 20% preferential rate, subject to a deduction equal to 20% of the amount of certain “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income) that is available to noncorporate taxpayers, which has the effect of reducing the maximum effective income tax rate on qualified REIT dividends to 29.6%. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in non-REIT corporations that make distributions.

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

As of December 31, 2025, we had total outstanding indebtedness of approximately $2.2 billion, including $188.8 million of mortgage debt. Although the instruments governing our indebtedness limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. We may incur additional indebtedness to acquire properties or other real estate-related investments, to fund property improvements, and other capital expenditures or for other corporate purposes.

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

Periodically, we may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things our financial condition, results of operations and market conditions at the time; and restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancing or proceeds of assets sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures or strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations.

Fluctuating or rising interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our earnings, and the amount of cash distributions we can make.

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

Any increases in interest rates would cause the amount of our variable-rate debt payments to also increase and could limit our ability to make distributions to our stockholders.

Currently, any outstanding draws on our $600 Million Unsecured 2022 Line of Credit and our variable-rate debt instruments which are not subject to hedging under interest rate swap agreements represent our exposure to interest rate changes. In addition, any outstanding draws under the $600 Million Unsecured 2022 Line of Credit are subject to SOFR locks of various length. However, increases in interest rates could increase our interest costs associated with this variable rate debt to the extent our current locks expire and new balances are drawn under the facility. Such increases would reduce our cash flows and could impact our ability to make distributions to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might not permit realization of the maximum return on such investments.

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

A downgrade in our credit ratings, the credit ratings of Piedmont OP or the credit ratings of our or Piedmont OP's unsecured debt securities could materially adversely affect our business and financial condition.

The credit ratings assigned to us, to Piedmont OP and to our and their unsecured debt securities could change based upon, among other things, our results of operations and financial condition. If any of the credit rating agencies that have rated us, Piedmont OP or any or our unsecured debt securities downgrades or lowers these credit ratings, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs (including by increasing interest expense as a result of increases in the state interest rate spreads over reference rates or increased interest rate step-ups on certain of our or Piedmont OP's debt instruments) and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations.

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

We expect to resume paying quarterly distributions to our stockholders in the future; however, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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
•change in the credit ratings assigned to us, Piedmont OP or any of our unsecured debt securities;
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

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. We have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Although we hold cash primarily in the top ten banks in the United States, if any of the banking institutions in which we deposit funds ultimately fails, we may lose amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute, to pay down maturing debt, or to invest, and could result in a decline in the value of our stockholders' investment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2025.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threats alongside other company risks as part of our overall risk assessment process. In addition, we perform an external, specific cybersecurity risk assessment every eighteen months to assess and identify risks. Included in our management of cybersecurity risk is our annual review of our Incident Response Plan/Policy, involving employees from all responsibility levels of the company. Our Chief Financial Officer has primary responsibility for overseeing our information systems and information technology resources, including risks from cybersecurity threats. To assist our Chief Financial Officer in discharging these responsibilities, we have a standing management committee to address information technology and cybersecurity risk matters comprised of our Chief Financial Officer, our Chief Executive Officer, our Director of IT, our Senior Vice President of Risk Management, a virtual Chief Information Security Officer (a "vCISO") with our managed security service provider (an “MSSP”), and certain other members of our information technology staff. The members of this committee meet on a quarterly basis, with additional full or sub-committee meetings held as-needed throughout the year, to:

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

Our Senior Vice President of Risk Management monitors and tests these initiatives on a periodic basis. Additionally, our Chief Financial Officer partners with the MSSP and our information technology staff throughout the organization to manage material risks from cybersecurity threats, as well as to provide managerial and operational support for our information systems and information technology resources on a daily basis.

We also maintain an Incident Response Plan/Policy to coordinate the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The Incident Response Plan/Policy is tested with tabletop exercises to assess the validity of the plan and to make necessary modifications, as needed, on an annual basis. We utilize a third party Security Information and Event Management ("SIEM") service to collect, analyze, and correlate security logs and events from various sources across the Piedmont corporate and property networks to detect and respond to cyber threats in real-time. This service coordinates with the IT support team to contain threats and reduce impact. Verified cybersecurity incidents, should they occur, are reported to IT management and trigger response protocols detailed in the Incident Response Plan/Policy.

We utilize external risk advisory and accounting firms to perform an audit focusing on entity-level, application and information technology general computer controls annually, as well as the full cybersecurity risk assessment mentioned above. Audit results and the risk assessments are reviewed by our Chief Financial Officer, our Director of IT, the vCISO, and our Senior Vice President of Risk Management. Any exceptions are addressed with a remediation plan and implemented with appropriate resources. Audit results, risk assessments and remediation plans are discussed with the Audit Committee of the board of directors, who has responsibility for cybersecurity risk oversight, each quarter until all points are fully resolved.

We also identify and oversee cybersecurity risk from third-party service providers through our vendor management policy, overseen by our internal risk management and information technology functional areas, which requires increasing levels of due diligence and required insurance coverages in proportion to each provider's access to our information systems.

Although we have never experienced a material information security breach nor have we incurred any expenses related to such a breach, we take a proactive approach to managing information security risk. Our process for managing existing and new service providers evaluates the degree to which such service providers will interface with our systems. This process dictates minimum insurance requirements and increased security documentation and protocols as interaction with our systems increases. We also have a cybersecurity awareness training program which includes annual required online training, periodic updates, notices, and reminders, and bi-weekly simulated phishing attacks with required remedial training for failures. Further, we have a documented business continuity plan that is updated and tested annually and we carry an information security risk insurance policy.

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

Cybersecurity Governance

The Audit Committee of the board of directors oversees cybersecurity risk and is comprised of four independent members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The chair of our Audit Committee holds a Certificate in Cybersecurity Oversight from the National Association of Corporate Directors and has previous work experience at a large retailer with point-of-sale cybersecurity exposure. The Audit Committee receives quarterly updates summarizing on-going information technology and cybersecurity initiatives from our Chief Financial Officer and reviews the results of our annual risk assessment and regular cyber risk assessment upon completion. Any significant issues identified are reported to the Audit Committee of the board of directors on a quarterly basis.

As described above, our management team is responsible for the day-to-day assessment and management of material risks from cybersecurity threats through our Chief Financial Officer, our standing management committee on information technology, cybersecurity risk matters, and the MSSP. This group would be notified through our Incident Response Plan/Policy and appropriate actions undertaken in accordance with the plan document if a cyber-attack were to occur.

Our Senior Vice President of Risk Management is a Certificated Information Systems Auditor (CISA) and a Certified Internal Auditor (CIA) and holds a Certificate in Risk Management Assurance (CRMA). Personnel from the MSSP hold several certifications, including but not limited to: Certified Information Systems Security Professional ("CISSP"); ITIL Foundations; Fortinet Certified Network Security Administration and Professional; and Microsoft Certified IT Professional, Technology Specialist, Solutions Associate. The external risk advisory and accounting firms that we use to perform our audits and assessments described above utilize personnel qualified as one or more of the following to perform our audits and assessments: Certified Information Systems Auditor (CISA), CISSP, Certified Information Security Manager (CISM), and Certified Information Technology Professional (CITP).

ITEM 2.    PROPERTIES

Overview

As of December 31, 2025, we owned and operated a portfolio comprised of 29 in-service projects and three redevelopment projects. As of December 31, 2025 and 2024, our in-service portfolio was 89.6% and 88.4% leased, respectively, with an average lease term remaining as of each period end of six years. As of December 31, 2025, our average lease size was approximately 14,000 square feet, and no single tenant accounts for more than 5% of our ALR.

ALR related to our in-service portfolio was $578.7 million, or $43.31 per leased square foot, as of December 31, 2025 as compared with $567.3 million, or $41.91 per leased square foot, as of December 31, 2024.

Property Statistics

The following table shows the geographic diversification of our in-service portfolio as of December 31, 2025:

Location	Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of Annualized Lease Revenue (%)	Percent Leased (%)
Atlanta	$185,462	4,731	32.0	94.4
Dallas	114,331	2,821	19.7	93.2
Orlando	67,671	1,754	11.7	94.4
Northern Virginia / Washington, D.C.	57,111	1,584	9.9	69.1
New York	54,946	1,047	9.5	92.7
Minneapolis	44,431	1,434	7.7	83.5
Boston	34,079	936	5.9	84.6
Other (1)	20,691	614	3.6	91.2
	$578,722	14,921	100.0	89.6

(1)Includes 1430 Enclave Parkway and Enclave Place in Houston, Texas.

The following table shows lease expirations of our in-service office portfolio as of December 31, 2025 during each of the next twelve years and thereafter, assuming no exercise of renewal options or termination rights:

Year of Lease Expiration	Annualized Lease Revenue (in thousands)	Percentage of Annualized Lease Revenue (%)
2025(1)	$2,938	0.5
2026	55,048	9.5
2027	56,136	9.7
2028	50,769	8.8
2029	54,270	9.4
2030	58,690	10.2
2031	45,335	7.8
2032	40,110	6.9
2033	14,120	2.4
2034	50,978	8.8
2035	31,943	5.5
2036	26,720	4.6
2037	48,928	8.5
Thereafter	42,737	7.4
	$578,722	100.0

(1)    Includes leases with an expiration date of December 31, 2025, comprised of approximately 80,000 square feet.

Certain Restrictions Related to our Properties

As of December 31, 2025, only 1180 Peachtree Street in Atlanta, Georgia was held as collateral for debt, and there were no properties subject to underlying ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, for further details regarding our properties as of December 31, 2025.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the symbol “PDM.” As of February 12, 2026, there were 6,144 common stockholders of record of our common stock.

Distributions

We intend to make distributions each taxable year equal to at least 90% of our REIT taxable income. The amount of distributions paid and the taxable portion thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.

The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by outstanding debt service and capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors declared a quarterly dividend of $0.125 per common share for the first quarter ended March 31, 2025, and suspended the quarterly dividend beginning with the second quarter ended June 30, 2025.

Performance Graph

The following graph compares the cumulative total return of Piedmont’s common stock with the FTSE NAREIT Equity Office Index, the FTSE NAREIT Equity REITs Index, and the S&P 500 Index for the period beginning on December 31, 2020 through December 31, 2025. The graph assumes a $100 investment in each of Piedmont and the three indices, and the reinvestment of any dividends.

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Piedmont Realty Trust, Inc.
S&P 500
FTSE NAREIT Equity REITs
FTSE NAREIT Equity Office

Comparison of Cumulative Total Return of One or More Companies, Peer Groups, Industry Indices, and/or Broad Markets

	As of the year ended December 31,
	2020	2021	2022	2023	2024	2025
Piedmont Realty Trust, Inc.	$100.00	$118.62	$63.16	$53.88	$73.91	$68.56
FTSE NAREIT Equity Office	$100.00	$122.00	$76.10	$77.65	$94.35	$81.15
FTSE NAREIT Equity REITs	$100.00	$143.24	$108.34	$123.21	$133.97	$137.83
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

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

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the fourth quarter of 2025.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

There were no repurchases of shares of our common stock during the fourth quarter of 2025.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023, included elsewhere in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors" set forth in Item 1A. of this report.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of December 31, 2025, we had $553 million of borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe that we have sufficient liquidity to meet our obligations for the foreseeable future; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent on market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of properties. During the years ended December 31, 2025 and 2024, we incurred the following types of capital expenditures (in thousands):

	December 31, 2025	December 31, 2024
Capital expenditures for redevelopment/renovations	$58,858	$96,790
Other capital expenditures, including building and tenant improvements	98,383	115,318
Total capital expenditures (1)	$157,241	$212,108

(1)Of the total amounts paid, approximately $17.7 million and $19.9 million related to soft costs such as capitalized interest, payroll, and other general and administrative expenses for the year ended December 31, 2025 and 2024, respectively.

"Capital expenditures for redevelopment/renovations" during the years ended December 31, 2025 and 2024 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment.

"Other capital expenditures, including building and tenant improvements" include all other capital expenditures during the respective period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office properties.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the year ended December 31, 2025, we have committed to spend approximately $6.58 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $5.67 (net of expired lease commitments) for the year ended December 31, 2024 with the increase in the current year attributable to the significant amount of new tenant leasing completed. As of December 31, 2025, we had no individual tenant allowance commitments greater than $10 million.

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

Finally, we may also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance) of future dividends, if any, to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations (2025 vs. 2024)

Overview

Net loss applicable to common stockholders for the year ended December 31, 2025 was approximately $83.6 million, or $0.67 per diluted share, as compared with $79.1 million, or $0.64 per diluted share, for the year ended December 31, 2024. The primary driver of the increase in net loss was an approximately $37.8 million loss on early extinguishment of debt recognized during the year ended 2025, which was largely offset by the non-recurrence of approximately $33.8 million of impairment charges recognized during the year ended 2024.

Comparison of the accompanying consolidated statements of operations for the year ended December 31, 2025 vs. the year ended December 31, 2024.

The following table sets forth selected data from our consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively, as well as each balance as a percentage of total revenues for the years presented (dollars in millions):

	December 31, 2025	% of Revenues	December 31, 2024	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$538.0		$544.1		$(6.1)
Property management fee revenue	0.3		1.7		(1.4)
Other property related income	26.7		24.5		2.2
Total revenues	565.0	100%	570.3	100%	(5.3)
Expense:
Property operating costs	227.9	40%	234.1	41%	(6.2)
Depreciation	166.5	29%	156.9	28%	9.6
Amortization	60.5	11%	69.7	12%	(9.2)
Impairment charges	—	—%	33.8	6%	(33.8)
General and administrative	30.6	5%	35.4	6%	(4.8)
	485.5		529.9		(44.4)
Other income (expense):
Interest expense	(128.0)	23%	(123.0)	22%	(5.0)
Other income	0.7	—%	4.3	1%	(3.6)
Loss on early extinguishment of debt	(37.8)	7%	(0.4)	—%	(37.4)
Gain/(loss) on sale of real estate assets	2.0	—%	(0.4)	—%	2.4
Net loss	$(83.6)	(15)%	$(79.1)	14%	$(4.5)

Revenue

Rental and tenant reimbursement revenue decreased approximately $6.1 million for the year ended December 31, 2025 as compared to the prior year. The decrease was primarily due to the disposition of four projects subsequent to January 1, 2024 as well as lower tenant reimbursement revenue in the current year as compared to the prior year associated with lower recoverable operating costs (as discussed below). The impact of this decrease was partially offset by the roll-up of rental rates and new leases commencing during the year ended December 31, 2025.

Property management fee revenue decreased approximately $1.4 million for the year ended December 31, 2025, as compared to the same period in the prior year due to the termination of certain third-party property management arrangements in 2024.

Other property related income increased approximately $2.2 million for the year ended December 31, 2025 as compared to the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current year, as compared to the prior year.

Expense

Property operating costs decreased approximately $6.2 million for the year ended December 31, 2025 as compared to the prior year. The variance was primarily due to reduced property tax expense due to lower tax assessments and successful appeals, as well as project dispositions subsequent to January 1, 2024 (as discussed above). The impact of these decreases is partially offset by an increase in other recoverable property operating costs such as utilities, repairs and maintenance, landscaping and security due to increased occupancy and utilization of our projects during the current year, as compared to the prior year.

Depreciation expense increased approximately $9.6 million for the year ended December 31, 2025 compared to the prior year. The increase was primarily due to additional building and tenant improvements acquired and/or placed in service subsequent to January 1, 2024, partially offset by property dispositions in 2024 and 2025.

Amortization expense decreased approximately $9.2 million for the year ended December 31, 2025 compared to the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2024. The decrease was partially offset by an increase in amortization expense associated with deferred lease acquisition costs associated with new leasing activity during the two years ended December 31, 2025.

During the year ended December 31, 2024, we recognized a non-cash impairment charge of approximately $33.8 million related to a change in hold period assumptions at certain properties in our portfolio. See Note 6 to our accompanying consolidated financial statements for further details.

General and administrative expense decreased approximately $4.8 million for the year ended December 31, 2025 compared to the prior year almost exclusively as the result of the recognition of $4.8 million of executive separation costs during 2024.

Other Income (Expense)

Interest expense increased approximately $5.0 million for the year ended December 31, 2025 as compared to the prior year as a result of refinancing activity as well as a $2.0 million decrease in capitalized interest during the year ended December 31, 2025.

During the year ended December 31, 2025, we repurchased approximately $312.7 million in aggregate principal amount of the $600 Million Unsecured Senior Notes due 2028. The premium paid to repurchase the notes, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $37.3 million loss on early extinguishment of debt. The loss on early extinguishment of debt in the prior year was due to the write-off of unamortized debt issuance costs associated with refinancing activity during the year ended December 31, 2024.

Gain on sale of real estate assets during the year ended December 31, 2025 primarily consists of the gain recognized on the sale of the 80 and 90 Central project in Boston, Massachusetts, which closed in May of 2025, as well as recognition of the return of amounts held in escrow for the 750 West John Carpenter project sold in July 2024. During the prior year we recognized a loss on the sale of the 750 West John Carpenter project of approximately $0.4 million.

Results of Operations (2024 vs. 2023)

Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations (2024 vs. 2023)" in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025, for a discussion of the results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Issuer and Guarantor Financial Information

As of December 31, 2025, Piedmont, through its wholly-owned subsidiary Piedmont OP, had five separate issuances totaling approximately $1.7 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030, 2032 and 2033 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Realty Trust, Inc. as Issuer and Guarantor, respectively	As of December 31, 2025	As of December 31, 2024

Due from non-guarantor subsidiary	$900	$900
Total assets	$240,324	$376,871
Total liabilities	$2,085,214	$2,108,306

		For the Year Ended December 31, 2025
Total revenues		$47,373
Net loss		$(155,188)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our chief operating decision maker ("CODM"), who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of December 31, 2025, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 13 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to accrual-based net operating income ("NOI").

The following table presents NOI by geographic segment (in thousands):

	Years Ended December 31,
	2025	2024
Atlanta	$116,007	$110,715
Dallas	60,743	62,332
Orlando	39,026	33,860
Northern Virginia/Washington, D.C.	28,610	34,086
Minneapolis	23,300	23,553
New York	31,634	30,200
Boston	25,669	28,296
Total reportable segments	324,989	323,042
Other	12,238	12,498
Total NOI	$337,227	$335,540

Comparison of the Year Ended December 31, 2025 Versus the Year Ended December 31, 2024

Atlanta

NOI increased due to several leases commencing at our Galleria on the Park and Glenridge Highlands projects during the year ended December 31, 2025 as compared to the same period in the prior year.

Orlando

NOI increased primarily due to the commencement of the Travel and Leisure lease at the 501 West Church project, as well several leases commencing at The Exchange project and the CNL Center I and II project during the year ended December 31, 2025 as compared to the same period in the prior year.

Northern Virginia/Washington, D.C.

NOI decreased primarily due to the expiration or downsizing of certain tenants at our 1201 & 1225 Eye Street project, our 4250 North Fairfax Drive project, and our Arlington Gateway project during the year ended December 31, 2025 as compared to the same period in the prior year.

Boston

NOI decreased primarily due to sale of the 80 and 90 Central project during the year ended December 31, 2025 as compared to the same period in the prior year.

Funds From Operations ("FFO"), Core Funds From Operations ("Core FFO"), and Adjusted Funds From Operations (“AFFO”)

Net loss calculated in accordance with GAAP is the starting point for calculating FFO, Core FFO, and AFFO. These metrics are non-GAAP financial measures and should not be viewed as an alternative measurement of our operating performance to net loss. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, we believe that the additive use of FFO, Core FFO, and AFFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts ("NAREIT") definition. NAREIT currently defines FFO as Net loss (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets, goodwill, and investment in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, along with appropriate adjustments to those reconciling items for joint ventures, if any. Other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do; therefore, our computation of FFO may not be comparable to the computation made by other REITs.

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the early extinguishment of debt and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain infrequent or non-recurring items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as us; therefore, our computation of Core FFO may not be comparable to the computation made by other REITs.

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and then adding back non-cash items including: non-real estate depreciation, straight-lined rents and fair value lease adjustments, non-cash components of interest expense and compensation expense, and by making similar adjustments for joint ventures, if any. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to the computation of other REITs.

Reconciliations of net loss to FFO, Core FFO, and AFFO for the years ended December 31, 2025, 2024, and 2023, respectively, are presented below (in thousands except per share amounts):

	2025	2024	2023
GAAP net loss applicable to common stock	$(83,620)	$(79,069)	$(48,387)
Depreciation of real assets	165,035	155,468	147,569
Amortization of lease-related costs	60,545	69,674	87,717
Impairment charges	—	33,832	29,446
(Gain)/loss on sale of real estate assets	(2,013)	445	(1,946)
NAREIT FFO applicable to common stock	$139,947	$180,350	$214,399
Adjustments:
Executive separation costs	—	4,831	—
Loss on early extinguishment of debt	37,788	386	820
Core FFO applicable to common stock	$177,735	$185,567	$215,219
Adjustments:
Amortization of debt issuance costs and discounts on debt	6,189	5,142	5,442
Depreciation of non real estate assets	1,471	1,320	847
Straight-line effects of lease revenue	(29,192)	(21,566)	(17,814)
Stock-based compensation adjustments	7,391	6,632	6,337
Amortization of lease-related intangibles	(7,937)	(10,019)	(13,879)
Non-incremental capital expenditures (1)	(70,714)	(70,170)	(53,690)
AFFO applicable to common stock	$84,943	$96,906	$142,462
Weighted-average shares outstanding – diluted (2)	126,139	124,926	123,702
NAREIT FFO per share (diluted)	$1.11	$1.44	$1.73
Core FFO per share (diluted)	$1.41	$1.49	$1.74

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three years ended December 31, 2025 as they would reduce the loss per share presented.

NAREIT FFO applicable to common stock was $1.11 per diluted share for the year ended December 31, 2025, as compared to $1.44 per diluted share for the same period in the prior year due to the recognition of loss on early extinguishment of debt associated with debt retired during the current period, increased interest expense, net of interest income, recognized during the current year as compared to the year ended December 31, 2024, as well as the sale of four projects subsequent to January 1, 2024. Core FFO applicable to common stock was $1.41 per diluted share for the year ended December 31, 2025, as compared to $1.49 per diluted share for the same period in the prior year. The decrease is due to increased interest expense, net of interest income, in the current year as compared to the year ended December 31, 2024, as well as the sale of four projects subsequent to January 1, 2024.

Property and Same Store Net Operating Income

Property Net Operating Income ("Property NOI") is a non-GAAP measure which we use to assess our operating results. We calculate Property NOI beginning with Net loss (calculated in accordance with GAAP) before adjusting for interest, depreciation and amortization and removing any impairments and gains or losses from sales of property and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Furthermore, we remove general and administrative expenses, income associated with property management performed by us for other organizations, and other income or expense items. For Property NOI (cash basis), straight-lined rents and fair value lease revenue are also eliminated; while such effects are not adjusted in calculating Property NOI (accrual basis). Property NOI is a non-GAAP financial measure and should not be viewed as an alternative to net loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that Property NOI, on either a cash or accrual basis, is helpful to investors as a supplemental comparative performance measure of income generated by our properties alone without our administrative overhead. Other REITs may not define Property NOI in the same manner as we do; therefore, our computation of Property NOI may not be comparable to that of other REITs.

We calculate Same Store Net Operating Income ("Same Store NOI") as Property NOI attributable to the properties (excluding undeveloped land parcels) that were (i) owned by us during the entire span of the current and prior year reporting periods; and (ii) that were not out of service for development or redevelopment during those periods. Same Store NOI, on either a cash or accrual basis, is a non-GAAP financial measure and should not be viewed as an alternative to net loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that Same Store NOI is helpful to investors as a supplemental comparative performance measure of the income generated from the same group of properties from one period to the next. Other REITs may not define Same Store NOI in the same manner as we do; therefore, our computation of Same Store NOI may not be comparable to that of other REITs.

The following table sets forth a reconciliation from Net loss applicable to Piedmont calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI on both a cash and accrual basis, for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Cash Basis		Accrual Basis
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Net loss applicable to Piedmont (GAAP basis)	$(83,620)	$(79,069)	$(83,620)	$(79,069)

Net income applicable to noncontrolling interest	19	5	19	5
Interest expense	128,005	122,984	128,005	122,984
Depreciation	166,506	156,787	166,506	156,787
Amortization	60,545	69,674	60,545	69,674
Depreciation and amortization attributable to noncontrolling interests	38	79	38	79
Impairment charges	—	33,832	—	33,832
Loss/(gain) on sale of real estate assets	(2,013)	445	(2,013)	445

EBITDAre(1)	269,480	304,737	269,480	304,737
Loss on early extinguishment of debt	37,788	386	37,788	386
Executive separation costs	—	4,831	—	4,831

Core EBITDA(2)	307,268	309,954	307,268	309,954
General & administrative expenses	30,587	30,592	30,587	30,592
Management fee revenue(3)	(325)	(1,091)	(325)	(1,091)
Other income	(303)	(3,915)	(303)	(3,915)
Straight-line rent effects of lease revenue	(29,192)	(21,566)
Straight-line effects of lease revenue attributable to noncontrolling interests	(4)	3
Amortization of lease-related intangibles	(7,937)	(10,019)

Property NOI	300,094	303,958	337,227	335,540

Net operating (income)/loss from:
Acquisitions	—	—	—	—
Dispositions(4)	(1,647)	(6,463)	(1,756)	(6,398)
Other investments(5)	(1,248)	(745)	(1,637)	(1,197)

Same Store NOI	$297,199	$296,750	$333,834	$327,945

Change period over period in Same Store NOI	0.2%	N/A	1.8%	N/A

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

Overview

Our portfolio consists of office projects located within identified growth submarkets in large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of December 31, 2025, our average lease was approximately 14,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

The leased percentage of our in-service portfolio increased to 89.6% leased as of December 31, 2025, from 88.4% leased as of December 31, 2024. During the year ended December 31, 2025, we completed approximately 2.5 million square feet of leasing, including approximately 1.7 million square feet of new tenant leases, which contributed to the increase in our in-service leased percentage as compared to December 31, 2024. As of December 31, 2025, scheduled lease expirations for 2026 represented less than 10% of our Annualized Lease Revenue. To the extent the square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of December 31, 2025, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they undergo redevelopment. Collectively, these out of service projects were approximately 62% leased as of December 31, 2025.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which may delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of December 31, 2025, we had approximately 1.1 million square feet of executed leases for vacant space that are yet to commence representing approximately $46 million of future additional annual cash rents, and approximately 0.8 million square feet of executed leases currently under rental abatement, representing approximately $22 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll-downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll-ups and roll-downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the year ended December 31, 2025, we experienced a 10.1% and 19.1% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the year ended December 31, 2025, Same Store NOI increased by 0.2% and 1.8% on a cash and accrual basis, respectively, as newly commenced leases or those with expiring abatements outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net loss and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat one of our wholly owned subsidiaries as a taxable REIT subsidiary ("TRS"). Our TRS performs non-customary services for tenants of buildings that we own, including real estate and non-real estate related-services. Any earnings related to such services performed by our TRS are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in TRS cannot exceed 20% of the value of our total assets.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The changing of these assumptions and the subjectivity of assumptions used in the future cash flow analysis, including capitalization and discount rates, could result in a changed assessment or an incorrect assessment of the property’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our real estate and related intangible assets and our reported net loss attributable to Piedmont.

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

In performing our goodwill impairment assessment, we compare the estimated fair value of each of our reporting units to the reporting unit's carrying value, inclusive of allocated goodwill. If we conclude the fair value of a reporting unit is less than its carrying value, then we would recognize a goodwill impairment loss equal to the excess of the reporting unit's carrying amount over its estimated fair value (not to exceed the total goodwill allocated to that reporting unit). Estimation of the fair value of each reporting unit involves projections of discounted future cash flows, which are derived using certain assumptions that are subjective in nature. We also make estimates about future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, and the number of months it takes to re-lease the property, among other factors. The changing of these assumptions and the subjectivity of the market based assumptions used in the discounted future cash flow analysis, particularly the capitalization rates and discount rates, could result in a changed assessment or an incorrect assessment of the reporting unit’s estimated fair value and, therefore, could result in the misstatement of the carrying value of our reporting units and related goodwill and our reported net loss attributable to Piedmont. In addition, adverse economic conditions could also cause us to recognize additional asset impairment charges in the future, which could materially and adversely affect our business, financial condition and results of operations. See Note 2 and Note 6 to our accompanying consolidated financial statements for more details regarding our goodwill.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 2025, our potential for exposure to market risk includes interest rate fluctuations in connection with any future borrowings under our $600 Million Unsecured 2022 Line of Credit. As a result, the primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of December 31, 2025, other than the $600 Million Unsecured 2022 Line of Credit, is currently based on fixed or effectively-fixed interest rates to hedge against volatility in the credit markets. See Note 4 to our accompanying consolidated financial statements for further details. We do not enter into derivative or interest rate transactions for speculative purposes, as such all of our debt and derivative instruments were entered into for purposes other than trading purposes.

Our financial instruments consist of both fixed and variable-rate debt. As of December 31, 2025, our consolidated principal outstanding for aggregate debt maturities consisted of the following (in thousands):

	2026	2027		2028	2029	2030	Thereafter	Total
Maturing debt:
Variable rate repayments	$—	$—		$47,000	$—	$—	$—	$47,000
Variable rate average interest rate (2)	—%	—%		4.92%	—%	—%	—%	4.92%
Fixed rate repayments	$3,433	$328,894	(1)	$468,753	$400,000	$300,000	$700,000	$2,201,080
Fixed rate average interest rate (2)	4.10%	5.36%	(1)	7.26%	6.88%	3.15%	5.13%	5.43%

(1)Includes the $325 Million Unsecured 2024 Term Loan which has a stated variable rate; however, Piedmont's interest rate swap agreements as of December 31, 2025 effectively fix the full principal balance to 5.38% through February 1, 2026. Upon expiration of the interest rate swap agreements, the interest rate will revert to a variable rate based on SOFR, plus 1.30%.
(2)See Note 3 to our accompanying consolidated financial statements for further details on our debt structure.

The estimated fair value of our debt above as of December 31, 2025 and 2024 was approximately $2.3 billion and $2.2 billion, respectively. Our interest rate swap agreements in place as of December 31, 2025 carried a notional amount of $325 million and a weighted-average fixed interest rate of 5.38%, and our interest swap agreements as of December 31, 2024 carried a notional amount totaling $450 million with a weighted-average fixed interest rate of 5.07%.

As of December 31, 2025, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaling approximately $2.2 billion has an average effective interest rate of approximately 5.43% per annum with expirations ranging from 2027 to 2033.

As of December 31, 2025, we had a $47.0 million outstanding balance on our $600 Million Unsecured 2022 Line of Credit which has a stated rate of SOFR plus 1.05% per annum (based on our current corporate credit rating), resulting in a total interest rate of 4.92%. Additionally, a 1.0% increase in variable interest rates on our outstanding borrowings as of December 31, 2025 would increase interest expense approximately $0.5 million on a per annum basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2025 or 2024.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and represented within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2025. To make this assessment, we used the criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2025, our system of internal control over financial reporting was effective.

Piedmont’s independent registered public accounting firm has issued an attestation report on the effectiveness of Piedmont’s internal control over financial reporting, which appears in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Piedmont Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Piedmont Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 17, 2026

ITEM 9B.    OTHER INFORMATION

No director or officer has adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of Piedmont that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or any written trading arrangement for the purchase or sale of securities of Piedmont that meets the requirements of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c) of Regulation S-K of the Exchange Act.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference herein from our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

We have adopted a Code of Ethics, which is available on Piedmont’s website at www.piedmontreit.com under the “Investor Relations” section. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver. The information contained on our website is not incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in our definitive proxy statement to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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
3.1.1
Third Articles of Amendment and Restatement of Piedmont (incorporated by reference to Exhibit 3.1 to Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 16, 2010)

3.1.2	Articles of Amendment to the Third Articles of Amendment and Restatement of Piedmont (incorporated by reference to Exhibit 3.2 to Piedmont's Current Report on Form 8-K filed on July 6, 2011)

3.1.3
Articles Supplementary to the Third Articles of Amendment and Restatement of Piedmont, as amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K filed on July 6, 2011)

3.1.4
Articles Supplementary to the Third Articles of Amendment and Restatement of Piedmont, as supplemented and amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K, filed on November 14, 2016)

3.1.5
Articles of Amendment to the Third Articles of Amendment and Restatement of Piedmont, as supplemented and amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K, filed on May 23, 2018)

3.1.6
Articles of Amendment to the Third Articles of Amendment and Restatement of Piedmont, as supplemented and amended (incorporated by reference to Exhibit 3.1 to Piedmont's Current Report on Form 8-K filed on June 9, 2025).

3.2	Second Amended and Restated Bylaws of Piedmont (incorporated by reference to Exhibit 3.2 to Piedmont's Current Report on Form 8-K filed on June 9, 2025)

4.1.1
Indenture, dated March 6, 2014, by and among Piedmont OP, Piedmont, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Piedmont's Current Report on Form 8-K, filed on March 6, 2014)

4.1.2
Supplemental Indenture, dated March 6, 2014, by and among Piedmont OP, Piedmont, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont's Current Report on Form 8-K, filed on March 6, 2014)

4.1.3	Form of 4.450% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to Piedmont's Current Report on Form 8-K filed on March 6, 2014)

4.1.4
Supplemental Indenture, dated August 12, 2020, by and among Piedmont OP, Piedmont, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont's Current Report on Form 8-K filed on August 12, 2020)

4.1.5	Form of 3.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to Piedmont's Current Report on Form 8-K filed on August 12, 2020)

4.1.6
Supplemental Indenture, dated as of September 20, 2021, by and among Piedmont OP, Piedmont, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont's Current Report on Form 8-K, filed on September 20, 2021)

4.1.7	Form of 2.750% Senior Notes due 2032 (incorporated by reference to Exhibit 4.3 to Piedmont's Current Report on Form 8-K filed on September 20, 2021)

4.1.8
Supplemental Indenture, dated as of July 20, 2023, by and among Piedmont OP, Piedmont, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont’s Current Report on Form 8-K filed on July 20, 2023)

4.1.9	Form of 9.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to Piedmont's Current Report on Form 8-K filed on July 20, 2023)

4.1.10
Supplemental Indenture, dated as of June 25, 2024, by and among Piedmont OP, Piedmont, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont's Current Report on Form 8-K, filed on June 25, 2024)

4.1.11	Form of 6.875% Senior Notes due 2029 (incorporated by reference and included in Exhibit 4.2 to Piedmont's Current Report on Form 8-K, filed June 25, 2024)

4.1.12
Supplemental Indenture, dated as of November 20, 2025, by and among Piedmont OP, Piedmont, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Piedmont's Current Report on Form 8-K, filed November 20, 2025)

4.1.13	Form of 5.625% Senior Notes due 2033 (incorporated by reference and included in Exhibit 4.2 to Piedmont's Current Report on Form 8-K, filed November 20, 2025)

4.2
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.15 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.1.1
Amended and Restated Agreement of Limited Partnership of Piedmont OP, dated January 1, 2000 (incorporated by reference to Exhibit 10.64 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 28, 2001)

10.1.2
Amendment to Agreement of Limited Partnership of Piedmont OP, as Amended and Restated as of January 1, 2000, dated April 16, 2007 (incorporated by reference to Exhibit 99.8 to Piedmont’s Current Report on Form 8-K, filed on April 20, 2007)

10.1.3
Amendment to Second Amended and Restated Agreement of Limited Partnership of Piedmont OP, dated August 8, 2007 (incorporated by reference to Exhibit 99.1 to Piedmont’s Current Report on Form 8-K, filed on August 10, 2007)

10.2.1*	Employment Agreement dated April 16, 2007, by and between Piedmont and Robert E. Bowers (incorporated by reference to Exhibit 99.9 to Piedmont’s Current Report on Form 8-K, filed on April 20, 2007)

10.2.2*	Separation Agreement, dated September 30, 2024, between Piedmont and Robert Bowers (incorporated by reference to Exhibit 10.3 to Piedmont's Current Report on Form 8-K, filed on September 30, 2024)

10.3*	Employment Agreement dated May 14, 2007, by and between Piedmont and Laura P. Moon (incorporated by reference to Exhibit 99.3 to Piedmont’s Current Report on Form 8-K, filed on May 14, 2007)

10.4.1*
Separation and Release Agreement, dated December 31, 2024, by and between Piedmont and Robert K. Wiberg (incorporated by reference to Exhibit 10.5.1 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025)

10.4.2*
Consulting Agreement, dated December 31, 2024, by and between Piedmont and Robert K. Wiberg (incorporated by reference to Exhibit 10.5.2 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025)

10.5*
Employment Agreement dated January 1, 2019, by and between Piedmont and Christopher Kollme (incorporated by reference to Exhibit 10.31 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019)

10.6*	Employment Agreement, dated as of March 19, 2019, between Piedmont and C. Brent Smith (incorporated by reference to Exhibit 10.2 to Piedmont's Current Report on Form 8-K, filed on March 19, 2019)

10.7*
Employment Agreement, dated November 1, 2022, by and between Piedmont and George M. Wells (incorporated by reference to Exhibit 10.4 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed on November 2, 2022)

10.8*	Offer Letter, dated September 30, 2024, between Piedmont and Sherry Rexroad (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K, filed on September 30, 2024)

10.9.1*
Piedmont's Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A to Piedmont's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 22, 2017)

10.9.2*
Form of Employee Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 19, 2020 (incorporated by reference to Exhibit 10.33 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.9.3*
Form of Director Deferred Stock Award Agreement for Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 19, 2020 (incorporated by reference to Exhibit 10.34 to Piedmont's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

10.9.4*	Piedmont's Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K filed May 12, 2021)

10.9.5*	Amendment No. 1 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A of Piedmont’s Proxy Statement filed with the Commission on March 14, 2024)

10.9.6*
Amendment No. 2 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Appendix A of Piedmont’s Supplement to Proxy Statement filed with the Commission on April 10, 2024)

10.9.7*
Amendment No. 3 to the Second Amended and Restated 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed on July 28, 2025).

10.9.8*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont (incorporated by reference to Exhibit 10.1 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.9.9*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont (incorporated by reference to Exhibit 10.2 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.9.10*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont (incorporated by reference to Exhibit 10.3 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed on April 28, 2021)

10.9.11*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 10, 2022 (incorporated by reference to Exhibit 10.1 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed, on April 27, 2022)

10.9.12*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 10, 2022 (incorporated by reference to Exhibit 10.2 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.9.13*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 23, 2023 (incorporated by reference to Exhibit 10.2 to Piedmont’s Quarterly Report on Form 10-Q, filed on May 1, 2023)

10.9.14*
Form of Employee Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 20, 2024 (incorporated by reference to Exhibit 10.9.11 to Piedmont's Annual Report on Form 10-K, filed on February 20, 2024)

10.9.15*
Form of Employee Officer Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 20, 2024 (incorporated by reference to Exhibit 10.9.12 to Piedmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.9.16*
Form of Director Deferred Stock Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 20, 2024 (incorporated by reference to Exhibit 10.9.13 to Piedmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.9.17*
Form of Performance Share Award Agreement for Second Amended and Restated 2007 Omnibus Incentive Plan of Piedmont effective February 20, 2024 (incorporated by reference to Exhibit 10.9.14 to Piedmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.9.18*
Executive Severance Plan, as amended and restated June 6, 2025 (incorporated by reference to Exhibit 10.1 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed on July 28, 2025).

10.10.1*
Amendment No. 4 to Piedmont's Long-Term Incentive Program effective March 19, 2020 (incorporated by reference to Exhibit 10.2 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed on July 28, 2021)

10.10.2*
Piedmont's Long-Term Incentive Program Award Agreement effective March 19, 2020 (incorporated by reference to Exhibit 10.4 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.10.3*
Piedmont's Long-Term Incentive Program Award Agreement effective February 17, 2022 (incorporated by reference to Exhibit 10.3 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 27, 2022)

10.10.4*
Amendment No. 5 to Piedmont's Long-Term Incentive Program effective February 23, 2023 (incorporated by reference to Exhibit 10.1 to Piedmont’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on May 1, 2023)

10.11.1
Term Loan Agreement, dated as of March 29, 2018, by and among Piedmont OP, as Borrower, Piedmont, as Parent, U.S. Bank National Association, PNC Capital Markets LLC, and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Book Runners, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association and SunTrust Bank as Syndication Agents, and the other banks signatory thereto as Lenders (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K, filed April 3, 2018)

10.11.2
Amendment No. 1, dated as of September 28, 2018, to the Term Loan Agreement between Piedmont OP, as Borrower and U.S. Bank National Association as Administrative Agent dated as of March 29, 2018 (incorporated by reference to Exhibit 10.1 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, filed on October 30, 2018)

10.11.3
Amendment No. 2, dated as of March 3, 2020, to the Term Loan Agreement dated March 29, 2018, between Piedmont OP, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to Piedmont's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed on April 29, 2020)

10.11.4
Amendment No. 3, dated as of March 29, 2023, to the Term Loan Agreement, dated March 29, 2018, between Piedmont OP, as Borrower and U.S. Bank National Association as Administrative Agent (incorporated by reference to Exhibit 10.3 to Piedmont’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed on May 1, 2023)

10.11.5
Amendment No. 4 to Term Loan Agreement, dated May 6, 2024, by and among Piedmont OP, as Borrower, Piedmont, as Parent, U.S. Bank National Association, as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.2 to Piedmont's Current Report on Form 8-K, filed on May 7, 2024)

10.12
Purchase and Sale Agreement Between SPUS7 Galleria, LP, as Seller and Piedmont Dallas Galleria, LLC, as Purchaser (incorporated by reference to Exhibit 2.1 to Piedmont's Current Report on Form 8-K filed February 12, 2020)

10.13.1
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2022, by and among Piedmont OP, as Borrower, Piedmont, as Parent, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, PNC Capital Markets LLC and Wells Fargo Securities, LLC., as Joint Lead Arrangers, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank, U.S. Bank National Association, PNC Bank, National Association, and Wells Fargo Bank, N.A. as Syndication Agents, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K, filed June 15, 2022)

10.13.2
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated May 6, 2024, by and among Piedmont OP, as Borrower, Piedmont, as Parent, JPMorgan Chase Bank, N.A., as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.3 to Piedmont's Current Report on Form 8-K, filed on May 7, 2024)

10.13.3
Second Amended and Restated Revolving Credit Agreement, dated as of February 13, 2025, by and among Piedmont OP, Piedmont, each lender initially signatory thereto, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, BofA Securities Inc. and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Piedmont's Current Report on Form 8-K, filed on February 13, 2025)

10.13.4
Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement, dated as of September 16, 2025, by and among Piedmont OP, Piedmont, each lender initially signatory thereto, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association, Wells Fargo Securities, LLC, BofA Securities Inc. and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K filed on September 16, 2025)

10.14.1
Term Loan Agreement, dated as of July 22, 2022, by and among Piedmont OP, as Borrower, Piedmont, as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K, filed July 27, 2022)

10.14.2
Amendment No. 1 to Term Loan Agreement dated as of December 14, 2022, by and among Piedmont OP, as Borrower, Piedmont, as Parent, Truist Securities, Inc., as Lead Arranger and Book Manager, Truist Bank, as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K filed December 14, 2022)

10.15.1
Loan Assignment and Assumption Agreement and Omnibus Amendment to Note, Loan Agreement and Other Loan Documents (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K filed August 16, 2022)

10.15.2
Loan Agreement, dated as of September 10, 2018 by and between 1180 Peachtree Office Investors, LLC, as Borrower, and Metlife Real Estate Lending LLC, as Lender (incorporated by reference to Exhibit 10.2 to Piedmont's Current Report on Form 8-K, filed August 16, 2022)

10.16.1
Term Loan Agreement, dated as of January 31, 2023, by and among Piedmont OP, as Borrower, Piedmont, as Parent, BofA Securities, Inc., JPMorgan Chase Bank, N.A., and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Administrative Agent, and the other financial institutions initially signatory thereto and their assignees (incorporated by reference to Exhibit 10.1 to Piedmont’s Current Report on Form 8-K, filed on February 3, 2023)

10.16.2
Waiver, Agent Resignation, Extension, and Amendment No. 1 to Term Loan Agreement dated as of January 31, 2023 (incorporated by reference to Exhibit 10.20.2 to Piedmont’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 20, 2024)

10.17.1
Term Loan Agreement, dated as of January 30, 2024, by and among Piedmont OP, as Borrower, Piedmont, as Parent, Truist Securities, Inc,. as Joint Lead Arranger and Sole Book Manager, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Joint Lead Arrangers, Truist Bank as Administrative Agent, JP Morgan Chase Bank, N.A. and TD Bank, N.A,. as Co-Syndication Agents, and Wells Fargo Bank, N.A,. as Documentation Agent, and the other financial institutions signatory thereto and their assignees, as Lenders (incorporated by reference to Exhibit 10.1 to Piedmont’s Current Report on Form 8-K, filed on January 30, 2024).

10.17.2
Amendment No. 1 to Term Loan Agreement, dated May 6, 2024, by and among Piedmont OP, as Borrower, Piedmont, as Parent, Truist Bank, as Agent, and the other financial institutions signatory thereto, as Lenders (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K, filed on May 7, 2024)

10.17.3
Amendment No. 2 to Term Loan Agreement, dated as of February 13, 2025, by and among Piedmont OP, Piedmont, each lender initially signatory thereto, Truist Securities, Inc., as Lead Arranger and Book Manager, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K, filed on February 13, 2025)

10.17.4
Amendment No. 3 to Term Loan Agreement, dated as of September 16, 2025, by and among Piedmont OP, Piedmont, each lender initially signatory thereto, Truist Securities, Inc., as Lead Arranger and Book Manager, and Truist Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to Piedmont's Current Report on Form 8-K filed on September 16, 2025)

19.1	Piedmont Insider Trading Policy dated October 21, 2025

21.1	List of Subsidiaries of the Company

22.1	Subsidiary Issuer of Guaranteed Securities

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Piedmont's Annual Report on Form 10-K filed on February 20, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Identifies each management contract or compensatory plan required to be filed.
**    Furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of February, 2026.

Piedmont Realty Trust, Inc.
(Registrant)

By:	/s/ C. BRENT SMITH
C. Brent Smith
Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ KELLY H. BARRETT	Chair, and Director	February 17, 2026
Kelly H. Barrett

/s/ DALE H. TAYSOM	Vice-Chair, and Director	February 17, 2026
Dale H. Taysom

/s/ GLENN G. COHEN	Director	February 17, 2026
Glenn G. Cohen

/s/ JEFFREY J. DONNELLY	Director	February 17, 2026
Jeffrey J. Donnelly

/s/ DENEEN L. DONNLEY	Director	February 17, 2026
Deneen L. Donnley

/s/ MARY M. HAGER	Director	February 17, 2026
Mary M. Hager

/s/ BARBARA B. LANG	Director	February 17, 2026
Barbara B. Lang

/s/ STEPHEN E. LEWIS	Director	February 17, 2026
Stephen E. Lewis

/s/ C. BRENT SMITH	Chief Executive Officer and Director	February 17, 2026
C. Brent Smith	(Principal Executive Officer)

/s/ SHERRY L. REXROAD	Chief Financial Officer and Executive Vice-President	February 17, 2026
Sherry L. Rexroad	(Principal Financial Officer)

/s/ LAURA P. MOON	Chief Accounting Officer	February 17, 2026
Laura P. Moon	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Piedmont Realty Trust, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Piedmont Realty Trust, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Rental and Tenant Reimbursement Revenue - Refer to Note 2 and Note 9 to the financial statements

Critical Audit Matter Description

Rental and tenant reimbursement revenue consists of income from leases with the Company’s tenants, as well as reimbursements for services prescribed by such leases. The Company recognizes fixed base rental payments, as well as any fixed portions of reimbursement revenue, on a straight-line basis over the term of the related lease. The timing of rental revenue recognition is largely dependent on whether the Company is the owner of tenant improvements at the leased property. In determining whether the Company or the tenant owns such tenant improvements, the Company considers a number of factors, including, among other things: whether the tenant is obligated by the terms of the lease agreement to construct or install the leasehold improvements as a condition of the lease; whether the landlord can require the lessee to make specified improvements or otherwise enforce its economic rights to those assets; whether the tenant is required to provide the landlord with documentation supporting the cost of tenant improvements prior to reimbursement by the landlord; whether the landlord is obligated to fund cost overruns for the construction of leasehold improvements; whether the leasehold improvements are unique to the tenant or could reasonably be used by other parties; and whether the estimated economic life of the leasehold improvements is long enough to allow for significant residual value that could benefit the landlord at the end of the lease term.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of the owner of the tenant improvements and the related impact on the timing and amount of revenue recognition, included the following, among others:

•We tested the effectiveness of internal controls over revenue recognition, including the determination of the owner of tenant improvements and the timing and amounts of rental revenues to be recognized over the term of the related lease.

•We selected a sample of certain lease agreements and performed the following to evaluate the appropriateness of management’s conclusions regarding the owner of the tenant improvements and the timing and amount of revenue recognition:

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 17, 2026

We have served as the Company's auditor since 2018.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$545,102	$552,744
Buildings and improvements, less accumulated depreciation of $1,278,600 and $1,150,892 as of December 31, 2025 and December 31, 2024, respectively	2,787,669	2,743,912
Intangible lease assets, less accumulated amortization of $73,824 and $75,982 as of December 31, 2025 and December 31, 2024, respectively	44,371	60,479
Construction in progress	44,567	104,104
Total real estate assets	3,421,709	3,461,239
Cash and cash equivalents	731	109,637
Tenant receivables	6,155	5,524
Straight-line rent receivables	214,285	193,783
Restricted cash and escrows	3,060	4,245
Prepaid expenses and other assets	20,857	25,792
Goodwill	53,491	53,491
Interest rate swaps	—	671
Deferred lease costs, less accumulated amortization of $209,155 and $204,150 as of December 31, 2025 and December 31, 2024, respectively	311,066	260,269
Total assets	$4,031,354	$4,114,651
Liabilities:
Unsecured debt, net of discount and unamortized debt issuance costs of $23,368 and $20,077 as of December 31, 2025 and December 31, 2024, respectively	$2,035,890	$2,029,923
Secured debt	188,822	192,423
Accounts payable, accrued expenses, and accrued capital expenditures	172,880	149,048
Dividends payable	—	15,298
Deferred income	112,124	107,030
Intangible lease liabilities, less accumulated amortization of $35,036 and $33,641 as of December 31, 2025 and December 31, 2024, respectively	24,824	32,794
Interest rate swaps	111	8
Total liabilities	2,534,651	2,526,524
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized, none outstanding as of December 31, 2025 or December 31, 2024	—	—
Preferred stock, no par value, 100,000,000 shares authorized, none outstanding as of December 31, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value; 750,000,000 shares authorized, 124,519,278 shares issued and outstanding as of December 31, 2025; and 124,083,038 shares issued and outstanding at December 31, 2024	1,245	1,241
Additional paid-in capital	3,730,273	3,723,680
Cumulative distributions in excess of earnings	(2,227,350)	(2,128,194)
Accumulated other comprehensive loss	(8,967)	(10,123)
Piedmont stockholders’ equity	1,495,201	1,586,604
Noncontrolling interest	1,502	1,523
Total stockholders’ equity	1,496,703	1,588,127
Total liabilities and stockholders’ equity	$4,031,354	$4,114,651
See accompanying notes.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Rental and tenant reimbursement revenue	$537,985	$544,064	$555,313
Property management fee revenue	348	1,738	1,729
Other property related income	26,661	24,522	20,714
	564,994	570,324	577,756
Expenses:
Property operating costs	227,874	234,124	235,091
Depreciation	166,528	156,833	148,458
Amortization	60,560	69,706	87,756
Impairment charges	—	33,832	29,446
General and administrative	30,587	35,423	29,190
	485,549	529,918	529,941
Other income (expense):
Interest expense	(128,005)	(122,984)	(101,258)
Other income	734	4,345	3,940
Loss on early extinguishment of debt	(37,788)	(386)	(820)
Gain/(loss) on sale of real estate assets	2,013	(445)	1,946
	(163,046)	(119,470)	(96,192)
Net loss	(83,601)	(79,064)	(48,377)
Net income applicable to noncontrolling interest	(19)	(5)	(10)
Net loss applicable to Piedmont	$(83,620)	$(79,069)	$(48,387)
Per share information— basic and diluted:
Net loss applicable to common stockholders	$(0.67)	$(0.64)	$(0.39)
Weighted-average shares outstanding—basic and diluted	124,435,499	123,938,819	123,658,622

See accompanying notes.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	Years Ended December 31,
	2025		2024		2023

Net loss applicable to Piedmont		$(83,620)		$(79,069)		$(48,387)
Other comprehensive income/(loss):
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	287		3,005		2,626
Plus: Reclassification of net (gain)/loss included in net income (See Note 4)	869		(3,710)		(3,365)
Other comprehensive income/(loss)		1,156		(705)		(739)
Comprehensive loss applicable to Piedmont		$(82,464)		$(79,774)		$(49,126)

See accompanying notes.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	123,440	$1,234	$3,711,005	$(1,855,893)	$(8,679)	$1,588	$1,849,255
Dividends to common stockholders ($0.67 per share) and stockholders of subsidiaries	—	—	—	(82,867)	—	(40)	(82,907)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	275	3	5,737	—	—	—	5,740
Net loss applicable to noncontrolling interest	—	—	—	—	—	10	10
Net loss applicable to Piedmont	—	—	—	(48,387)	—	—	(48,387)
Other comprehensive loss	—	—	—	—	(739)	—	(739)
Balance, December 31, 2023	123,715	1,237	3,716,742	(1,987,147)	(9,418)	1,558	1,722,972
Offering costs	—	—	(185)	—	—	—	(185)
Dividends to common stockholders ($0.50 per share) and stockholders of subsidiaries	—	—	—	(61,978)	—	(40)	(62,018)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	368	4	7,123	—	—	—	7,127
Net income applicable to noncontrolling interest	—	—	—	—	—	5	5
Net loss applicable to Piedmont	—	—	—	(79,069)	—	—	(79,069)
Other comprehensive loss	—	—	—	—	(705)	—	(705)
Balance, December 31, 2024	124,083	1,241	3,723,680	(2,128,194)	(10,123)	1,523	1,588,127
Offering costs	—	—	(604)	—	—	—	(604)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(40)	(15,576)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	436	4	7,197	—	—	—	7,201
Net income applicable to noncontrolling interest	—	—	—	—	—	19	19
Net loss applicable to Piedmont	—	—	—	(83,620)	—	—	(83,620)
Other comprehensive income	—	—	—	—	1,156	—	1,156
Balance, December 31, 2025	124,519	$1,245	$3,730,273	$(2,227,350)	$(8,967)	$1,502	$1,496,703

See accompanying notes.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(83,601)	$(79,064)	$(48,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	166,528	156,833	148,458
Amortization of debt issuance costs inclusive of settled interest rate swaps	8,118	6,807	5,854
Other amortization	57,589	64,100	78,388
Impairment charges	—	33,832	29,446
Loss on early extinguishment of debt	37,788	386	287
Reduction of general reserve for uncollectible accounts	—	—	(1,000)
Stock compensation expense	9,666	9,552	8,093
Gain on sale of real estate assets	(2,013)	445	(1,946)
Changes in other operating assets and liabilities:
Increase in tenant and straight-line rent receivables	(23,556)	(11,825)	(14,120)
Decrease/(increase) in prepaid expenses and other assets	3,429	1,022	(10,693)
Increase/(decrease) in accounts payable and accrued expenses	(18,237)	14,440	19,260
Increase/(decrease) in deferred income	(15,146)	1,584	(3,519)
Net cash provided by operating activities	140,565	198,112	210,131
Cash Flows from Investing Activities:
Capitalized expenditures	(157,241)	(212,108)	(158,191)
Sales proceeds from wholly-owned properties	31,351	74,892	1,946
Deferred lease costs paid	(49,458)	(49,400)	(39,775)
Net cash used in investing activities	(175,348)	(186,616)	(196,020)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(1,684)	(2,371)	(2,318)
Proceeds from debt	998,043	918,972	1,412,659
Repayments of debt	(1,002,343)	(754,610)	(1,344,967)
Premiums paid and costs to repurchase senior notes	(35,572)	—	—
Costs of issuance of common stock	(604)	(185)	—
Value of shares withheld for payment of taxes related to employee stock compensation	(2,274)	(1,762)	(1,757)
Dividends paid	(30,874)	(61,864)	(93,122)
Net cash (used in)/provided by financing activities	(75,308)	98,180	(29,505)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	(110,091)	109,676	(15,394)
Cash, cash equivalents, and restricted cash and escrows, beginning of year	113,882	4,206	19,600
Cash, cash equivalents, and restricted cash and escrows, end of year	$3,791	$113,882	$4,206
See accompanying notes.

PIEDMONT REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

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

As of December 31, 2025, Piedmont owned and operated a portfolio comprised of 29 in-service projects and three redevelopment projects. The in-service office projects total approximately 14.9 million square feet (unaudited) of primarily Class A office space and were 89.6% leased as of December 31, 2025.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates includes the underlying cash flows and holding periods used in assessing impairment, judgments regarding the recoverability of goodwill including the assumptions associated with the capitalization rates and discount rates used in valuing the properties in each reporting unit, and the assessment of the collectability of receivables. While Piedmont has made, what it believes to be, appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could materially differ from those estimates.

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

Piedmont’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant allowances	Lease term
Furniture, fixtures, and equipment	3-10 years
Intangible lease assets and liabilities	Lease term

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

Intangible assets and liabilities recorded as of December 31, 2025 and 2024, respectively, are as follows (in thousands):

	December 31, 2025	December 31, 2024
Intangible Lease Assets:
Above-Market In-Place Lease Assets	$124	$218
Less Accumulated Amortization	(67)	(130)
	$57	$88

In-Place Lease Valuation	$118,071	$136,243
Less Accumulated Amortization	(73,757)	(75,852)
	$44,314	$60,391

Intangible Lease Origination Costs (included as component of Deferred Lease Costs)	$171,823	$192,979
Less Accumulated Amortization	(107,345)	(107,301)
	$64,478	$85,678

Intangible Lease Liabilities (Below-Market In-Place Leases)	$59,860	$66,435
Less Accumulated Amortization	(35,036)	(33,641)
	$24,824	$32,794

For the years ended December 31, 2025, 2024, and 2023, respectively, Piedmont recognized amortization of intangible lease costs in the accompanying consolidated statements of operations, as follows (in thousands):

	2025	2024	2023
Amortization of Intangible Lease Origination Costs and In-Place Lease Valuation included in Amortization	$37,252	$48,652	$68,642
Amortization of Above-Market and Below-Market In-Place Lease Intangibles as a net increase to Rental and Tenant Reimbursement Revenue	$7,937	$10,020	$13,830

Net intangible assets and liabilities as of December 31, 2025 will be amortized as follows (in thousands):

	Intangible Lease Assets
	Above-Market In-place Lease Assets	In-Place Lease Valuation	Intangible Lease Origination Costs	Below-Market In-place Lease Liabilities
For the year ending December 31:
2026	$14	$12,436	$17,174	$6,430
2027	14	10,051	14,541	5,535
2028	13	7,934	11,748	4,724
2029	7	5,921	8,718	3,836
2030	7	4,621	6,978	2,980
Thereafter	2	3,351	5,319	1,319
	$57	$44,314	$64,478	$24,824
Weighted-Average Amortization Period (in years)	5	5	5	5

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

Tenant Receivables and Straight-line Rent Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants, and straight-line rent receivables representing the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Piedmont evaluates the collectability of its operating lease receivables on a tenant/lease-specific basis and recognizes changes in the collectability assessment of its operating lease receivables as a reduction of rental and tenant reimbursement revenues.

Allowance for Doubtful Accounts

As detailed above, Piedmont records contra-revenue adjustments to reduce tenant and straight-line rent receivables for specific accounts deemed to not be probable of collection. Piedmont regularly evaluates the collectability of its lease related receivables. Management's evaluation of collectability primarily consists of reviewing the credit quality of the tenant, historical trends of repayment, and changes in payment terms. During the year ended December 31, 2020, Piedmont also established an allowance for doubtful accounts due to the general uncertainty regarding collectability of certain tenant receivables during the COVID-19 pandemic. The majority of this allowance was ultimately not used and the final $1.0 million was fully reversed during the year ended December 31, 2023.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations, and is allocated to each of Piedmont's reporting units. (See Note 13 below for further detail). Piedmont tests the carrying value of the goodwill assigned to each of its reporting units for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit may be less than its carrying value. Such interim circumstances may include, but are not limited to, significant adverse changes in legal factors or in the general business climate, adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, or persistent declines in an entity’s stock price below the carrying value of the entity.

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

As a result of impairment assessments performed during the year ended December 31, 2023, Piedmont determined that portions of its goodwill related to various reporting units were impaired, and recorded goodwill impairment charges in each period as further described in Note 6 below. No impairment charges relative to goodwill was recognized for the years ended December 31, 2025 and 2024.

Interest Rate Derivatives

Piedmont has periodically entered into interest rate derivative agreements to hedge its exposure to changing interest rates. As of December 31, 2025 and 2024, all of Piedmont's interest rate derivatives were designated as effective cash flow hedges and carried on the balance sheet at estimated fair value. Piedmont reassesses the effectiveness of its derivatives designated as cash flow hedges on a regular basis to determine if they continue to be highly effective and if the forecasted transactions remain highly probable. Piedmont does not use derivatives for trading or speculative purposes.

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

Deferred lease costs are amortized on a straight-line basis over the terms of the related underlying leases in the accompanying consolidated statements of operations as follows:

•Approximately $44.5 million, $47.7 million, and $56.1 million of deferred lease costs are included in amortization expense for the years ended December 31, 2025, 2024, and 2023, respectively; and
•Approximately $4.6 million, $4.2 million, and $4.4 million, of deferred lease costs related to lease incentives granted to tenants are included as an offset to rental and tenant reimbursement revenue for the years ended December 31, 2025, 2024, and 2023, respectively.

Upon receipt of an early lease termination notice, Piedmont recognizes any unamortized deferred lease costs ratably over the revised remaining term of the lease after giving effect to the termination notice. If there is no remaining lease term and no other obligation to provide the tenant space in the property, then any unamortized tenant-specific costs are recognized immediately.

Debt

When mortgage debt is assumed upon the acquisition of real property, Piedmont adjusts the loan to relative fair value with a corresponding adjustment to building and other intangible assets assumed as part of the purchase. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. Piedmont had no such adjustments for the three years ended December 31, 2025.

Piedmont records premiums and discounts on debt issuances as an increase/decrease to the principal amount of the loan in the accompanying consolidated balance sheets, and amortizes such premiums or discounts as a component of interest expense over the life of the underlying loan facility using the effective interest method. Piedmont recorded discount amortization of approximately $1.1 million, $0.7 million and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Piedmont presents all debt issuance costs as an offset to the principal amount of debt in the accompanying consolidated balance sheets. Piedmont amortizes these costs to interest expense on a straight-line basis (which approximates the effective interest rate method) over the terms of the related financing arrangements. Piedmont recognized amortization of such costs for the years ended December 31, 2025, 2024, and 2023 of approximately $5.1 million, $4.4 million, and $4.7 million, respectively.

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

Gains on the sale of real estate assets, like all non-lease related revenue, are subject to a five-step model requiring that Piedmont identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue upon satisfaction of the performance obligations. In circumstances where Piedmont contracts to sell a property with material post-sale involvement, such involvement must be accounted for as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the post-sale involvement performance obligation is satisfied, the portion of the sales price allocated to it will be recognized as gain on sale of real estate assets. Property dispositions with no continuing involvement will continue to be recognized upon closing of the sale. In circumstances where Piedmont extends seller financing as part of a sale of real estate assets, Piedmont assesses the collectability of the notes receivable as of each reporting period end. Notes receivable that are deemed to be uncollectible or fully in default are reduced to their net realizable value, which approximates their fair value.

Stock-based Compensation

Piedmont has issued stock-based compensation in the form of deferred stock units to its employees and board of directors. For employees, Piedmont's Long-term Incentive Compensation ("LTIC") program is comprised of an annual deferred stock unit component (the "Annual Deferred Stock Unit" program) and a multi-year performance share component (the "Performance Share" program). All awards granted during the three years ended December 31, 2025 pursuant to both the Annual Deferred Stock Unit and Performance Share programs, as well as director's awards, are classified as equity awards and expensed on a straight-line basis over the vesting period, with issuances recorded as a reduction to additional paid in capital. Forfeitures are recorded when they occur. Compensation expense recognized related to both of these award types is recorded as property operating costs for those employees whose job is related to property operations and as general and administrative expense for all other employees and board of directors in the accompanying consolidated statements of operations.

Net Income Available to Common Stockholders Per Share

Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including the dilutive effect of nonvested restricted stock. The dilutive effect of nonvested restricted stock is calculated using the treasury stock method to determine the number of additional common shares that would become outstanding if the remaining unvested restricted stock awards vested. Further, Piedmont has elected to use the "end of the reporting period" convention when using the treasury stock method to calculate the dilutive effect of any shares issued pursuant to forward equity sale agreements in connection with Piedmont's ATM Program described above. Under this methodology, the assumed sale proceeds are calculated using the closing price of Piedmont's stock as of the end of the respective reporting period. As Piedmont recognized a net loss for the years ended December 31, 2025, 2024 and 2023, earnings per share is computed using basic weighted-average common shares outstanding.

Income Taxes

Piedmont has elected to be taxed as a REIT under the Code, and has operated as such, beginning with its taxable year ended December 31, 1998. To qualify as a REIT, Piedmont must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income. As a REIT, Piedmont is generally not subject to federal income taxes, subject to fulfilling, among other things, its taxable income distribution requirement. However, Piedmont is subject to federal income taxes related to the operations conducted by its taxable REIT subsidiary which have been provided for in the financial statements. These operations resulted in approximately $(1,000), $(2,000), and $39,000 in income tax (expense)/recoveries for the years ended December 31, 2025, 2024, and 2023, respectively, as a component of other income/(expense) in the accompanying consolidated statements of operations. Further, Piedmont is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in property operating costs in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

Income Statement Expense Disaggregation Disclosures

The Financial Account Standards Board (the "FASB") has issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 aims to enhance the transparency and presentation of income statement expenses in response to increasing demand from investors and other stakeholders for greater clarity and comparability surrounding the nature and composition of an entity's expenses. The amendments of ASU 2024-03 require tabular disclosure of certain cost and expense information, such as employee compensation, in the footnotes to the financial statements. ASU 2024-03 is effective for Piedmont beginning with the Form 10-K for the year ended December 31, 2027, and subsequent interim periods beginning in calendar-year 2028. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2024-03.

3.    Debt

During the year ended December 31, 2025, Piedmont, through Piedmont OP, issued $400 million in aggregate principal amount of 5.63% senior notes (the "$400 Million Unsecured Senior Notes"), which mature on January 15, 2033. Upon issuance of the $400 Million Unsecured Senior Notes, Piedmont OP received net proceeds of $397.5 million, reflecting a discount of approximately $2.5 million which will be amortized to interest expense over the seven-year term of the $400 Million Unsecured Senior Notes using the effective interest method. The $400 Million Unsecured Senior Notes are fully and unconditionally guaranteed by Piedmont. Interest on the $400 Million Unsecured Senior Notes is payable semi-annually on January 15 and July 15 of each year commencing January 15, 2026.

During the year ended December 31, 2025, Piedmont repurchased an aggregate principal amount of approximately $312.7 million of the aggregate principal amount of its $600 Million Senior Unsecured Notes due 2028, resulting in the recognition of an approximately $37.3 million loss on early extinguishment of debt.

During the year ended December 31, 2025, Piedmont, through Piedmont OP, amended its $600 Million Unsecured 2022 Line of Credit and its $325 Million Unsecured 2024 Term Loan to remove the credit spread adjustment from SOFR-based interest rates thereby reducing its all-in interest rates on each facility by 10 basis points.

During the year ended December 31, 2025, Piedmont amended the $200 Million Unsecured 2024 Term Loan (as amended, the "$325 Million Unsecured 2024 Term Loan") to increase the principal amount of the loan by $125 million to a total of $325 million and to add two six-month extension options for a final maturity date of January 29, 2028, provided that Piedmont is not in default as of the extension date and upon payment of extension fees. The net proceeds from the $325 Million Unsecured 2024 Term Loan and Piedmont's $600 Million Unsecured 2022 Line of Credit, along with cash on hand, were used to repay the $250 Million Unsecured 2018 Term Loan that was scheduled to mature in March of 2025. In conjunction with this repayment, Piedmont recognized a loss of approximately $0.5 million as a result of expensing unamortized financing costs due to the early extinguishment of debt.

Finally, during the year ended December 31, 2025, Piedmont recast the $600 Million Unsecured 2022 Line of Credit to extend the maturity date to June 30, 2028, with two additional one-year extension options, for a final maturity date of June 30, 2030, provided that Piedmont is not in default as of the extension date and upon payment of extension fees.

The following table summarizes the terms of Piedmont’s indebtedness outstanding as of December 31, 2025 and 2024, including net discounts/premiums and unamortized debt issuance costs (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							2025	2024
Secured (Fixed)
$197 Million Fixed-Rate Mortgage	4.10%		4.10%		10/1/2028		$188,822	$192,423
							188,822	192,423
Unsecured (Variable and Fixed)
$250 Million Unsecured 2018 Term Loan	SOFR + 1.20%		4.79%		3/31/2025		—	250,000
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	4.92%	(4)	6/30/2028	(5)	47,000	—
$325 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(3)	5.38%	(6)	1/29/2027	(7)	325,000	200,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		287,258	600,000
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
$400 Million Unsecured Senior Notes due 2033	5.63%		5.73%		1/15/2033		400,000	—
Discounts and unamortized debt issuance costs							(23,368)	(20,077)
Subtotal/Weighted Average	5.72%						2,035,890	2,029,923
Total/Weighted Average	5.58%						$2,224,712	$2,222,346

(1)All of Piedmont’s outstanding debt as of December 31, 2025 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)The all-in interest rates associated for the SOFR selections are comprised of the basic SOFR interest rate and a stated interest rate spread that can vary from 0.72% to 1.40% on the $600 Million Unsecured 2022 Line of Credit and 0.85% to 1.7% on the $325 Million Unsecured 2024 Term Loan based upon the then current credit rating (as defined in the respective loan agreement) of Piedmont or Piedmont OP.
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

A summary of Piedmont's consolidated principal outstanding for aggregate debt maturities of its indebtedness as of December 31, 2025, is provided below (in thousands):

2026	$3,433
2027	328,894
2028	515,753
2029	400,000
2030	300,000
Thereafter	700,000
Total	$2,248,080

Piedmont’s weighted-average interest rate as of December 31, 2025 and 2024, for the aforementioned borrowings was approximately 5.58% and 6.01%, respectively. Piedmont made interest payments on all indebtedness, including interest rate swap cash settlements, of approximately $141.5 million, $117.5 million, and $81.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. Also, Piedmont capitalized interest of approximately $10.9 million, $12.9 million, and $7.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments. See Note 5 for a description of Piedmont’s estimated fair value of debt as of December 31, 2025.

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

During the year ended December 31, 2025, Piedmont terminated eight interest rate swap agreements associated with the $250 Million Unsecured 2018 Term Loan in conjunction with paying off the loan. Additionally, Piedmont entered into one new interest rate swap agreement to fully hedge the risk of changes in the interest-related cash flows associated with the additional $125 million of principal resulting from the upsized $325 Million Unsecured 2024 Term Loan (see Note 3 above) through February 1, 2026. All of Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. The maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 1 month.

A detail of Piedmont’s interest rate derivatives outstanding as of December 31, 2025 is as follows:

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

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of December 31, 2025 and 2024, respectively, is as follows (in thousands):

Interest rate swaps classified as:	December 31, 2025	December 31, 2024
Gross derivative assets	$—	$671
Gross derivative liabilities	(111)	(8)
Net derivative assets/(liabilities)	$(111)	$663

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the years ended December 31, 2025, 2024, and 2023, respectively, was as follows (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships:	2025	2024	2023
Amount of gain recognized in OCI	$287	$3,005	$2,626
Amount of previously recorded gain/(loss) reclassified from OCI into Interest Expense	$(869)	$3,710	$3,365

Total amount of Interest Expense presented in the consolidated statements of operations	$(128,005)	$(122,984)	$(101,258)
Total amount of Loss on Early Extinguishment of Debt presented in the consolidated statements of operations	$(37,788)	$(386)	$(820)

Piedmont estimates that approximately $2.0 million will be reclassified from OCI as an increase in interest expense over the next twelve months, which includes settled swaps amortized over the underlying term of the associate debt facility. Piedmont did not recognize any hedge ineffectiveness on its cash flow hedges during the three years ended December 31, 2025. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest, or approximately $0.1 million as of December 31, 2025. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurements of Financial Instruments

Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of December 31, 2025 and 2024, respectively (in thousands):

	December 31, 2025			December 31, 2024
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$731	$731	Level 1	$109,637	$109,637	Level 1
Tenant receivables, net (1)	$6,155	$6,155	Level 1	$5,524	$5,524	Level 1
Restricted cash and escrows (1)	$3,060	$3,060	Level 1	$4,245	$4,245	Level 1
Interest rate swaps	$—	$—	Level 2	$671	$671	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$26,692	$26,692	Level 1	$51,035	$51,035	Level 1
Interest rate swaps	$111	$111	Level 2	$8	$8	Level 2
Debt, net	$2,224,712	$2,262,389	Level 2	$2,222,346	$2,238,531	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of December 31, 2025 and 2024; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2025 and 2024. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2025 and 2024, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Impairment Charges

Goodwill Impairment Charges

During the three years ended December 31, 2025, Piedmont considered the decline in its stock price to be an indicator of impairment and performed several interim impairment assessments of its goodwill balance. These assessments involved comparing the estimated fair value of each of its reporting units (see Note 13) to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit. Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions regarding future market rental rates and the number of months it may take to re-lease a property subsequent to the expiration of current lease agreements, as well as future property operating expenses, among other factors.

Based on the interim impairment assessments performed during the year ended December 31, 2023, Piedmont determined that the carrying values of its Boston, Minneapolis, and New York reporting units (inclusive of each segment's assigned goodwill balance) exceeded the estimated fair value of each respective reporting unit and recorded goodwill impairment charges of approximately $29.4 million in the accompanying consolidated statement of operations. As the carrying value (inclusive of the assigned goodwill balance) of the Boston and Minneapolis reporting units exceeded the estimated fair value of each respective reporting unit by an amount greater than the goodwill balance assigned to each unit, the charges for these reporting units were equal to the goodwill balance that had been assigned to each segment. As this was not the case for the New York segment, the charge related to the New York reporting unit, was calculated based on the amount by which the carrying amount of the New York segment (inclusive of the assigned goodwill balance) exceeded the fair value of the New York reporting unit.

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

The carrying amount of Piedmont’s goodwill allocated to each of its reportable segments in total and net of accumulated impairment charges, as of December 31, 2025 and 2024 is as follows (in thousands):

	Atlanta	Dallas	Orlando	Northern Virginia/ Washington, D.C.	Minneapolis	New York	Boston	Total
Balance as of January 1, 2024:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

2024 impairment charges	—	—	—	—	—	—	—	—
Balance as of December 31, 2024
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

2025 impairment charges	—	—	—	—	—	—	—	—
Balance as of December 31, 2025
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

Real Estate Asset Impairment Charges

Piedmont recorded the following real estate asset impairment charges for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Building	Reportable Segment	2025	2024	2023
One Lincoln Park	Dallas	$—	$932	$—
750 West John Carpenter Freeway	Dallas	—	17,500	—
80 and 90 Central Street	Boston	—	10,000	—
161 Corporate Center	Dallas	—	5,400	—
Total impairment charge on real estate assets		$—	$33,832	$—

Management shortened the intended hold period for each of the above buildings and in doing so, determined that the carrying value would not be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. As a result, Piedmont recognized an impairment charge calculated as the difference between the carrying value of the asset and the estimated fair value. The estimated fair values were determined based on a negotiated potential selling prices with unrelated, third-party purchasers for each respective building. The fair value measurements used in the evaluation of the non-financial assets above are considered to be Level 1 valuations within the fair value hierarchy as defined by GAAP, as there are direct observations and transactions involving the assets by unrelated, third-party purchasers. The 80 and 90 Central Street and 161 Corporate Center buildings were subsequently sold during the year ended December 31, 2025, and the One Lincoln Park and 750 West John Carpenter Freeway buildings were sold during the year ended December 31, 2024 (see Note 10 for further details).

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. These commitments are capitalized as the related expenditures are incurred. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of December 31, 2025, Piedmont had no individual tenant allowance commitments greater than $10 million.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three years ended December 31, 2025 or 2024.

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

A roll forward of Piedmont's equity based award activity for the year ended December 31, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2024	3,018,435	$9.20
Deferred Stock Awards Granted	560,810	$8.15
Performance Stock Awards Granted	509,686	$10.05
Change in Estimated Potential Share Awards based on TSR Performance	597,635	$10.71
Performance Stock Awards Vested	(269,079)	$13.56
Deferred Stock Awards Vested	(454,161)	$9.04
Deferred Stock Awards Forfeited	(9,472)	$8.23
Unvested and Potential Stock Awards as of December 31, 2025	3,953,854	$9.13

The following table provides additional information regarding stock award activity during the years ended 2025, 2024, and 2023 (in thousands except for per share amounts):

	2025	2024	2023
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$8.15	$7.89	$9.60
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$4,104	$6,235	$5,448

A detail of Piedmont’s outstanding stock awards and programs as of December 31, 2025 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested and Potential Shares as of December 31, 2025
February 13, 2023	Deferred Stock Award	293,316	$10.55	Of the shares granted, 25% vested on the date of grant, and 25% will vest on February 13, 2024, 2025, 2026, respectively.	83,852
February 23, 2023	Fiscal Year 2023-2025 Performance Share Program	—	$12.37	Shares awarded, if any, will vest immediately upon determination of award in 2026.	471,324	(2)
February 23, 2023	Deferred Stock Award	315,943	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	161,468
February 20, 2024	Fiscal Year 2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,035,878	(2)
February 20, 2024	Deferred Stock Award	466,249	$6.55	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027 respectively.	351,387
October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	45,455
October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101
February 3, 2025	Deferred Stock Award	429,334	$8.52	Of the shares granted, 25% will vest on February 3, 2026, 2027, 2028, and 2029 respectively.	423,100
February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	937,553
May 15, 2025	Deferred Stock Award-Board of Directors	121,736	$6.90	Of the shares granted, 100% will vest on the earlier of the 2026 Annual Meeting or May 15, 2026.	121,736
Total					3,953,854
(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through December 31, 2025.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through December 31, 2025. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the years ended December 31, 2025, 2024, and 2023, Piedmont recognized approximately $9.7 million, $8.4 million and $8.1 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the year ended December 31, 2025, a total of 436,240 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of December 31, 2025, approximately $13.5 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately one year.

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

The future minimum cash rents from Piedmont’s investment in real estate assets under non-cancelable operating leases as of December 31, 2025 is presented below (in thousands):

Years ending December 31:
2026	$425,027
2027	410,745
2028	388,905
2029	358,750
2030	310,564
Thereafter	1,301,884
Total	$3,195,875

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively, as follows (in thousands):

	2025	2024	2023
Fixed payments	$445,648	$445,456	$454,405
Variable payments	92,337	98,608	100,908
Total Rental and Tenant Reimbursement Revenue	$537,985	$544,064	$555,313

10.    Property Dispositions

The following properties were sold during the years ended December 31, 2025 and 2024, and 2023 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain/(Loss) on Sale of Real Estate Assets	Net Sales Proceeds
One Lincoln Park	Dallas, Texas / Dallas	March 20, 2024	$—	$53,308
750 West John Carpenter Freeway	Irving, Texas / Dallas	July 23, 2024	$(445)	$21,584
161 Corporate Center	Irving, Texas / Dallas	February 18, 2025	$108	$4,980
80 and 90 Central	Boxborough, Massachusetts / Boston	May 30, 2025	$1,224	$25,690

In addition to the amounts disclosed above, Piedmont recognized a gain on sale of real estate assets of $0.7 million during the year ended December 31, 2025 related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024. During the year ended December 31, 2023, Piedmont recorded additional gain on sale of the Cambridge Portfolio (originally sold in 2022) as a result of receiving $1.9 million in previously escrowed sales proceeds.

11.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain noncash investing and financing activities for the years ended December 31, 2025, 2024, and 2023 (in thousands) are outlined below:

	2025	2024	2023
Tenant improvements funded by tenants	$20,481	$15,999	$33,472
Changes in accrued capital expenditures and deferred lease costs(1)	$26,041	$28,915	$28,173
Change in accrued dividends	$(15,298)	$154	$(10,215)
Change in accrued deferred financing costs	$(13)	$(232)	$(189)

(1)Accrued capital expenditures and deferred lease costs included in accounts payable, accrued expenses, and accrued capital expenditures as of December 31, 2025, 2024, and 2023 were approximately $28.5 million, $31.0 million, and $30.8 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023 to the consolidated balance sheets for the respective period (in thousands):

	2025	2024	2023
Cash and cash equivalents, beginning of period	$109,637	$825	$16,536
Restricted cash and escrows, beginning of period	4,245	3,381	3,064
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$113,882	$4,206	$19,600

Cash and cash equivalents, end of period	$731	$109,637	$825
Restricted cash and escrows, end of period	3,060	4,245	3,381
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$3,791	$113,882	$4,206

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

12.    Income Taxes

Piedmont’s income tax basis net income/(loss) for the years ended December 31, 2025, 2024, and 2023, is calculated as follows (in thousands):

	2025	2024	2023
GAAP basis financial statement net loss	$(83,620)	$(79,069)	$(48,387)
Increase/(decrease) in net loss resulting from:
Depreciation and amortization expense recognized for financial reporting purposes in excess of amounts recognized for income tax purposes	73,859	80,822	93,791
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(34,377)	(23,049)	(18,817)
Net amortization of above/below-market lease intangibles for income tax purposes in excess of amounts for financial reporting purposes	(7,503)	(9,266)	(12,049)
Gain on disposal of property for financial reporting purposes in excess of amounts for income tax purposes	(20,862)	(20,087)	—
Taxable income of Piedmont Washington Properties, Inc., in excess of amount for financial reporting purposes	4,184	4,771	6,212
Other expenses, including impairment charges, for financial reporting purposes in excess of amounts for income tax purposes	8,270	42,606	40,173
Taxable income for POH in excess of amount for financial reporting purposes	14	49	61
Income tax basis net income/(loss), prior to dividends paid deduction	$(60,035)	$(3,223)	$60,984

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. The composition of Piedmont’s distributions per common share is presented below:

	2025	2024	2023
Ordinary income	—%	—%	63.22%
Return of capital	100%	100%	34.69%
Capital gains	—%	—%	2.09%
	100%	100%	100%

Piedmont elected to be taxed as a REIT under the Code. As a REIT, Piedmont is generally not subject to federal income taxes on distributed taxable income, provided it meets certain regulatory requirements. For the three years ended December 31, 2025 presented in its consolidated financial statements, Piedmont distributed 100% of its REIT taxable income and accordingly recognized no material federal income tax expense.

Piedmont’s income tax expense relates primarily to immaterial amounts incurred by its TRS and state and local franchise taxes. Management has evaluated the disclosure requirements under the FASB's Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures,” and believes the disclosures herein consider the materiality and nature of Piedmont’s tax position. Supporting schedules, including detailed rate reconciliations, are maintained by management and may be provided if materiality increases in future periods. Furthermore, Piedmont had no uncertain tax positions as of December 31, 2025 or 2024.

13.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's CODM, as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also Piedmont’s reportable segments. As of December 31, 2025, Piedmont also owned two properties in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two properties are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the year ended December 31, 2025 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$180,002	$65,960	$1,965	$116,007
Dallas	102,293	41,992	442	60,743
Orlando	65,816	26,987	197	39,026
Northern Virginia/Washington, D.C.	51,674	23,725	661	28,610
Minneapolis	45,190	22,596	706	23,300
New York	58,503	26,949	80	31,634
Boston	41,424	15,801	46	25,669
Total reportable segments	544,902	224,010	4,097	324,989
Other	20,092	3,864	(3,990)	12,238
Totals	$564,994	$227,874	$107	$337,227

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

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the year ended December 31, 2023 (in thousands):

	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$161,310	$59,232	$1,396	$103,474
Dallas	111,592	47,574	548	64,566
Orlando	61,688	25,110	61	36,639
Northern Virginia/Washington, D.C.	60,324	24,902	911	36,333
Minneapolis	63,713	30,954	543	33,302
New York	54,040	24,764	81	29,357
Boston	42,847	17,181	39	25,705
Total reportable segments	555,514	229,717	3,579	329,376
Other	22,242	5,374	(3,899)	12,969
Totals	$577,756	$235,091	$(320)	$342,345

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net loss applicable to Piedmont	$(83,620)	$(79,069)	$(48,387)
Management fee revenue (1)	(325)	(1,091)	(1,004)
Depreciation and amortization	227,089	226,540	236,214
Impairment charges	—	33,832	29,446
General and administrative expenses	30,587	35,423	29,190
Interest expense	128,005	122,984	101,258
Other income	(303)	(3,915)	(3,256)
Loss on early extinguishment of debt	37,788	386	820
(Gain)/loss on sale of real estate assets	(2,013)	445	(1,946)
Net income applicable to noncontrolling interests	19	5	10
NOI	$337,227	$335,540	$342,345

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

Piedmont Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(dollars in thousands)

				Initial Cost to Piedmont				Gross Amount of Which Carried at December 31, 2025
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
1430 ENCLAVE PARKWAY	Houston, TX	100%	None	7,100	37,915	45,015	7,248	5,506	46,757	52,263	29,653	1994	12/21/2000	0	-	40
CRESCENT RIDGE II	Minnetonka, MN	100%	None	7,700	45,154	52,854	23,992	8,021	68,825	76,846	37,361	2000	12/21/2000	0	-	40
6031 CONNECTION DRIVE	Irving, TX	100%	None	3,157	43,656	46,813	16,809	3,157	60,465	63,622	32,590	1999	8/15/2002	0	-	40
6021 CONNECTION DRIVE	Irving, TX	100%	None	3,157	42,662	45,819	12,415	3,157	55,077	58,234	35,926	2000	8/15/2002	0	-	40
6011 CONNECTION DRIVE	Irving, TX	100%	None	3,157	29,034	32,191	18,573	3,157	47,607	50,764	23,845	1999	8/15/2002	0	-	40
US BANCORP CENTER	Minneapolis, MN	100%	None	11,138	175,629	186,767	48,970	11,138	224,599	235,737	114,183	2000	5/1/2003	0	-	40
GLENRIDGE HIGHLANDS TWO	Atlanta, GA	100%	None	6,662	69,031	75,693	1,739	6,662	70,770	77,432	39,955	2000	8/1/2003	0	-	40
400 VIRGINIA AVE	Washington, DC	100%	None	22,146	49,740	71,886	6,304	22,146	56,044	78,190	30,173	1985	11/19/2003	0	-	40
4250 NORTH FAIRFAX DRIVE	Arlington, VA	100%	None	13,636	70,918	84,554	23,380	13,636	94,298	107,934	50,262	1998	11/19/2003	0	-	40
1225 EYE STREET	Washington, DC	98.1%	None	21,959	47,602	69,561	16,181	21,959	63,783	85,742	35,888	1986	11/19/2003	0	-	40
1201 EYE STREET	Washington, DC	98.6%	None	31,985	63,139	95,124	15,128	31,985	78,267	110,252	43,879	2001	11/19/2003	0	-	40
60 BROAD STREET	New York, NY	100%	None	32,522	168,986	201,508	115,316	60,708	256,116	316,824	103,516	1962	12/31/2003	0	-	40
3100 CLARENDON BOULEVARD	Arlington, VA	100%	None	11,700	69,705	81,405	51,607	11,791	121,221	133,012	60,741	1987	12/9/2004	0	-	40
INTERLINK I	Irving, TX	100%	None	3,912	18,830	22,742	4,821	2,543	25,020	27,563	9,894	1998	8/31/2006	0	-	40
INTERLINK II	Irving, TX	100%	None	4,496	29,881	34,377	7,707	2,543	39,541	42,084	18,374	1998	8/31/2006	0	-	40
ONE MERIDIAN	Richfield, MN	100%	None	2,919	24,398	27,317	3,205	2,919	27,603	30,522	9,366	1997	10/1/2010	0	-	40
TWO MERIDIAN	Richfield, MN	100%	None	2,661	25,742	28,403	21,166	2,661	46,908	49,569	11,431	1998	10/1/2010	0	-	40
THE MEDICI	Atlanta, GA	100%	None	1,780	11,510	13,290	12,904	1,780	24,414	26,194	9,858	2008	6/7/2011	0	-	40
400 TOWNPARK	Lake Mary, FL	100%	None	2,570	20,555	23,125	5,184	2,570	25,739	28,309	12,722	2008	11/10/2011	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2025
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
ARLINGTON GATEWAY	Arlington, VA	100%	None	36,930	129,070	166,000	10,655	36,930	139,725	176,655	46,718	2005	3/4/2013	0	-	40
5 & 15 WAYSIDE ROAD	Burlington, MA	100%	None	7,190	55,445	62,635	30,977	7,190	86,422	93,612	28,978	1999 / 2001	3/22/2013	0	-	40
6565 MACARTHUR BOULEVARD	Irving, TX	100%	None	4,820	37,767	42,587	8,098	4,820	45,865	50,685	16,995	1998	12/5/2013	0	-	40
5 WALL STREET	Burlington, MA	100%	None	9,560	50,276	59,836	6,357	9,560	56,633	66,193	20,549	2008	6/27/2014	0	-	40
1155 PERIMETER CENTER WEST	Atlanta, GA	100%	None	5,870	66,849	72,719	28,431	5,870	95,280	101,150	33,194	2000	8/28/2014	0	-	40
500 TOWNPARK	Lake Mary, FL	100%	None	2,147	21,925	24,072	5,123	2,147	27,048	29,195	8,783	2016	N/A	0	-	40
PARK PLACE ON TURTLE CREEK	Dallas, TX	100%	None	4,470	38,048	42,518	12,072	4,470	50,120	54,590	16,338	1986	1/16/2015	0	-	40
ENCLAVE PLACE	Houston, TX	100%	None	1,890	60,094	61,984	35,319	1,890	95,413	97,303	28,164	2015	N/A	0	-	40
200 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	11,660	139,015	150,675	59,042	11,660	198,057	209,717	48,309	1988	11/4/2015	0	-	40
GALLERIA 300	Atlanta, GA	100%	None	4,000	73,554	77,554	29,704	4,000	103,258	107,258	25,938	1987	11/4/2015	0	-	40
GLENRIDGE HIGHLANDS ONE	Atlanta, GA	100%	None	5,960	50,013	55,973	13,609	5,960	63,622	69,582	17,361	1998	11/24/2015	0	-	40
CNL CENTER I	Orlando, FL	99%	None	6,470	77,858	84,328	6,481	6,470	84,339	90,809	25,616	1999	8/1/2016	0	-	40
CNL CENTER II	Orlando, FL	99%	None	4,550	55,609	60,159	861	4,550	56,470	61,020	16,336	2006	8/1/2016	0	-	40
ONE WAYSIDE ROAD	Boston, MA	100%	None	6,240	57,124	63,364	2,029	6,240	59,153	65,393	17,780	1997 / 2008	8/10/2016	0	-	40
GALLERIA 200	Atlanta, GA	100%	None	6,470	55,825	62,295	29,351	6,470	85,176	91,646	24,284	1984	10/7/2016	0	-	40
NORMAN POINTE I	Bloomington, MN	100%	None	4,358	22,322	26,680	7,866	4,361	30,185	34,546	11,630	2000	12/28/2017	0	-	40
501 WEST CHURCH STREET	Orlando, FL	100%	None	2,805	28,119	30,924	42,666	2,805	70,785	73,590	5,852	2003	2/23/2018	0	-	40
9320 EXCELSIOR BOULEVARD	Hopkins, MN	100%	None	3,760	35,289	39,049	(10,573)	3,707	24,769	28,476	5,096	2010	10/25/2018	0	-	40
25 BURLINGTON MALL ROAD	Burlington, MA	100%	None	10,230	54,787	65,017	5,862	10,230	60,649	70,879	13,583	1987	12/12/2018	0	-	40
GALLERIA 100	Atlanta, GA	100%	None	7,285	72,449	79,734	10,898	7,285	83,347	90,632	20,066	1982	5/6/2019	0	-	40

				Initial Cost				Gross Amount of Which Carried at December 31, 2025
Description(1)	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total(2)	Costs Capitalized Subsequent to Acquisition(3)	Land	Buildings and Improvements	Total(4)	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization in Latest Statements of Comprehensive Income is Computed (in years)(5)
GALLERIA 400	Atlanta, GA	100%	None	5,687	92,915	98,602	6,543	5,687	99,458	105,145	19,523	1999	8/23/2019	0	-	40
GALLERIA 600	Atlanta, GA	100%	None	5,418	81,003	86,421	38,954	5,418	119,957	125,375	21,070	2002	8/23/2019	0	-	40
ONE GALLERIA TOWER	Dallas, TX	100%	None	5,286	107,767	113,053	36,183	5,286	143,950	149,236	33,773	1982	2/12/2020	0		40
TWO GALLERIA TOWER	Dallas, TX	100%	None	3,835	109,605	113,440	16,875	3,836	126,479	130,315	22,768	1985	2/12/2020	0		40
THREE GALLERIA TOWER	Dallas, TX	100%	None	6,541	125,490	132,031	13,578	6,541	139,068	145,609	22,530	1991	2/12/2020	0		40
222 SOUTH ORANGE AVENUE	Orlando, FL	100%	None	1,899	18,417	20,316	29,973	1,899	48,390	50,289	1,466	1959	10/29/2020	0		40
999 PEACHTREE STREET	Atlanta, GA	100%	None	49,067	156,109	205,176	46,094	49,067	202,203	251,270	38,875	1987	10/22/2021	0		40
1180 PEACHTREE STREET	Atlanta, GA	100%	188,822	56,932	389,654	446,586	3,582	56,932	393,236	450,168	50,960	2005	8/10/2022	0		40
UNDEVELOPED LAND PARCELS	Various	100%	None	48,667	—	48,667	4,035	45,782	6,920	52,702	272	N/A	Various		N/A
Total—All Properties				$524,354	$3,306,485	$3,830,839	$943,294	$545,102	$4,229,031	$4,774,133	$1,352,424

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

Piedmont Realty Trust, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(dollars in thousands)

	2025	2024	2023
Real Estate:
Balance at the beginning of the year	$4,688,113	$4,647,105	$4,506,328
Additions to/improvements of real estate	165,886	227,737	191,305
Assets disposed	(50,302)	(89,666)	—
Assets impaired (1)	—	(33,832)	—
Write-offs of fully amortized intangible assets	(18,266)	(34,194)	(34,419)
Write-offs of fully depreciated assets	(11,298)	(29,037)	(16,109)
Balance at the end of the year	$4,774,133	$4,688,113	$4,647,105
Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$1,226,874	$1,134,578	$1,005,704
Depreciation and amortization expense	181,165	177,622	179,402
Assets disposed	(26,051)	(22,095)	—
Write-offs of fully amortized intangible assets	(18,266)	(34,194)	(34,419)
Write-offs of fully depreciated assets	(11,298)	(29,037)	(16,109)
Balance at the end of the year	$1,352,424	$1,226,874	$1,134,578

(1)Piedmont recognized an impairment loss on the One Lincoln Park, 750 West John Carpenter Freeway, 80 and 90 Central Street, and 161 Corporate Center during the year ended December 31, 2024. (See Note 6 to the accompanying consolidated financial statements).
S-4