Form 10-Q
period 2026-03-31
Piedmont Realty Trust, Inc.
filed 2026-04-30
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of April 29, 2026:
125,019,003 shares

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
•The future effectiveness of our internal controls and procedures; and
•Other factors, including the risk factors discussed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2025. Piedmont’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$542,474	$542,474
Buildings and improvements, less accumulated depreciation of $1,321,935 and $1,278,600 as of March 31, 2026 and December 31, 2025, respectively	2,786,966	2,787,669
Intangible lease assets, less accumulated amortization of $77,271 and $73,824 as of March 31, 2026 and December 31, 2025, respectively	40,555	44,371
Construction in progress	48,855	44,358
Real estate assets held for sale, net	2,837	2,837
Total real estate assets	3,421,687	3,421,709
Cash and cash equivalents	2,279	731
Tenant receivables	6,907	6,155
Straight-line rent receivables	216,416	214,285
Restricted cash and escrows	4,056	3,060
Prepaid expenses and other assets	20,928	20,857
Goodwill	53,491	53,491
Deferred lease costs, less accumulated amortization of $222,242 and $209,155 as of March 31, 2026 and December 31, 2025, respectively	308,167	311,066
Total assets	$4,033,931	$4,031,354
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $21,806 and $23,368 as of March 31, 2026 and December 31, 2025, respectively	$2,064,452	$2,035,890
Secured debt	187,899	188,822
Accounts payable, accrued expenses and accrued capital expenditures	158,041	172,880
Deferred income	117,733	112,124
Intangible lease liabilities, less accumulated amortization of $36,885 and $35,036 as of March 31, 2026 and December 31, 2025, respectively	22,880	24,824
Interest rate swaps	—	111
Total liabilities	2,551,005	2,534,651
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of March 31, 2026 or December 31, 2025	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of March 31, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 125,019,003 and 124,519,278 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,250	1,245
Additional paid-in capital	3,728,827	3,730,273
Cumulative distributions in excess of earnings	(2,240,270)	(2,227,350)
Accumulated other comprehensive loss	(8,380)	(8,967)
Piedmont stockholders’ equity	1,481,427	1,495,201
Noncontrolling interest	1,499	1,502
Total stockholders’ equity	1,482,926	1,496,703
Total liabilities and stockholders’ equity	$4,033,931	$4,031,354
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental and tenant reimbursement revenue	$136,441	$136,064
Property management fee revenue	158	81
Other property related income	6,695	6,541
	143,294	142,686
Expenses:
Property operating costs	57,306	57,914
Depreciation	44,027	40,893
Amortization	15,263	15,421
General and administrative	7,909	7,563
	124,505	121,791
Other income (expense):
Interest expense	(31,929)	(31,677)
Other income	225	395
Loss on early extinguishment of debt	—	(500)
Gain on sale of real estate assets	—	789
	(31,704)	(30,993)
Net loss	(12,915)	(10,098)
Net income applicable to noncontrolling interest	(5)	(6)
Net loss applicable to Piedmont	$(12,920)	$(10,104)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.10)	$(0.08)
Weighted-average common shares outstanding – basic and diluted	124,806,053	124,257,969
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2026		2025

Net loss applicable to Piedmont		$(12,920)		$(10,104)
Other comprehensive income/(loss):
Effective portion of gain/(loss) on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	(5)		(240)
Minus: Reclassification of net loss/(gain) included in net loss (See Note 4)	592		(212)
Other comprehensive income/(loss)		587		(452)
Comprehensive loss applicable to Piedmont		$(12,333)		$(10,556)

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	124,519	$1,245	$3,730,273	$(2,227,350)	$(8,967)	$1,502	$1,496,703
Costs of issuance of common stock	—	—	(106)	—	—	—	(106)
Dividends to stockholders of subsidiaries	—	—	(123)	—	—	(8)	(131)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	500	5	(1,217)	—	—	—	(1,212)
Net income applicable to noncontrolling interest	—	—	—	—	—	5	5
Net loss applicable to Piedmont	—	—	—	(12,920)	—	—	(12,920)
Other comprehensive income	—	—	—	—	587	—	587
Balance, March 31, 2026	125,019	$1,250	$3,728,827	$(2,240,270)	$(8,380)	$1,499	$1,482,926

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127
Costs of issuance of common stock	—	—	(168)	—	—	—	(168)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(6)	(15,542)
Shares issued and amortized under the 2007 Omnibus Incentive Plan, net of tax	325	3	(139)	—	—	—	(136)
Net income applicable to noncontrolling interest	—	—	—	—	—	6	6
Net loss applicable to Piedmont	—	—	—	(10,104)	—	—	(10,104)
Other comprehensive loss	—	—	—	—	(452)	—	(452)
Balance, March 31, 2025	124,408	$1,244	$3,723,373	$(2,153,834)	$(10,575)	$1,523	$1,561,731

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(12,915)	$(10,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	44,027	40,893
Amortization of debt issuance costs inclusive of settled interest rate swaps	2,123	1,931
Other amortization	15,597	14,414
Loss on early extinguishment of debt	—	500
Stock compensation expense	2,225	2,193
Gain on sale of real estate assets	—	(789)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(4,368)	(9,762)
Increase in prepaid expenses and other assets	(494)	(3,778)
Decrease in accounts payable and accrued expenses	(17,996)	(29,748)
Decrease in deferred income	(91)	(2,042)
Net cash provided by operating activities	28,108	3,714
Cash Flows from Investing Activities:
Capitalized expenditures	(38,277)	(39,629)
Sales proceeds from wholly-owned properties	—	5,660
Deferred lease costs paid	(10,064)	(5,797)
Net cash used in investing activities	(48,341)	(39,766)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(98)	(251)
Proceeds from debt	87,000	366,087
Repayments of debt	(60,924)	(403,886)
Costs of issuance of common stock	(106)	(168)
Value of shares withheld for payment of taxes related to employee stock compensation	(2,964)	(2,138)
Dividends paid	(131)	(30,840)
Net cash provided by/(used in) financing activities	22,777	(71,196)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	2,544	(107,248)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	3,791	113,882
Cash, cash equivalents, and restricted cash and escrows, end of period	$6,335	$6,634

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

As of March 31, 2026, Piedmont owned and operated a portfolio comprised of 29 in-service projects and three redevelopment projects. The in-service office projects total approximately 14.9 million square feet (unaudited) of primarily Class A office space and were 89.3% leased as of March 31, 2026.

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

Piedmont’s consolidated financial statements include the accounts of Piedmont, Piedmont’s wholly-owned subsidiaries, any variable interest entity ("VIE") of which Piedmont or any of its wholly-owned subsidiaries is considered to have the power to direct the activities of the entity and the obligation to absorb losses/right to receive benefits, or any entity in which Piedmont or any of its wholly-owned subsidiaries owns a controlling interest. In determining whether Piedmont or Piedmont OP has a controlling interest, the following factors, among others, are considered: equity ownership, voting rights, protective rights of investors, and participatory rights of investors. For further information, refer to the financial statements and footnotes included in Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Fixed payments	$113,393	$111,776
Variable payments	23,048	24,288
Total Rental and Tenant Reimbursement Revenue	$136,441	$136,064

Recent Accounting Pronouncements

Income Statement Expense Disaggregation Disclosures

The FASB has issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 aims to enhance the transparency and presentation of income statement expenses in response to increasing demand from investors and other stakeholders for greater clarity and comparability surrounding the nature and composition of an entity's expenses. The amendments of ASU 2024-03 require tabular disclosure of certain cost and expense information, such as employee compensation, in the footnotes to the financial statements. ASU 2024-03 is effective for Piedmont beginning with the Form 10-K for the year ended December 31, 2027, and subsequent interim periods beginning in calendar-year 2028. Piedmont is currently evaluating the potential impact of adoption; however, Piedmont does not anticipate any material impact to its consolidated financial statements as a result of adoption of ASU 2024-03.

3.    Debt

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							March 31, 2026	December 31, 2025
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$187,899	$188,822

Unsecured (Variable and Fixed)
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	4.73%	(4)	6/30/2028	(5)	74,000	47,000
$325 Million Unsecured 2024 Term Loan	SOFR + 1.30%	(3)	4.93%		1/29/2027	(6)	325,000	325,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		287,258	287,258
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
$400 Million Unsecured Senior Notes due 2033	5.63%		5.73%		1/15/2033		400,000	400,000
Unamortized discounts and debt issuance costs							(21,806)	(23,368)
Subtotal/Weighted Average			5.63%				$2,064,452	$2,035,890
Total/Weighted Average			5.51%				$2,252,351	$2,224,712

(1)All of Piedmont’s outstanding debt as of March 31, 2026 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, which is secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled interest rate swap agreements and issuance discounts.
(3)The all-in interest rates associated with the SOFR selections are comprised of the base SOFR interest rate and a stated interest rate spread that can vary from 0.72% to 1.40% on the $600 Million Unsecured 2022 Line of Credit and 0.85% to 1.70% on the $325 Million Unsecured 2024 Term Loan based upon the then current credit rating (as defined in the respective loan agreement) of Piedmont or Piedmont OP.
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
(6)Piedmont may extend the term for up to two six-month extension options for a final maturity date of January 29, 2028; provided that Piedmont is not then in default and upon payment of extension fees.

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $39.1 million and $54.6 million for the three months ended March 31, 2026 and 2025, respectively. Also, Piedmont capitalized interest of approximately $1.1 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of March 31, 2026.

4.    Derivative Instruments
Risk Management Objective of Using Derivatives

In addition to operational risks which arise in the normal course of business, Piedmont is exposed to economic risks such as interest rate, liquidity, and credit risk. From time to time, Piedmont has entered into derivative financial instruments, specifically interest rate swap agreements, to manage interest rate risk exposure arising from current or future variable rate debt transactions. Piedmont’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for Piedmont making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended March 31, 2026, the remaining five interest rate swap agreements associated with the $325 Million Unsecured 2024 Term Loan expired and as such, Piedmont had no interest rate swaps outstanding as of March 31, 2026.

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of March 31, 2026 and December 31, 2025, respectively, is as follows (in thousands):

Interest rate swaps classified as:	March 31, 2026	December 31, 2025
Gross derivative assets	$—	$—
Gross derivative liabilities	—	(111)
Net derivative liability	$—	$(111)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three months ended March 31, 2026 and 2025, respectively, is as follows (in thousands):

	Three Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	March 31, 2026	March 31, 2025
Amount of loss recognized in OCI	$(5)	$(240)
Amount of previously recorded gain/(loss) reclassified from OCI into interest expense	$(592)	$212

Total amount of interest expense presented in the consolidated statements of operations	$(31,929)	$(31,677)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$—	$(500)

Piedmont estimates that approximately $1.9 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31, 2026			December 31, 2025
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$2,279	$2,279	Level 1	$731	$731	Level 1
Tenant receivables, net (1)	$6,907	$6,907	Level 1	$6,155	$6,155	Level 1
Restricted cash and escrows (1)	$4,056	$4,056	Level 1	$3,060	$3,060	Level 1
Liabilities:
Accounts payable and accrued expenses (1)	$11,791	$11,791	Level 1	$26,692	$26,692	Level 1
Interest rate swaps	$—	$—	Level 2	$111	$111	Level 2
Debt, net	$2,252,351	$2,240,418	Level 2	$2,224,712	$2,262,389	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of March 31, 2026 and December 31, 2025; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of December 31, 2025. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of December 31, 2025, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Goodwill

The carrying amount of Piedmont’s goodwill allocated to each of its reportable segments in total and net of accumulated impairment charges, as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	Atlanta	Dallas	Orlando	Northern Virginia/ Washington, D.C.	Minneapolis	New York	Boston	Total
Balance as of December 31, 2025:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

2026 impairment charges	—	—	—	—	—	—	—	—
Balance as of March 31, 2026:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of March 31, 2026, Piedmont had no individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three months ended March 31, 2026 or 2025.

8.    Property Dispositions and Assets Held for Sale

During the three months ended March 31, 2025, Piedmont sold 161 Corporate Center in Irving, Texas to an unrelated, third-party buyer and recognized a gain on sale of approximately $0.1 million. Additionally, during the three months ended March 31, 2025, Piedmont recognized a gain on sale of real estate assets of $0.7 million related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

As of March 31, 2026, Piedmont was under a binding contract to sell a 10.6 acre land parcel (Royal Lane Land) in Dallas, Texas for approximately $12.0 million. Consequently, the land, which is assigned to the Dallas geographic reportable segment, met the criteria for held for sale classification as of March 31, 2026 and the assets are presented as held for sale as of both

March 31, 2026 and December 31, 2025 for comparability in the accompanying consolidated balance sheets. Details of amounts held for sale are presented below (in thousands):

	March 31, 2026	December 31, 2025
Real estate assets held for sale, net:
Land	$2,628	$2,628
Construction in progress	209	209
Total real estate assets held for sale, net	$2,837	$2,837

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

A roll forward of Piedmont's equity based award activity for the three months ended March 31, 2026 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2025	3,953,854	$9.13
Deferred Stock Awards Granted	468,034	$8.20
Performance Stock Awards Granted	528,963	$10.19
Change in Estimated Potential Share Awards based on TSR Performance	(602,314)	$9.23
Performance Stock Awards Vested	(471,324)	$12.37
Deferred Stock Awards Vested	(387,484)	$8.56
Unvested and Potential Stock Awards as of March 31, 2026	3,489,729	$8.64

The following table provides additional information regarding stock award activity during the three months ended March 31, 2026 and 2025, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$8.20	$8.50
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$3,318	$3,178

A detail of Piedmont’s outstanding stock awards and programs as of March 31, 2026 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 23, 2023	Deferred Stock Award	284,234	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	80,729

February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	984,084	(2)

February 20, 2024	Deferred Stock Award	419,055	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	234,267

October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	45,455

October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101

February 3, 2025	Deferred Stock Award	389,110	$8.52	Of the shares granted, 25% will vest on February 3, 2026, 2027, 2028, and 2029, respectively.	317,327

February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	585,183	(2)

May 15, 2025	Deferred Stock Award-Board of Directors	121,736	$6.90	Of the shares granted, 100% will vest on the earlier of the 2026 Annual Meeting or May 15, 2026.	121,736

February 17, 2026	Deferred Stock Award	468,034	$8.20	Of the shares granted, 25% will vest on February 17, 2027, 2028, 2029, and 2030, respectively.	468,034

February 17, 2026	2026-2028 Performance Share Program	—	$10.19	Shares awarded, if any, will vest immediately upon determination of award in 2029.	330,813
Total					3,489,729

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through March 31, 2026.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through March 31, 2026. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During both the three months ended March 31, 2026 and 2025, Piedmont recognized approximately $2.2 million of compensation expense related to the amortization of unvested and potential stock awards. During the three months ended March 31, 2026, 499,725 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of March 31, 2026, approximately $20.5 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately two years.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the three months ended March 31, 2026 and 2025 (in thousands) are outlined below:

	Three Months Ended
	March 31, 2026	March 31, 2025
Tenant improvements funded by tenants	$5,700	$—
Changes in accrued capital expenditures and deferred lease costs (1)	$19,053	$23,817
Change in accrued dividends	$—	$(15,298)
Change in accrued deferred financing costs	$13	$(20)

(1)Accrued capital expenditures and deferred lease costs included in accounts payable, accrued expenses, and accrued capital expenditures as of March 31, 2026 and 2025 were approximately $30.4 million, and $31.9 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, to the consolidated balance sheets for the respective period (in thousands):

	2026	2025
Cash and cash equivalents, beginning of period	$731	$109,637
Restricted cash and escrows, beginning of period	3,060	4,245
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$3,791	$113,882

Cash and cash equivalents, end of period	$2,279	$2,911
Restricted cash and escrows, end of period	4,056	3,723
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$6,335	$6,634

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

11.    Earnings Per Share

As Piedmont recognized a net loss for both the three months ended March 31, 2026 and 2025, earnings per share is computed using basic weighted-average common shares outstanding.

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker (the "CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These seven operating segments are also Piedmont’s reportable segments. As of March 31, 2026, Piedmont also owned two projects in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two projects are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$46,772	$15,855	$514	$31,431
Dallas	24,609	11,017	116	13,708
Orlando	18,688	6,737	51	12,002
Northern Virginia/Washington, D.C.	13,306	6,306	165	7,165
Minneapolis	10,213	5,752	210	4,671
New York	14,764	6,997	19	7,786
Boston	9,872	3,775	12	6,109
Total reportable segments	138,224	56,439	1,087	82,872
Other	5,070	867	(1,138)	3,065
Totals	$143,294	$57,306	$(51)	$85,937

	Three Months Ended March 31, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,742	$16,413	$482	$28,811
Dallas	26,886	11,084	106	15,908
Orlando	15,738	6,576	50	9,212
Northern Virginia/Washington, D.C.	13,545	6,470	166	7,241
Minneapolis	10,808	4,977	162	5,993
New York	14,549	7,004	20	7,565
Boston	11,446	4,520	12	6,938
Total reportable segments	137,714	57,044	998	81,668
Other	4,972	870	(954)	3,148
Totals	$142,686	$57,914	$44	$84,816

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss applicable to Piedmont	$(12,920)	$(10,104)
Management fee revenue (1)	(158)	(64)
Depreciation and amortization	59,290	56,315
General and administrative expenses	7,909	7,563
Interest expense	31,929	31,677
Other income	(118)	(288)
Loss on early extinguishment of debt	—	500
Gain on sale of real estate assets	—	(789)
Net income applicable to noncontrolling interest	5	6
Total NOI	$85,937	$84,816

(1)Presented net of related operating expenses incurred to earn such management fee revenue. Such operating expenses are a component of property operating costs in the accompanying consolidated statements of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto of Piedmont Realty Trust, Inc. (“Piedmont,” "we," "our," or "us"). See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of March 31, 2026, we had $526 million of borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe that we have sufficient liquidity to meet our obligations for the foreseeable future; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third-party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent upon market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of projects. During the three months ended March 31, 2026 and 2025 we incurred the following types of capital expenditures (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Capital expenditures for redevelopment/renovations	$7,959	$20,140
Other capital expenditures, including building and tenant improvements	30,318	19,440
Total capital expenditures (1)	$38,277	$39,629

(1)Of the total amounts paid, approximately $2.4 million and $5.5 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the three months ended March 31, 2026 and 2025, respectively.

"Capital expenditures for redevelopment/renovations" during the three months ended March 31, 2026 and 2025 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment.

"Other capital expenditures, including building and tenant improvements" noted above includes all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office projects.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the three months ended March 31, 2026, we committed to spend approximately $5.18 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $6.69 (net of expired lease commitments) for the three months ended March 31, 2025. As of March 31, 2026, we had no individually significant unrecorded tenant allowance commitment greater than $10 million.

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

Although reducing outstanding debt remains our priority, subject to the identification and availability of select investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. Additionally, we may use capital to repay debt when we deem it prudent to refinance or reduce various obligations.

Finally, although we did not declare or pay dividends on our common stock during the three months ended March 31, 2026, we may also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance) of future dividends, if any, to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended March 31, 2026 was approximately $12.9 million, or $0.10 per diluted share, as compared with net loss applicable to common stockholders of $10.1 million, or $0.08 per diluted share, for the three months ended March 31, 2025. The primary driver of the increase in net loss was higher depreciation expense as building and tenant improvements across our portfolio have been placed into service subsequent to January 1, 2025.

Comparison of the Three Months Ended March 31, 2026 Versus the Three Months Ended March 31, 2025

The following table sets forth selected data from our consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	March 31, 2026	% of Revenues	March 31, 2025	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$136.4		$136.1		$0.3
Property management fee revenue	0.2		0.1		0.1
Other property related income	6.7		6.5		0.2
Total revenues	143.3	100%	142.7	100%	0.6
Expense:
Property operating costs	57.3	40%	57.9	41%	(0.6)
Depreciation	44.0	31%	40.9	29%	3.1
Amortization	15.3	11%	15.4	11%	(0.1)
General and administrative	7.9	5%	7.6	5%	0.3
	124.5		121.8		2.7
Other income (expense):
Interest expense	(31.9)	22%	(31.7)	22%	(0.2)
Other income	0.2	—%	0.4	—%	(0.2)
Loss on early extinguishment of debt	—	—%	(0.5)	—%	0.5
Gain on sale of real estate assets	—	—%	0.8	1%	(0.8)
Net loss	$(12.9)	(9)%	$(10.1)	(7)%	$(2.8)

Revenue

Rental and tenant reimbursement revenue increased approximately $0.3 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase was primarily due to the roll-up of rental rates and new leases commencing during the twelve months ended March 31, 2026. The impact of this increase was partially offset by the disposition of two projects sold subsequent to January 1, 2025.

Expense

Property operating costs decreased approximately $0.6 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The variance was primarily due to reduced property tax expense due to lower tax assessments and successful appeals, as well as project dispositions subsequent to January 1, 2025 (as discussed above). The impact of these decreases is partially offset by an increase in other recoverable property operating costs such as utilities, repairs and maintenance, landscaping and security due to increased occupancy and utilization of our projects during the current period, as compared to the prior period.

Depreciation expense increased approximately $3.1 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2025, which were partially offset by project dispositions during 2025.

Amortization expense decreased approximately $0.1 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2025. The decrease was largely offset by an increase in amortization expense associated with deferred lease acquisition costs associated with increased new leasing activity during the twelve months ended March 31, 2026.

General and administrative expense increased approximately $0.3 million for the three months ended March 31, 2026 compared to the prior year primarily reflecting increased personnel costs.

Other Income (Expense)

Interest expense increased approximately $0.2 million for the three months ended March 31, 2026 as compared to the same period in the prior year primarily driven by a decrease in capitalized interest, offset by lower interest rates in the current period, as compared to the prior year.

The loss on early extinguishment of debt in the prior period was due to the write-off of unamortized debt issuance costs associated with refinancing activity during the three months ended March 31, 2025.

Gain on sale of real estate assets during the three months ended March 31, 2025 primarily consists of the gain recognized on the sale of the 161 Corporate Center project in Irving, Texas, as well as recognition of the return of amounts held in escrow for the 750 West John Carpenter project.

Issuer and Guarantor Financial Information

As of March 31, 2026, Piedmont, through its wholly-owned subsidiary Piedmont OP, had five separate issuances totaling approximately $1.7 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030, 2032 and 2033 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

The Notes are fully and unconditionally guaranteed by Piedmont, the parent entity that consolidates Piedmont OP and all other subsidiaries. In particular, Piedmont guarantees to each holder of the Notes that the principal and interest on the Notes will be paid in full when due, whether at the maturity dates of the respective loans, or upon acceleration, upon redemption, or otherwise; interest on overdue principal and interest on any overdue interest, if any, on the Notes will also be paid in full when due; and all other obligations of Piedmont OP to the holders of the Notes will be promptly paid in full. Piedmont's guarantee of the Notes is its senior unsecured obligation and ranks equally in right of payment with all of Piedmont's other existing and future senior unsecured indebtedness and guarantees. Piedmont’s guarantee of the Notes is effectively subordinated in right of payment to any future mortgage or other secured indebtedness or secured guarantees of Piedmont (to the extent of the value of the collateral securing such indebtedness and guarantees); and all existing and future indebtedness and other liabilities, whether secured or unsecured, of Piedmont’s subsidiaries.

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

Combined Balances of Piedmont OP and Piedmont Realty Trust, Inc. as Issuer and Guarantor, respectively	As of March 31, 2026	As of December 31, 2025

Due from non-guarantor subsidiary	$900	$900
Total assets	$236,902	$240,324
Total liabilities	$2,102,941	$2,085,214

		For the Three Months Ended March 31, 2026
Total revenues		$11,683
Net loss		$(29,463)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our CODM, who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of March 31, 2026, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to NOI.

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Atlanta	$31,431	$28,811
Dallas	13,708	15,908
Orlando	12,002	9,212
Northern Virginia/Washington, D.C.	7,165	7,241
Minneapolis	4,671	5,993
New York	7,786	7,565
Boston	6,109	6,938
Total reportable segments	82,872	81,668
Other	3,065	3,148
Total NOI	$85,937	$84,816

Comparison of the Three Months Ended March 31, 2026 Versus the Three Months Ended March 31, 2025

Atlanta

NOI increased due to new leases commencing and/or current tenants expanding at our 1155 Perimeter Center West and Galleria on the Park projects during the three months ended March 31, 2026 as compared to the same period in the prior year.

Dallas

NOI decreased primarily due to decreased occupancy at our Galleria Towers project, partially offset by several new tenant starts during the three months ended March 31, 2026 as compared to the same period in the prior year.

Orlando

NOI increased primarily due to several leases commencing at 501 West Church and 200 South Orange at The Exchange projects.

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

We calculate AFFO by starting with Core FFO and adjusting for non-incremental capital expenditures and then adding back certain non-cash items including: non-real estate depreciation, straight-lined rents and fair value lease adjustments, non-cash components of interest expense and compensation expense, and by making similar adjustments for joint ventures, if any. AFFO is a non-GAAP financial measure and should not be viewed as an alternative to net loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that AFFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in new properties or enhancements to existing properties that improve revenue growth potential. Other REITs may not define AFFO in the same manner as us; therefore, our computation of AFFO may not be comparable to the computation of other REITs.

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three months ended March 31, 2026 and 2025 are presented below (in thousands except per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
GAAP net loss applicable to common stock	$(12,920)	$(10,104)
Depreciation of real estate assets	43,675	40,513
Amortization of lease-related costs	15,263	15,413
Gain on sale of real estate assets	—	(789)
NAREIT FFO applicable to common stock	46,018	45,033
Adjustments:
Loss on early extinguishment of debt	—	500
Core FFO applicable to common stock	46,018	45,533
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,648	1,456
Depreciation of non-real estate assets	351	369
Straight-line effects of lease revenue	(4,382)	(9,668)
Stock-based compensation adjustments	(739)	55
Amortization of lease-related intangibles	(1,940)	(2,062)
Non-incremental capital expenditures (1)	(17,114)	(12,194)
AFFO applicable to common stock	$23,842	$23,489
Weighted-average shares outstanding – diluted (2)	126,136	125,177
NAREIT FFO per share (diluted)	$0.36	$0.36
Core FFO per share (diluted)	$0.36	$0.36

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three months ended March 31, 2026 and 2025, respectively, as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended March 31, 2026 and 2025 (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Net loss applicable to Piedmont (GAAP)	$(12,920)	$(10,104)	$(12,920)	$(10,104)

Net income applicable to noncontrolling interest	5	6	5	6
Interest expense	31,929	31,677	31,929	31,677
Depreciation	44,027	40,894	44,027	40,894
Amortization	15,263	15,421	15,263	15,421
Gain on sale of real estate assets	—	(789)	—	(789)

EBITDAre(1)	78,304	77,105	78,304	77,105
Loss on early extinguishment of debt	—	500	—	500

Core EBITDA(2)	78,304	77,605	78,304	77,605
General & administrative expenses	7,909	7,563	7,909	7,563
Management fee revenue (3)	(158)	(64)	(158)	(64)
Other income	(118)	(288)	(118)	(288)
Straight-line effects of lease revenue	(4,382)	(9,669)
Amortization of lease-related intangibles	(1,940)	(2,061)

Property NOI	79,615	73,086	85,937	84,816

Net operating income from:
Dispositions (4)	45	(1,224)	46	(1,119)
Other investments (5)	327	162	(656)	50

Same Store NOI	$79,987	$72,024	$85,327	$83,747

Change period over period in Same Store NOI	11.1%	N/A	1.9%	N/A

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
(4)Dispositions include 80 and 90 Central, sold in the second quarter of 2025, and 161 Corporate Center, sold in the first quarter of 2025.
(5)Other investments include active or recently completed out-of-service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

Overview

Our portfolio consists of office projects located within identified growth submarkets of large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of March 31, 2026, our average lease was approximately 13,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll ups and roll downs which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our in-service portfolio was 89.3% leased as of March 31, 2026, as compared to 89.6% leased as of December 31, 2025. Scheduled lease expirations for the remainder of 2026 represent approximately 8% of our ALR. To the extent that square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of March 31, 2026, three projects, 222 South Orange Avenue in Orlando, Florida, and 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they have recently undergone redevelopment to convert from single tenant occupancy to multi-tenant occupancy. Collectively, these out of service projects were approximately 76% leased as of March 31, 2026, with the majority of those leases anticipated to commence by the end of 2026 or early 2027.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which may delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of March 31, 2026, we had approximately 1.0 million square feet of executed leases for vacant space that are yet to commence representing approximately $42 million of future additional annual cash rents, and approximately 0.9 million square feet of executed leases currently under rental abatement, representing approximately $26 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll-downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll-ups and roll-downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended March 31, 2026, we experienced a 11.1% and 17.8% roll up in cash and accrual rents, respectively, on executed leases related to space vacant one year or less.

During the three months ended March 31, 2026, Same Store NOI increased by 11.1% and 1.9% on a cash and accrual basis, respectively, as newly commenced leases or those with expiring abatements outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

Election as a REIT

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 1998. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to our stockholders, as defined by the Code. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we may be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost and/or penalties, unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net loss and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes. We have elected to treat one of our wholly owned subsidiaries as a taxable REIT subsidiary ("TRS"). Our TRS performs non-customary services for tenants of buildings that we own, including real estate and non-real estate related services. Any earnings related to such services performed by our TRS are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in TRS cannot exceed 20% of the value of our total assets.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the three months ended March 31, 2026.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of March 31, 2026, our primary market risk is our exposure to interest rate fluctuations in connection with borrowings under our $600 Million Unsecured 2022 Line of Credit and our $325 Million Unsecured 2024 Term Loan. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the variability in rate fluctuations on our outstanding debt. As such, all of our debt as of March 31, 2026, other than the variable rate facility and term loan mentioned above, is currently based on fixed interest rates to hedge against volatility in the credit markets. We may enter into interest rate hedging arrangements in the future to manage variability in interest expense associated with variable-rate borrowings. The timing and amount of any future hedging activity will depend on several factors, including market conditions, our view of interest rate risk, and our overall financing strategy. We do not enter into derivative or interest rate transactions for speculative purposes.

The estimated fair value of our debt was approximately $2.2 billion and $2.3 billion as of March 31, 2026 and December 31, 2025, respectively. Our interest rate swap agreements in place as of December 31, 2025, which expired on February 1, 2026, carried a notional amount totaling $325 million with a weighted-average fixed interest rate of 5.38%.

As of March 31, 2026, our total outstanding debt subject to fixed interest rates totaled approximately $1.9 billion and had an average effective interest rate of approximately 5.64% per annum with contractual expirations, not including extension options, ranging from 2028 to 2033. A change in the market interest rate would impact the relative fair value of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of March 31, 2026, we had $74.0 million outstanding on our $600 Million Unsecured 2022 Line of Credit. Our $600 Million Unsecured 2022 Line of Credit currently has a stated rate of SOFR plus 1.05% per annum (based on our current credit rating as defined in the credit agreement), resulting in a total interest rate of 4.73%. Additionally, our $325 Million Unsecured 2024 Term Loan currently has a stated rate of SOFR plus 1.30% per annum (based on our current credit rating as defined in the term loan agreement), resulting in a total interest rate of 4.93%. To the extent that we borrow additional funds in the future under the $600 Million Unsecured 2022 Line of Credit or potential future variable-rate debt facilities, we would have exposure to increases in interest rates, which would potentially increase our cost of debt. Additionally, a 1.0% increase in variable interest rates on our existing outstanding borrowings as of March 31, 2026 would increase interest expense approximately $4.0 million on a per annum basis.

ITEM 4.    CONTROLS AND PROCEDURES
Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and represented within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
There have been no known material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the first quarter of 2026.
(b)None.
(c)None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

The foregoing is intended to satisfy Piedmont’s Item 5.02(e) Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.

On April 28, 2026, Piedmont’s Board of Directors approved an Amended and Restated Participation Agreement with Sherry Rexroad, Chief Financial Officer, under Piedmont’s Executive Severance Plan (the “Amended Participation Agreement”). The Amended Participation Agreement provides for an increase to Ms. Rexroad’s severance multiplier in the event of a termination not for cause in connection with a change in control or a resignation for good reason in connection with a change in control to 2.5x (the “Severance Multiplier”). In the event of a qualifying termination, the Severance Multiplier will be multiplied by the sum of the participant’s annual base salary and target annual bonus.

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

3.2	Second Amended and Restated Bylaws of Piedmont (incorporated by reference to Exhibit 3.2 to Piedmont’s Current Report on Form 8-K, filed on June 9, 2025).

22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to Piedmont's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 17, 2026).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Indicates management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT REALTY TRUST, INC.
(Registrant)

Dated:	April 30, 2026	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)