Form 10-Q
period 2026-06-30
Piedmont Realty Trust, Inc.
filed 2026-07-28
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of July 27, 2026:
125,132,825 shares

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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2025. Piedmont’s results of operations for the six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$542,474	$542,474
Buildings and improvements, less accumulated depreciation of $1,345,832 and $1,278,600 as of June 30, 2026 and December 31, 2025, respectively	2,779,052	2,787,669
Intangible lease assets, less accumulated amortization of $65,398 and $73,824 as of June 30, 2026 and December 31, 2025, respectively	37,239	44,371
Construction in progress	47,131	44,358
Real estate assets held for sale, net	2,837	2,837
Total real estate assets	3,408,733	3,421,709
Cash and cash equivalents	16,785	731
Tenant receivables	11,440	6,155
Straight-line rent receivables	219,636	214,285
Restricted cash and escrows	4,961	3,060
Prepaid expenses and other assets	24,120	20,857
Goodwill	53,491	53,491
Interest rate swaps	530	—
Deferred lease costs, less accumulated amortization of $219,933 and $209,155 as of June 30, 2026 and December 31, 2025, respectively	308,286	311,066
Total assets	$4,047,982	$4,031,354
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $23,287 and $23,368 as of June 30, 2026 and December 31, 2025, respectively	$2,063,971	$2,035,890
Secured debt	186,966	188,822
Accounts payable, accrued expenses and accrued capital expenditures	185,339	172,880
Deferred income	115,496	112,124
Intangible lease liabilities, less accumulated amortization of $29,934 and $35,036 as of June 30, 2026 and December 31, 2025, respectively	21,216	24,824
Interest rate swaps	—	111
Total liabilities	2,572,988	2,534,651
Commitments and Contingencies (Note 7)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of June 30, 2026 or December 31, 2025	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of June 30, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 125,132,825 and 124,519,278 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,251	1,245
Additional paid-in capital	3,730,985	3,730,273
Cumulative distributions in excess of earnings	(2,251,371)	(2,227,350)
Accumulated other comprehensive loss	(7,368)	(8,967)
Piedmont stockholders’ equity	1,473,497	1,495,201
Noncontrolling interest	1,497	1,502
Total stockholders’ equity	1,474,994	1,496,703
Total liabilities and stockholders’ equity	$4,047,982	$4,031,354
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental and tenant reimbursement revenue	$137,265	$133,954	$273,706	$270,018
Property management fee revenue	108	81	266	162
Other property related income	6,750	6,257	13,445	12,798
	144,123	140,292	287,417	282,978
Expenses:
Property operating costs	55,986	55,610	113,292	113,524
Depreciation	44,825	40,646	88,852	81,539
Amortization	14,487	14,785	29,750	30,206
General and administrative	8,237	7,960	16,146	15,523
	123,535	119,001	248,040	240,792
Other income (expense):
Interest expense	(31,874)	(31,954)	(63,803)	(63,631)
Other income	189	133	414	528
Loss on early extinguishment of debt	—	(7,500)	—	(8,000)
Gain on sale of real estate assets	—	1,224	—	2,013
	(31,685)	(38,097)	(63,389)	(69,090)
Net loss	(11,097)	(16,806)	(24,012)	(26,904)
Net income applicable to noncontrolling interest	(4)	(2)	(9)	(8)
Net loss applicable to Piedmont	$(11,101)	$(16,808)	$(24,021)	$(26,912)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.09)	$(0.14)	$(0.19)	$(0.22)
Weighted-average common shares outstanding – basic and diluted	125,081,542	124,458,941	124,944,559	124,359,010
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025

Net loss applicable to Piedmont		$(11,101)		$(16,808)		$(24,021)		$(26,912)
Other comprehensive income/(loss):
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 4)	503		419		498		178
Add: Reclassification of net loss included in net loss (See Note 4)	509		283		1,101		72
Other comprehensive income		1,012		702		1,599		250
Comprehensive loss applicable to Piedmont		$(10,089)		$(16,106)		$(22,422)		$(26,662)

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2026	125,019	$1,250	$3,728,827	$(2,240,270)	$(8,380)	$1,499	$1,482,926
Costs of issuance of common stock	—	—	(236)	—	—	—	(236)
Dividends to stockholders of subsidiaries	—	—	—	—	—	(6)	(6)
Shares issued and amortized pursuant to equity incentive plan, net of tax	114	1	2,394	—	—	—	2,395
Net income applicable to noncontrolling interest	—	—	—	—	—	4	4
Net loss applicable to Piedmont	—	—	—	(11,101)	—	—	(11,101)
Other comprehensive income	—	—	—	—	1,012	—	1,012
Balance, June 30, 2026	125,133	$1,251	$3,730,985	$(2,251,371)	$(7,368)	$1,497	$1,474,994

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	124,408	$1,244	$3,723,373	$(2,153,834)	$(10,575)	$1,523	$1,561,731
Dividends to stockholders of subsidiaries	—	—	—	—	—	(14)	(14)
Shares issued and amortized pursuant to equity incentive plan, net of tax	84	1	2,396	—	—	—	2,397
Net income applicable to noncontrolling interest	—	—	—	—	—	2	2
Net loss applicable to Piedmont	—	—	—	(16,808)	—	—	(16,808)
Other comprehensive income	—	—	—	—	702	—	702
Balance, June 30, 2025	124,492	$1,245	$3,725,769	$(2,170,642)	$(9,873)	$1,511	$1,548,010

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	124,519	$1,245	$3,730,273	$(2,227,350)	$(8,967)	$1,502	$1,496,703
Costs of issuance of common stock	—	—	(342)	—	—	—	(342)
Dividends to stockholders of subsidiaries	—	—	(123)	—	—	(14)	(137)
Shares issued and amortized pursuant to equity incentive plan, net of tax	614	6	1,177	—	—	—	1,183
Net income applicable to noncontrolling interest	—	—	—	—	—	9	9
Net loss applicable to Piedmont	—	—	—	(24,021)	—	—	(24,021)
Other comprehensive income	—	—	—	—	1,599	—	1,599
Balance, June 30, 2026	125,133	$1,251	$3,730,985	$(2,251,371)	$(7,368)	$1,497	$1,474,994

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127
Costs of issuance of common stock	—	—	(168)	—	—	—	(168)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(20)	(15,556)
Shares issued and amortized pursuant to equity incentive plan, net of tax	409	4	2,257	—	—	—	2,261
Net income applicable to noncontrolling interest	—	—	—	—	—	8	8
Net loss applicable to Piedmont	—	—	—	(26,912)	—	—	(26,912)
Other comprehensive income	—	—	—	—	250	—	250
Balance, June 30, 2025	124,492	$1,245	$3,725,769	$(2,170,642)	$(9,873)	$1,511	$1,548,010

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(24,012)	$(26,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	88,852	81,539
Amortization of debt issuance costs inclusive of settled interest rate swaps	4,232	3,987
Other amortization	30,873	28,339
Loss on early extinguishment of debt	—	8,000
Stock compensation expense	4,685	4,650
Gain on sale of real estate assets	—	(2,013)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(13,605)	(14,527)
Increase in prepaid expenses and other assets	(3,760)	(4,845)
Increase/(decrease) in accounts payable and accrued expenses	12,804	(12,148)
Decrease in deferred income	(7,615)	(12,261)
Net cash provided by operating activities	92,454	53,817
Cash Flows from Investing Activities:
Capitalized expenditures	(71,846)	(81,572)
Sales proceeds from wholly-owned properties	—	31,351
Deferred lease costs paid	(22,106)	(20,818)
Net cash used in investing activities	(93,952)	(71,039)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(182)	(291)
Proceeds from debt	184,000	482,087
Repayments of debt	(160,857)	(530,322)
Premiums paid to repurchase senior notes	—	(7,098)
Costs of issuance of common stock	(342)	(168)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,029)	(2,199)
Dividends paid	(137)	(30,854)
Net cash provided by/(used in) financing activities	19,453	(88,845)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	17,955	(106,067)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	3,791	113,882
Cash, cash equivalents, and restricted cash and escrows, end of period	$21,746	$7,815

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, Piedmont owned and operated a portfolio comprised of 29 in-service projects and two redevelopment projects. The in-service office projects total approximately 15.1 million square feet (unaudited) of primarily Class A office space and were 88.9% leased as of June 30, 2026.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed payments	$115,375	$111,130	$228,768	$222,906
Variable payments	21,890	22,824	44,938	47,112
Total Rental and Tenant Reimbursement Revenue	$137,265	$133,954	$273,706	$270,018

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

3.    Debt

During the six months ended June 30, 2026, Piedmont amended the $325 million Unsecured 2024 Term Loan (as amended, the "$400 Million Unsecured 2026 Term Loan") to, among other things, increase the principal amount from $325 million to $400 million and extend the maturity date to May 28, 2031. Subject to certain conditions, Piedmont may prepay the loans outstanding under the $400 Million Unsecured 2026 Term Loan, in whole or in part, at any time without premium or penalty. Additionally, the terms of the amendment provide for an increase or decrease to Piedmont’s debt rating and Total Leverage Ratio (as defined in the term loan agreement) as the basis for determining the applicable interest rate, ranging from 0.75% to 1.55%. The net proceeds from the $400 Million Unsecured 2026 Term Loan were used to repay the outstanding balance under Piedmont's $600 Million Unsecured 2022 Line of Credit, with the remainder used for general corporate purposes.

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							June 30, 2026	December 31, 2025
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$186,966	$188,822

Unsecured (Variable and Fixed)
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	4.73%	(4)	6/30/2028	(5)	—	47,000
$400 Million Unsecured 2026 Term Loan	SOFR + 1.15%	(3)	4.85%	(6)	5/28/2031		400,000	325,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		287,258	287,258
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
$400 Million Unsecured Senior Notes due 2033	5.63%		5.73%		1/15/2033		400,000	400,000
Unamortized discounts and debt issuance costs							(23,287)	(23,368)
Subtotal/Weighted Average			5.62%				$2,063,971	$2,035,890
Total/Weighted Average			5.50%				$2,250,937	$2,224,712

(1)All of Piedmont’s outstanding debt as of June 30, 2026 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, which is secured by 1180 Peachtree Street.
(2)Effective rate after consideration of settled or in-place interest rate swap agreements and issuance discounts.
(3)The all-in interest rates associated with the SOFR selections are comprised of the base SOFR interest rate and a stated interest rate spread that can vary from 0.72% to 1.40% on the $600 Million Unsecured 2022 Line of Credit and 0.75% to 1.55% on the $400 Million Unsecured 2026 Term Loan based upon the then current credit rating (as defined in the respective loan agreement) of Piedmont or Piedmont OP.
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
(6)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, subject to changes to Piedmont's credit rating (as defined in the term loan agreement), $200 million of the principal balance at a

4.94% interest rate through June 1, 2028. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of June 30, 2026 (see Note 4).

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $11.3 million and $14.3 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $50.5 million and $68.9 million for the six months ended June 30, 2026 and 2025, respectively. Also, Piedmont capitalized interest of approximately $1.0 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 5 for a description of Piedmont’s estimated fair value of debt as of June 30, 2026.

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

During the six months ended June 30, 2026, Piedmont entered into three interest rate swap agreements in conjunction with the recast and upsize of the $400 Million Unsecured 2026 Term Loan (see Note 3 above) to hedge $200 million of the principal balance through June 1, 2028. Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are designated using SOFR. As of June 30, 2026, the maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 23 months.

A detail of Piedmont’s interest rate derivatives outstanding as of June 30, 2026 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	3	$400 Million Unsecured 2026 Term Loan	$200	6/1/2026	6/1/2028

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of June 30, 2026 and December 31, 2025, respectively, is as follows (in thousands):

Interest rate swaps classified as:	June 30, 2026	December 31, 2025
Gross derivative assets	$530	$—
Gross derivative liabilities	—	(111)
Net derivative asset/(liability)	$530	$(111)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and six months ended June 30, 2026 and 2025, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amount of gain recognized in OCI	$503	$419	$498	$178
Amount of previously recorded loss reclassified from OCI into interest expense	$(509)	$(283)	$(1,101)	$(72)

Total amount of interest expense presented in the consolidated statements of operations	$(31,874)	$(31,954)	$(63,803)	$(63,631)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$—	$(7,500)	$—	$(8,000)

Piedmont estimates that approximately $1.7 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Additionally, see Note 5 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of June 30, 2026, all of Piedmont's net interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

5.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026			December 31, 2025
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$16,785	$16,785	Level 1	$731	$731	Level 1
Tenant receivables, net (1)	$11,440	$11,440	Level 1	$6,155	$6,155	Level 1
Restricted cash and escrows (1)	$4,961	$4,961	Level 1	$3,060	$3,060	Level 1
Interest rate swaps	$530	$530	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$13,751	$13,751	Level 1	$26,692	$26,692	Level 1
Interest rate swaps	$—	$—	Level 2	$111	$111	Level 2
Debt, net	$2,250,937	$2,278,741	Level 2	$2,224,712	$2,262,389	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of June 30, 2026 and December 31, 2025; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 4, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of June 30, 2026 and December 31, 2025. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of June 30, 2026 and December 31, 2025, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

6.    Goodwill

The carrying amount of Piedmont’s goodwill allocated to each of its reportable segments in total and net of accumulated impairment charges, as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	Atlanta	Dallas	Orlando	Northern Virginia/ Washington, D.C.	Minneapolis	New York	Boston	Total
Balance as of December 31, 2025:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

2026 impairment charges	—	—	—	—	—	—	—	—

Balance as of June 30, 2026:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

7.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of June 30, 2026, Piedmont had no individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three and six months ended June 30, 2026 or 2025.

8.    Property Dispositions and Assets Held for Sale

There were no property dispositions during the six months ended June 30, 2026. The following properties were sold during the six months ended June 30, 2025 (in thousands):

Buildings Sold	Location / Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
161 Corporate Center	Irving, Texas / Dallas	February 18, 2025	$108	$4,980
80 and 90 Central	Boxborough, Massachusetts / Boston	May 30, 2025	$1,224	$25,690
Total			$1,332	$30,670

Additionally, during the six months ended June 30, 2025, Piedmont recognized a gain on sale of real estate assets of $0.7 million related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

As of June 30, 2026, Piedmont was under a binding contract to sell a 10.6 acre land parcel (Royal Lane Land) in Dallas, Texas for approximately $12.0 million. Consequently, the land, which is assigned to the Dallas geographic reportable segment, met the criteria for held for sale classification as of June 30, 2026 and the assets are presented as held for sale as of both June 30, 2026 and December 31, 2025 for comparability in the accompanying consolidated balance sheets. Details of amounts held for sale are presented below (in thousands):

	June 30, 2026	December 31, 2025
Real estate assets held for sale, net:
Land	$2,628	$2,628
Construction in progress	209	209
Total real estate assets held for sale, net	$2,837	$2,837

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

In addition to the time-based awards discussed above, certain management employees also participate in a multi-year performance share program whereby actual awards are contingent upon Piedmont's total stockholder return ("TSR") performance relative to the TSR of a peer group of office REITs. The number of shares earned, if any, are determined at the end of the multi-year performance period (or upon the participant's termination) and vest immediately. The grant date fair value of the multi-year performance share awards is estimated using the Monte Carlo valuation method and is recognized ratably over the performance period.

A roll forward of Piedmont's equity based award activity for the six months ended June 30, 2026 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2025	3,953,854	$9.13
Deferred Stock Awards Granted	571,098	$8.19
Performance Stock Awards Granted	528,963	$10.19
Change in Estimated Potential Share Awards based on TSR Performance	(128,069)	$8.68
Performance Stock Awards Vested	(471,324)	$12.37
Deferred Stock Awards Vested	(509,220)	$8.16
Unvested and Potential Stock Awards as of June 30, 2026	3,945,302	$8.82

The following table provides additional information regarding stock award activity during the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$8.15	$6.90	$8.19	$8.15
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$840	$650	$4,158	$3,828

A detail of Piedmont’s outstanding stock awards and programs as of June 30, 2026 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 23, 2023	Deferred Stock Award	284,234	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	80,729

February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,035,878	(2)

February 20, 2024	Deferred Stock Award	419,055	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	234,267

October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% will vest on October 1, 2025, 2026, 2027, and 2028 respectively.	45,455

October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101

February 3, 2025	Deferred Stock Award	389,110	$8.52	Of the shares granted, 25% will vest on February 3, 2026, 2027, 2028, and 2029, respectively.	317,327

February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	1,007,634	(2)

February 17, 2026	Deferred Stock Award	468,034	$8.20	Of the shares granted, 25% will vest on February 17, 2027, 2028, 2029, and 2030, respectively.	468,034

February 17, 2026	2026-2028 Performance Share Program	—	$10.19	Shares awarded, if any, will vest immediately upon determination of award in 2029.	330,813	(2)

May 12, 2026	Deferred Stock Award-Board of Directors	103,064	$8.15	Of the shares granted, 100% will vest on the earlier of the 2027 Annual Meeting or May 12, 2027.	103,064
Total					3,945,302

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through June 30, 2026.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through June 30, 2026. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During both the three months ended June 30, 2026 and 2025, Piedmont recognized approximately $2.5 million of compensation expense related to the amortization of unvested and potential stock awards. During the six months ended June 30, 2026 and 2025, Piedmont recognized approximately $4.7 million and $4.6 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During the six months ended June 30, 2026, 613,547 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of June 30, 2026, approximately $18.9 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately one year.

10.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the six months ended June 30, 2026 and 2025 (in thousands) are outlined below:

	Six Months Ended
	June 30, 2026	June 30, 2025
Tenant improvements funded by tenants	$10,986	$—
Changes in accrued capital expenditures and deferred lease costs (1)	$19,747	$17,522
Change in accrued dividends	$—	$(15,298)
Change in accrued deferred financing costs	$(12)	$—

(1)Accrued capital expenditures and deferred lease costs included in accounts payable, accrued expenses, and accrued capital expenditures as of June 30, 2026 and 2025 were approximately $28.1 million, and $22.8 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, to the consolidated balance sheets for the respective period (in thousands):

	2026	2025
Cash and cash equivalents, beginning of period	$731	$109,637
Restricted cash and escrows, beginning of period	3,060	4,245
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$3,791	$113,882

Cash and cash equivalents, end of period	$16,785	$3,314
Restricted cash and escrows, end of period	4,961	4,501
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$21,746	$7,815

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

11.    Earnings Per Share

As Piedmont recognized a net loss for both the three and six months ended June 30, 2026 and 2025, earnings per share is computed using basic weighted-average common shares outstanding.

12.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker (the "CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These seven operating segments are also Piedmont’s reportable segments. As of June 30, 2026, Piedmont also owned two projects in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two projects are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

NOI by geographic segment is the primary performance measure reviewed by Piedmont's CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating costs and adjusting for other segment items from lease revenues and other property related income. Other segment items consist primarily of allocated costs and salaries, which are recognized at the respective properties and eliminated in the preparation of consolidated financial statements. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. Piedmont's calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs.

Asset value information and capital expenditures by segment are not reported because the CODM does not use these measures to assess performance.

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,535	$14,980	$165	$29,720
Dallas	27,504	11,189	(151)	16,164
Orlando	18,565	6,825	—	11,740
Northern Virginia/Washington, D.C.	13,260	5,450	127	7,937
Minneapolis	11,650	5,832	(25)	5,793
New York	13,873	6,409	(1)	7,463
Boston	9,704	3,431	(69)	6,204
Total reportable segments	139,091	54,116	46	85,021
Other	5,032	1,870	(46)	3,116
Totals	$144,123	$55,986	$—	$88,137

	Three Months Ended June 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,538	$15,794	$487	$29,231
Dallas	26,386	10,874	112	15,624
Orlando	14,995	6,781	50	8,264
Northern Virginia/Washington, D.C.	12,724	5,438	164	7,450
Minneapolis	11,398	5,423	162	6,137
New York	14,662	6,514	21	8,169
Boston	10,671	3,896	11	6,786
Total reportable segments	135,374	54,720	1,007	81,661
Other	4,918	890	(975)	3,053
Totals	$140,292	$55,610	$32	$84,714

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30, 2026
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$91,307	$30,073	$(82)	$61,152
Dallas	52,113	21,990	(250)	29,873
Orlando	37,253	13,511	—	23,742
Northern Virginia/Washington, D.C.	26,566	11,717	254	15,103
Minneapolis	21,863	11,374	(26)	10,463
New York	28,636	13,386	—	15,250
Boston	19,576	7,149	(114)	12,313
Total reportable segments	277,314	109,200	(218)	167,896
Other	10,103	4,092	167	6,178
Totals	$287,417	$113,292	$(51)	$174,074

	Six Months Ended June 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$89,280	$32,207	$969	$58,042
Dallas	53,272	21,959	219	31,532
Orlando	30,733	13,356	99	17,476
Northern Virginia/Washington, D.C.	26,269	11,908	331	14,692
Minneapolis	22,206	10,399	323	12,130
New York	29,212	13,518	40	15,734
Boston	22,117	8,417	24	13,724
Total reportable segments	273,089	111,764	2,005	163,330
Other	9,889	1,760	(1,928)	6,201
Totals	$282,978	$113,524	$77	$169,531

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss applicable to Piedmont	$(11,101)	$(16,808)	$(24,021)	$(26,912)
Management fee revenue (1)	(108)	(77)	(266)	(140)
Depreciation and amortization	59,312	55,432	118,602	111,746
General and administrative expenses	8,237	7,960	16,146	15,523
Interest expense	31,874	31,954	63,803	63,631
Other income	(81)	(25)	(199)	(312)
Loss on early extinguishment of debt	—	7,500	—	8,000
Gain on sale of real estate assets	—	(1,224)	—	(2,013)
Net income applicable to noncontrolling interest	4	2	9	8
Total NOI	$88,137	$84,714	$174,074	$169,531

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of June 30, 2026, we had $16.8 million of cash on hand, the full borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe we have sufficient liquidity to meet our obligations for the foreseeable future; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third-party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent upon market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of projects. During the six months ended June 30, 2026 and 2025, we incurred the following types of capital expenditures (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Capital expenditures for redevelopment/renovations	$13,433	$37,603
Other capital expenditures, including building and tenant improvements	58,413	43,969
Total capital expenditures (1)	$71,846	$81,572

(1)Of the total amounts paid, approximately $4.6 million and $10.2 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the six months ended June 30, 2026 and 2025, respectively.

"Capital expenditures for redevelopment/renovations" during the six months ended June 30, 2026 and 2025 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment.

"Other capital expenditures, including building and tenant improvements" noted above includes all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office projects.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the six months ended June 30, 2026, we committed to spend approximately $5.54 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $6.72 (net of expired lease commitments) for the six months ended June 30, 2025. As of June 30, 2026, we had no individually significant unrecorded tenant allowance commitment greater than $10 million.

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

Although reducing outstanding debt remains our priority, subject to the identification and availability of select investment opportunities and our ability to consummate such acquisitions on satisfactory terms, acquiring new assets consistent with our investment strategy could also be a significant use of capital. Additionally, we may use capital to repay debt when we deem it prudent to refinance or repay various obligations.

Finally, although we did not declare or pay dividends on our common stock during the six months ended June 30, 2026, we may also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance) of future dividends, if any, to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended June 30, 2026 was approximately $11.1 million, or $0.09 per diluted share, as compared with net loss applicable to common stockholders of $16.8 million, or $0.14 per diluted share, for the three months ended June 30, 2025. The primary driver of the decrease in net loss was an approximately $7.5 million loss on early extinguishment of debt recognized during the second quarter of 2025.

Comparison of the three months ended June 30, 2026 versus the three months ended June 30, 2025

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	June 30, 2026	% of Revenues	June 30, 2025	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$137.3		$134.0		$3.3
Property management fee revenue	0.1		0.1		—
Other property related income	6.7		6.3		0.4
Total revenues	144.1	100%	140.4	100%	3.7
Expense:
Property operating costs	56.0	39%	55.6	39%	0.4
Depreciation	44.8	31%	40.6	29%	4.2
Amortization	14.5	10%	14.8	11%	(0.3)
General and administrative	8.2	6%	8.0	6%	0.2
	123.5		119.0		4.5
Other income (expense):
Interest expense	(31.9)	22%	(32.0)	23%	0.1
Other income	0.2	—%	0.1	—%	0.1
Loss on early extinguishment of debt	—	—%	(7.5)	5%	7.5
Gain on sale of real estate assets	—	—%	1.2	1%	(1.2)
Net loss	$(11.1)	(8)%	$(16.8)	(12)%	$5.7

Revenue

Rental and tenant reimbursement revenue increased approximately $3.3 million for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase was primarily due to the roll-up of rental rates and new leases commencing during the twelve months ended June 30, 2026, contributing approximately $4.7 million. The impact of this increase was partially offset by the disposition of one project subsequent to April 1, 2025 in our Boston market.

Other property related income increased approximately $0.4 million for the three months ended June 30, 2026 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs increased approximately $0.4 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The increase was primarily due to higher recoverable utility and janitorial expenses, which were partially offset by the disposition of one project subsequent to April 1, 2025 in our Boston market.

Depreciation expense increased approximately $4.2 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The increase was primarily due to additional building improvements placed in service subsequent to April 1, 2025.

Amortization expense decreased approximately $0.3 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to April 1, 2025.

General and administrative expense increased approximately $0.2 million for the three months ended June 30, 2026 compared to the same period in the prior year, primarily due to increased accruals for potential performance-based compensation during the six months ended June 30, 2026.

Other Income (Expense)

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

Comparison of the Six Months Ended June 30, 2026 Versus the Six Months Ended June 30, 2025

The following table sets forth selected data from our consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	June 30, 2026	% of Revenues	June 30, 2025	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$273.7		$270.0		$3.7
Property management fee revenue	0.3		0.1		0.2
Other property related income	13.5		12.8		0.7
Total revenues	287.5	100%	282.9	100%	4.6
Expense:
Property operating costs	113.3	39%	113.5	40%	(0.2)
Depreciation	88.9	31%	81.5	29%	7.4
Amortization	29.8	10%	30.2	11%	(0.4)
General and administrative	16.1	6%	15.5	5%	0.6
	248.1		240.7		7.4
Other income (expense):
Interest expense	(63.8)	22%	(63.6)	23%	(0.2)
Other income	0.4	—%	0.5	—%	(0.1)
Loss on early extinguishment of debt	—	—%	(8.0)	3%	8.0
Gain on sale of real estate assets	—	—%	2.0	1%	(2.0)
Net loss	$(24.0)	(8)%	$(26.9)	(10)%	$2.9

Revenue

Rental and tenant reimbursement revenue increased approximately $3.7 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The increase was primarily due to the roll-up of rental rates and new leases commencing during the twelve months ended June 30, 2026, contributing approximately $7.2 million. The impact of this increase was partially offset by the disposition of two projects subsequent to January 1, 2025.

Other property related income increased approximately $0.7 million for the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs decreased approximately $0.2 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The decrease was primarily due to project dispositions subsequent to January 1, 2025 (as discussed above).

Depreciation expense increased approximately $7.4 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2025, which were partially offset by project dispositions during 2025.

Amortization expense decreased approximately $0.4 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2025. The decrease was largely offset by an increase in amortization expense associated with deferred lease acquisition costs associated with increased new leasing activity during the twelve months ended June 30, 2026.

General and administrative expense increased approximately $0.6 million for the six months ended June 30, 2026 compared to the prior year primarily reflecting increased personnel costs.

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

Issuer and Guarantor Financial Information

As of June 30, 2026, Piedmont, through its wholly-owned subsidiary Piedmont OP, had five separate issuances totaling approximately $1.7 billion of senior unsecured notes payable outstanding that mature in 2028, 2029, 2030, 2032 and 2033 (see Note 3 to our accompanying consolidated financial statements for additional details regarding each of these issuances) (collectively, the "Notes"). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

All non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments.

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

Combined Balances of Piedmont OP and Piedmont Realty Trust, Inc. as Issuer and Guarantor, respectively	As of June 30, 2026	As of December 31, 2025

Due from non-guarantor subsidiary	$900	$900
Total assets	$252,046	$240,324
Total liabilities	$2,124,324	$2,085,214

		For the Six Months Ended June 30, 2026
Total revenues		$23,583
Net loss		$(58,410)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our CODM, who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of June 30, 2026, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 12 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to NOI.

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Atlanta	$29,720	$29,231	$61,152	$58,042
Dallas	16,164	15,624	29,873	31,532
Orlando	11,740	8,264	23,742	17,476
Northern Virginia/Washington, D.C.	7,937	7,450	15,103	14,692
Minneapolis	5,793	6,137	10,463	12,130
New York	7,463	8,169	15,250	15,734
Boston	6,204	6,786	12,313	13,724
Total reportable segments	85,021	81,661	167,896	163,330
Other	3,116	3,053	6,178	6,201
Total NOI	$88,137	$84,714	$174,074	$169,531

Comparison of the Six Months Ended June 30, 2026 Versus the Six Months Ended June 30, 2025

Atlanta

NOI increased due to new leases commencing and/or current tenants expanding at our 1155 Perimeter Center West and Galleria on the Park projects during the six months ended June 30, 2026 as compared to the same period in the prior year.

Dallas

NOI decreased primarily due to decreased occupancy at our Galleria Towers project, partially offset by several new tenant starts during the six months ended June 30, 2026 as compared to the same period in the prior year.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three and six months ended June 30, 2026 and 2025 are presented below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss applicable to Piedmont (GAAP basis)	$(11,101)	$(16,808)	$(24,021)	$(26,912)
Depreciation of real estate assets	44,477	40,266	88,152	80,779
Amortization of lease-related costs	14,487	14,778	29,750	30,191
Gain on sale of real estate assets	—	(1,224)	—	(2,013)
NAREIT FFO applicable to common stock	47,863	37,012	93,881	82,045
Adjustments:
Loss on early extinguishment of debt	—	7,500	—	8,000
Core FFO applicable to common stock	47,863	44,512	93,881	90,045
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,627	1,574	3,275	3,030
Depreciation of non-real estate assets	349	369	700	738
Straight-line effects of lease revenue	(5,351)	(8,968)	(9,733)	(18,636)
Stock-based compensation adjustments	2,396	2,396	1,657	2,451
Amortization of lease-related intangibles	(1,660)	(1,957)	(3,600)	(4,019)
Non-incremental capital expenditures (1)	(14,234)	(21,685)	(31,348)	(33,879)
AFFO applicable to common stock	$30,990	$16,241	$54,832	$39,730
Weighted-average shares outstanding – diluted (2)	126,914	125,178	126,728	125,126
NAREIT FFO per share (diluted)	$0.38	$0.30	$0.74	$0.66
Core FFO per share (diluted)	$0.38	$0.36	$0.74	$0.72

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three and six months ended June 30, 2026 and 2025, respectively, as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation from net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended June 30, 2026 and 2025, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net loss applicable to Piedmont (GAAP basis)	$(11,101)	$(16,808)	$(11,101)	$(16,808)

Net income applicable to noncontrolling interest	4	2	4	2
Interest expense	31,874	31,954	31,874	31,954
Depreciation	44,825	40,646	44,825	40,646
Amortization	14,487	14,786	14,487	14,786
Gain on sale of real estate assets	—	(1,224)	—	(1,224)

EBITDAre(1)	80,089	69,356	80,089	69,356
Loss on early extinguishment of debt	—	7,500	—	7,500

Core EBITDA(2)	80,089	76,856	80,089	76,856
General & administrative expenses	8,237	7,960	8,237	7,960
Management fee revenue (3)	(108)	(77)	(108)	(77)
Other income	(81)	(25)	(81)	(25)
Straight-line rent effects of lease revenue	(5,351)	(8,971)
Amortization of lease-related intangibles	(1,660)	(1,957)

Property NOI	81,126	73,786	88,137	84,714

Net operating (income)/loss from:
Dispositions (4)	—	(447)	—	(659)
Other investments (5)	(1,117)	92	(1,726)	31

Same Store NOI	$80,009	$73,431	$86,411	$84,086

Change period over period in Same Store NOI	9.0%	N/A	2.8%	N/A

(1)We calculate Earnings Before Interest, Taxes, Depreciation, and Amortization-Real Estate ("EBITDAre") in accordance with the current NAREIT definition. NAREIT currently defines EBITDAre as net income/(loss) (computed in accordance with GAAP) adjusted for gains or losses from sales of property, impairment charges, depreciation on real estate assets, amortization on real estate assets, interest expense and taxes, along with the same adjustments for joint ventures. Some of the adjustments mentioned can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates. EBITDAre is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that EBITDAre is helpful to investors as a supplemental performance measure because it provides a metric for understanding our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization) and capitalization and capital structure expenses (such as interest expense and taxes). We also believe that EBITDAre can help facilitate comparisons of operating performance between periods and with other REITs. However, other REITs may not define EBITDAre in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than us; therefore, our computation of EBITDAre may not be comparable to that of such other REITs.
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
(5)Other investments include active or recently completed out of service redevelopment projects and land. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the six months ended June 30, 2026 and 2025 (in thousands):

	Cash Basis		Accrual Basis
	Six Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net loss applicable to Piedmont (GAAP basis)	$(24,021)	$(26,912)	$(24,021)	$(26,912)

Net income applicable to noncontrolling interest	9	8	9	8
Interest expense	63,803	63,631	63,803	63,631
Depreciation	88,852	81,540	88,852	81,540
Amortization	29,750	30,206	29,750	30,206
Gain on sale of real estate assets	—	(2,013)	—	(2,013)

EBITDAre	158,393	146,460	158,393	146,460
Loss on early extinguishment of debt	—	8,000	—	8,000

Core EBITDA	158,393	154,460	158,393	154,460
General & administrative expenses	16,146	15,523	16,146	15,523
Management fee revenue (3)	(266)	(140)	(266)	(140)
Other income	(199)	(312)	(199)	(312)
Straight-line effects of lease revenue	(9,733)	(18,640)
Amortization of lease-related intangibles	(3,600)	(4,019)

Property NOI	160,741	146,872	174,074	169,531

Net operating income from:
Dispositions	45	(1,670)	45	(1,780)
Other investments	(790)	253	(2,382)	81

Same Store NOI	$159,996	$145,455	$171,737	$167,832

Change period over period in Same Store NOI	10.0%	N/A	2.3%	N/A

Overview

Our portfolio consists of office projects located within identified growth submarkets of large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of June 30, 2026, our average lease was approximately 13,000 square feet with six years of lease term remaining. Leased percentage, as well as rent roll-ups and roll downs which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our in-service portfolio was 88.9% leased as of June 30, 2026, as compared to 89.6% leased as of December 31, 2025. Scheduled lease expirations for the remainder of 2026 represent approximately 8% of our ALR. To the extent that square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of June 30, 2026, two projects, 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they have recently undergone redevelopment to convert from single tenant occupancy to multi-tenant occupancy. Collectively, these out of service projects were approximately 83% leased as of June 30, 2026, with the majority of those leases anticipated to commence by the end of 2026 or early 2027.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which may delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of June 30, 2026, we had approximately 0.9 million square feet of executed leases for vacant space that are yet to commence representing approximately $39 million of future additional annual cash rents, and approximately 1.0 million square feet of executed leases currently under rental abatement, representing approximately $28 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll-downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll-ups and roll-downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended June 30, 2026, we experienced a 14.1% and 32.4% roll-up on a cash and accrual basis respectively, on executed leases related to space vacant one year or less.

During the three months ended June 30, 2026, Same Store NOI increased by 9.0% and 2.8% on a cash and accrual basis, respectively, as rental rates increased and the commencement or burn off of abatements on new leases outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the six months ended June 30, 2026.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency, exchange rates, commodity prices, and equity prices. As of June 30, 2026, our primary market risk is our exposure to interest rate fluctuations in connection with any future borrowings under our $600 Million Unsecured 2022 Line of Credit and $200 million of our $400 Million Unsecured 2026 Term Loan. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the portion of our outstanding debt that is subject to interest rate fluctuations. As such, all of our debt as of June 30, 2026, other than our line of credit facility and a portion of the term loan mentioned above, is currently based on fixed, or effectively fixed, interest rates to hedge against volatility in the credit markets. We may periodically enter into additional interest rate hedging arrangements to manage our interest rate exposure associated with variable-rate borrowings. The timing and amount of any future hedging activity will depend on several factors, including market conditions, our view of interest rate risk, and our overall financing strategy. We do not enter into derivative or interest rate transactions for speculative purposes.

The estimated fair value of our debt was approximately $2.3 billion and $2.3 billion as of June 30, 2026 and December 31, 2025, respectively. Our interest rate swap agreements in place as of June 30, 2026 and December 31, 2025 carried a notional amount totaling $200 million and $325 million, respectively, with a weighted-average fixed interest rate of 4.94% and 5.38%, respectively.

As of June 30, 2026, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaled approximately $2.1 billion and had an average effective interest rate of approximately 5.57% per annum with contractual expirations, not including extension options, ranging from 2028 to 2033. A change in the market interest rate would impact the relative fair value of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of June 30, 2026, no amount was outstanding under our $600 Million Unsecured 2022 Line of Credit which has a stated variable rate of SOFR plus 1.05% per annum (based on our current credit rating as defined in the credit agreement). Additionally, the unhedged portion of our $400 Million Unsecured 2026 Term Loan currently has a stated variable rate of SOFR plus 1.15% per annum (based on our current credit rating as defined in the term loan agreement). These two facilities currently comprise our exposure to increases in interest rates, which would potentially increase our cost of debt. A 1.0% increase in variable interest rates on our existing outstanding borrowings as of June 30, 2026 would increase interest expense approximately $2.0 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the second quarter of 2026.
(b)None.
(c)None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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

3.2	Second Amended and Restated Bylaws of Piedmont (incorporated by reference to Exhibit 3.2 to Piedmont’s Current Report on Form 8-K filed on June 9, 2025).

10.1	Third Amended and Restated Omnibus Incentive Plan (incorporated by reference to Appendix A of Piedmont’s Proxy Statement filed on March 18, 2026).

10.2
Amendment No. 4 to Term Loan Agreement, dated as of May 28, 2026, by and among Piedmont Operating Partnership, LP, Piedmont Realty Trust, Inc., Truist Securities, Inc., JPMorgan Chase Bank, N.A., TD Securities (USA) LLC, BofA Securities, Inc., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, Morgan Stanley Senior Funding, Inc. and U.S. Bank National Association, as Joint Lead Arrangers, Truist Bank, as Administrative Agent, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC, Bank of America, N.A., and Wells Fargo Bank, N.A., as Co-Syndication Agents, and Morgan Stanley Senior Funding, Inc. and U.S. Bank National Association, as Co-Documentation Agents and each lender signatory thereto (incorporated by reference to Exhibit 10.1 to Piedmont's Current Report on Form 8-K filed on May 28, 2026)

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

PIEDMONT REALTY TRUST, INC.
(Registrant)

Dated:	July 28, 2026	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)