Form 10-Q
period 2026-09-30
Piedmont Realty Trust, Inc.
filed 2026-10-26
CIK 1042776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒
Number of shares outstanding of the Registrant’s
common stock, as of October 23, 2026:
123,824,675 shares

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
•The illiquidity of real estate investments, including economic changes, such as interest rate increases, costs of construction, improvements and redevelopments, and available financing, which could impact the number of buyers/sellers of our target properties, and regulatory restrictions to which real estate investment trusts ("REITs") are subject and the resulting impediment on our ability to quickly respond to adverse changes in the performance of our properties;
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

•A downgrade in our credit ratings, the credit ratings of Piedmont Operating Partnership, LP ("Piedmont OP") or the credit ratings of our or Piedmont OP's unsecured debt securities, which could, among other effects, trigger an increase in the stated rate of one or more of our unsecured debt instruments;
•The effect of future offerings of debt or equity securities on the value of our common stock;
•Additional risks and costs associated with adverse U.S. and global economic conditions, inflation and potential increases in the rate of inflation, including the impact of a possible recession, uncertainty and volatility in financial markets, and any changes in governmental rules, regulations, and fiscal policies;
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
The accompanying financial statements should be read in conjunction with the notes to Piedmont’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Piedmont’s Annual Report on Form 10-K for the year ended December 31, 2025. Piedmont’s results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year.

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$552,482	$540,584
Buildings and improvements, less accumulated depreciation of $1,356,637 and $1,250,436 as of September 30, 2026 and December 31, 2025, respectively	2,745,272	2,720,420
Intangible lease assets, less accumulated amortization of $68,465 and $73,824 as of September 30, 2026 and December 31, 2025, respectively	46,761	44,371
Construction in progress	50,991	44,358
Real estate assets held for sale, net	66,503	71,976
Total real estate assets	3,462,009	3,421,709
Cash and cash equivalents	3,903	731
Tenant receivables	10,207	6,155
Straight-line rent receivables	214,444	203,382
Restricted cash and escrows	2,577	3,060
Prepaid expenses and other assets	24,475	20,857
Goodwill	53,491	53,491
Interest rate swaps	2,561	—
Deferred lease costs, less accumulated amortization of $228,978 and $206,101 as of September 30, 2026 and December 31, 2025, respectively	302,801	305,948
Other assets held for sale, net	15,145	16,021
Total assets	$4,091,613	$4,031,354
Liabilities:
Unsecured debt, net of unamortized discount and debt issuance costs of $27,182 and $23,368 as of September 30, 2026 and December 31, 2025, respectively	$2,154,818	$2,035,890
Secured debt	186,023	188,822
Accounts payable, accrued expenses and accrued capital expenditures	165,337	172,880
Deferred income	114,518	111,227
Intangible lease liabilities, less accumulated amortization of $31,434 and $35,036 as of September 30, 2026 and December 31, 2025, respectively	21,653	24,824
Interest rate swaps	—	111
Other liabilities held for sale	832	897
Total liabilities	2,643,181	2,534,651
Commitments and Contingencies (Note 8)	—	—
Stockholders’ Equity:
Shares-in-trust, 150,000,000 shares authorized; none outstanding as of September 30, 2026 or December 31, 2025	—	—
Preferred stock, no par value, 100,000,000 shares authorized; none outstanding as of September 30, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value, 750,000,000 shares authorized; 123,813,969 and 124,519,278 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,238	1,245
Additional paid-in capital	3,722,950	3,730,273
Cumulative distributions in excess of earnings	(2,272,393)	(2,227,350)
Accumulated other comprehensive loss	(4,852)	(8,967)
Piedmont stockholders’ equity	1,446,943	1,495,201
Noncontrolling interest	1,489	1,502
Total stockholders’ equity	1,448,432	1,496,703
Total liabilities and stockholders’ equity	$4,091,613	$4,031,354
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental and tenant reimbursement revenue	$144,164	$133,030	$417,870	$403,048
Property management fee revenue	167	115	433	277
Other property related income	6,905	6,018	20,350	18,816
	151,236	139,163	438,653	422,141
Expenses:
Property operating costs	60,029	55,890	173,321	169,414
Depreciation	46,123	42,127	134,975	123,666
Amortization	14,045	15,188	43,795	45,394
General and administrative	9,057	7,607	25,203	23,130
	129,254	120,812	377,294	361,604
Other income (expense):
Interest expense	(32,026)	(31,968)	(95,829)	(95,599)
Other income	378	160	792	688
Loss on early extinguishment of debt	(20,236)	—	(20,236)	(8,000)
Gain on sale of real estate assets	8,878	—	8,878	2,013
	(43,006)	(31,808)	(106,395)	(100,898)
Net loss	(21,024)	(13,457)	(45,036)	(40,361)
Net loss/(income) applicable to noncontrolling interest	2	(5)	(7)	(13)
Net loss applicable to Piedmont	$(21,022)	$(13,462)	$(45,043)	$(40,374)
Per share information – basic and diluted:
Net loss applicable to common stockholders	$(0.17)	$(0.11)	$(0.36)	$(0.32)
Weighted-average common shares outstanding – basic and diluted	124,948,197	124,502,203	124,945,785	124,407,265
See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025

Net loss applicable to Piedmont		$(21,022)		$(13,462)		$(45,043)		$(40,374)
Other comprehensive income:
Effective portion of gain on derivative instruments that are designated and qualify as cash flow hedges (See Note 5)	1,960		90		2,458		269
Add: Reclassification of net loss included in net loss (See Note 5)	556		266		1,657		337
Other comprehensive income		2,516		356		4,115		606
Comprehensive loss applicable to Piedmont		$(18,506)		$(13,106)		$(40,928)		$(39,768)

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2026	125,133	$1,251	$3,730,985	$(2,251,371)	$(7,368)	$1,497	$1,474,994
Shares issued under ATM program	4,116	41	39,966	—	—	—	40,007
Share repurchases	(5,435)	(54)	(49,946)	—	—	—	(50,000)
Costs of issuance of common stock	—	—	(533)	—	—	—	(533)
Dividends to stockholders of subsidiaries	—	—	—	—	—	(6)	(6)
Shares issued and amortized pursuant to equity incentive plan, net of tax	—	—	2,478	—	—	—	2,478
Net loss applicable to noncontrolling interest	—	—	—	—	—	(2)	(2)
Net loss applicable to Piedmont	—	—	—	(21,022)	—	—	(21,022)
Other comprehensive income	—	—	—	—	2,516	—	2,516
Balance, September 30, 2026	123,814	$1,238	$3,722,950	$(2,272,393)	$(4,852)	$1,489	$1,448,432

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	124,492	$1,245	$3,725,769	$(2,170,642)	$(9,873)	$1,511	$1,548,010
Costs of issuance of common stock	—	—	(357)	—	—	—	(357)
Dividends to stockholders of subsidiaries	—	—	—	—	—	(7)	(7)
Shares issued and amortized pursuant to equity incentive plan, net of tax	12	—	2,502	—	—	—	2,502
Net income applicable to noncontrolling interest	—	—	—	—	—	5	5
Net loss applicable to Piedmont	—	—	—	(13,462)	—	—	(13,462)
Other comprehensive income	—	—	—	—	356	—	356
Balance, September 30, 2025	124,504	$1,245	$3,727,914	$(2,184,104)	$(9,517)	$1,509	$1,537,047

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	124,519	$1,245	$3,730,273	$(2,227,350)	$(8,967)	$1,502	$1,496,703
Shares issued under ATM program	4,116	41	39,966	—	—	—	40,007
Share repurchases	(5,435)	(54)	(49,946)	—	—	—	(50,000)
Costs of issuance of common stock	—	—	(875)	—	—	—	(875)
Dividends to stockholders of subsidiaries	—	—	(123)	—	—	(20)	(143)
Shares issued and amortized pursuant to equity incentive plan, net of tax	614	6	3,655	—	—	—	3,661
Net income applicable to noncontrolling interest	—	—	—	—	—	7	7
Net loss applicable to Piedmont	—	—	—	(45,043)	—	—	(45,043)
Other comprehensive income	—	—	—	—	4,115	—	4,115
Balance, September 30, 2026	123,814	$1,238	$3,722,950	$(2,272,393)	$(4,852)	$1,489	$1,448,432

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income/(Loss)	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	124,083	$1,241	$3,723,680	$(2,128,194)	$(10,123)	$1,523	$1,588,127
Costs of issuance of common stock	—	—	(526)	—	—	—	(526)
Dividends to common stockholders ($0.125 per share) and stockholders of subsidiaries	—	—	—	(15,536)	—	(27)	(15,563)
Shares issued and amortized pursuant to equity incentive plan, net of tax	421	4	4,760	—	—	—	4,764
Net income applicable to noncontrolling interest	—	—	—	—	—	13	13
Net loss applicable to Piedmont	—	—	—	(40,374)	—	—	(40,374)
Other comprehensive income	—	—	—	—	606	—	606
Balance, September 30, 2025	124,504	$1,245	$3,727,914	$(2,184,104)	$(9,517)	$1,509	$1,537,047

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(45,036)	$(40,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	134,975	123,666
Amortization of debt issuance costs inclusive of settled interest rate swaps	6,322	6,034
Other amortization	45,802	42,661
Loss on early extinguishment of debt	20,236	8,000
Stock compensation expense	7,163	7,229
Gain on sale of real estate assets	(8,878)	(2,013)
Changes in assets and liabilities:
Increase in tenant and straight-line rent receivables	(19,871)	(20,437)
Increase in prepaid expenses and other assets	(4,472)	(3,068)
Decrease in accounts payable and accrued expenses	(5,419)	(17,916)
Decrease in deferred income	(13,945)	(14,167)
Net cash provided by operating activities	116,877	89,628
Cash Flows from Investing Activities:
Acquisition of real estate assets and intangibles	(52,760)	—
Capitalized expenditures	(118,008)	(115,813)
Sales proceeds from wholly-owned properties and land parcel	11,759	31,351
Deferred lease costs paid	(32,775)	(35,723)
Net cash used in investing activities	(191,784)	(120,185)
Cash Flows from Financing Activities:
Debt issuance and other costs paid	(358)	(376)
Proceeds from debt	670,250	553,087
Repayments of debt	(559,057)	(587,227)
Premiums paid to repurchase senior notes	(19,199)	(7,098)
Shares issued under ATM program	40,007	—
Costs of issuance of common stock	(875)	(441)
Value of shares withheld for payment of taxes related to employee stock compensation	(3,029)	(2,274)
Share repurchases	(50,000)	—
Dividends paid	(143)	(30,861)
Net cash provided by/(used in) financing activities	77,596	(75,190)
Net increase/(decrease) in cash, cash equivalents, and restricted cash and escrows	2,689	(105,747)
Cash, cash equivalents, and restricted cash and escrows, beginning of period	3,791	113,882
Cash, cash equivalents, and restricted cash and escrows, end of period	$6,480	$8,135

See accompanying notes

PIEDMONT REALTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

1.    Organization
Piedmont Realty Trust, Inc. (“Piedmont”) (NYSE: PDM) is a Maryland corporation that operates in a manner so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and engages in the ownership, management, development, redevelopment, and operation of high-quality, Class A office properties located primarily in major U.S. Sunbelt markets. Piedmont was incorporated in 1997 and commenced operations in 1998. Piedmont conducts business through its wholly-owned subsidiary, Piedmont Operating Partnership, LP (“Piedmont OP”), a Delaware limited partnership. Piedmont OP owns properties directly, through wholly-owned subsidiaries, and through various joint ventures which it controls. References to Piedmont herein shall include Piedmont and all of its subsidiaries, including Piedmont OP and its subsidiaries and joint ventures.

As of September 30, 2026, Piedmont owned and operated a portfolio comprised of 30 in-service projects and two redevelopment projects. The in-service office projects total approximately 15.3 million square feet (unaudited) of primarily Class A office space and were 87.7% leased as of September 30, 2026.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. The most significant of these estimates include the underlying cash flows and holding periods used in assessing impairment, judgments regarding the recoverability of goodwill, and the assessment of the collectability of receivables. While Piedmont has made what it believes to be appropriate accounting estimates based on the facts and circumstances available as of the reporting date, actual results could differ materially from those estimates.

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

Operating Leases

Piedmont recognized the following fixed and variable lease payments, which together comprised rental and tenant reimbursement revenue in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed payments	$118,956	$110,748	$347,724	$333,654
Variable payments	25,208	22,282	70,146	69,394
Total Rental and Tenant Reimbursement Revenue	$144,164	$133,030	$417,870	$403,048

Equity Securities Issued At-The-Market

Pursuant to Piedmont's established at-the-market program (the "ATM program"), Piedmont may offer and sell from time to time shares of its common stock with an aggregate gross sales price of up to $250 million through sales agents. Under the ATM program, Piedmont may enter into forward equity sale agreements. During the three months ended September 30, 2026, Piedmont sold approximately 4.1 million shares at a weighted-average price per share of $9.72 through forward equity sales agreements, which shares were settled during the quarter, raising approximately $39.6 million in net proceeds. As of September 30, 2026, Piedmont had approximately $210 million available under its ATM program.

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

3.    Acquisition

During the three months ended September 30, 2026, Piedmont acquired 100% of the ownership interest in 4075 Wilson Boulevard in the Ballston submarket of Arlington, Virginia, consisting of 186,476 square feet and approximately 83% leased. The net purchase price of $52.0 million was primarily funded using proceeds from the $600 Million Unsecured 2022 Line of Credit and cash on hand.

The purchase price of 4075 Wilson Boulevard, inclusive of approximately $0.8 million of closing costs, was allocated as follows:

4075 Wilson Boulevard
Land	$11,899
Building and improvements	22,538
Intangible lease assets (1)	12,589
Lease acquisition costs, net of tenant credits received from seller (1)	(3,755)
Intangible lease origination costs (1)	11,425
Intangible lease liabilities (1)	(1,936)
Total allocated purchase price	$52,760

(1)Amortization of in-place lease intangibles and lease acquisition costs are recognized using the straight-line method over approximately 5.5 years, the average remaining life of in-place leases.

4.    Debt

During the three months ended September 30, 2026, Piedmont OP issued $230.0 million principal amount of its 2.875% exchangeable senior notes (the “Exchangeable Senior Notes”), including $30.0 million of notes issued pursuant to an option granted to the initial purchasers and exercised in full, pursuant to an indenture, dated September 17, 2026 (the “Indenture”). The Exchangeable Senior Notes are fully and unconditionally guaranteed by Piedmont. Interest on the Exchangeable Senior Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2027. The Exchangeable Senior Notes are scheduled to mature on February 1, 2031, unless earlier repurchased, redeemed, or exchanged, and bear interest at a rate of 2.875% per annum.

Before November 1, 2030, noteholders will have the right to exchange their Exchangeable Senior Notes only upon the occurrence of certain events. On and after November 1, 2030, noteholders may exchange their Exchangeable Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The initial exchange rate is 79.0514 shares of Piedmont's common stock per $1,000 principal amount of Exchangeable Senior Notes, which represents an initial exchange price of approximately $12.65 per share of Piedmont’s common stock (representing a 37.5% premium to the $9.20 closing price on September 14, 2026). The exchange rate and the exchange price will be subject to customary adjustments upon the occurrence of certain events. The Exchangeable Senior Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Senior Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of Piedmont OP.

The Exchangeable Senior Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at Piedmont OP’s option at any time, and from time to time, on or after August 6, 2029, and on or before the 60th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of Piedmont’s common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions are satisfied. In addition, the Exchangeable Senior Notes will be redeemable, in whole or in part (subject to certain limitations), at Piedmont OP’s option at any time to the extent necessary to preserve Piedmont’s status as a real estate investment trust for U.S. federal income tax purposes or if less than 10% of the Exchangeable Senior Notes are outstanding, in each case, so long as certain liquidity conditions are satisfied. However, Piedmont OP may not redeem less than all of the outstanding Exchangeable Senior Notes in either case unless at least $100.0 million aggregate principal amount of the Exchangeable Senior Notes are outstanding and not called for redemption as of the time Piedmont OP sends the related redemption notice. The redemption price will be equal to the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In the event of a fundamental change (as defined in the Indenture), noteholders may require Piedmont OP to repurchase the Exchangeable Senior Notes at a cash repurchase price equal to the principal amount of the Exchangeable Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

The Exchangeable Senior Notes are carried at amortized cost. Debt issuance costs of approximately $6.4 million, which include initial purchaser discounts and offering expenses, are presented as a direct deduction from the carrying amount of the Exchangeable Senior Notes and are amortized to interest expense over the contractual term of the Exchangeable Senior Notes using the straight-line method which approximates the effective interest method.

Piedmont OP used a portion of the net proceeds from the offering to repurchase approximately 5.4 million shares of Piedmont's common stock in privately negotiated transactions (at a price of $9.20 per share) for a total purchase price of approximately $50 million. Piedmont used the remainder of the net proceeds, together with the net proceeds from the settlement of certain forward sale transactions entered into under Piedmont’s ATM program, cash on hand and borrowings under its $600 Million Unsecured 2022 Line of Credit, to redeem all of its then outstanding $600 Million Unsecured Senior Notes due 2028, which resulted in the recognition of an approximately $20.2 million loss on early extinguishment of debt.

During the nine months ended September 30, 2026, Piedmont amended the $325 million Unsecured 2024 Term Loan (as amended, the "$400 Million Unsecured 2026 Term Loan") to, among other things, increase the principal amount from $325 million to $400 million and extend the maturity date to May 28, 2031. Subject to certain conditions, Piedmont may prepay the loans outstanding under the $400 Million Unsecured 2026 Term Loan, in whole or in part, at any time without premium or penalty. Additionally, the terms of the amendment provide for the use of an increase or decrease to Piedmont’s debt rating and Total Leverage Ratio (as defined in the term loan agreement) as the basis for determining the applicable interest rate, ranging from 0.75% to 1.55%. The net proceeds from the $400 Million Unsecured 2026 Term Loan were used to repay the outstanding balance under Piedmont's $600 Million Unsecured 2022 Line of Credit, with the remainder used for general corporate purposes.

The following table summarizes the terms of Piedmont’s consolidated indebtedness outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

Facility (1)	Stated Rate		Effective Rate (2)		Maturity		Amount Outstanding as of
							September 30, 2026	December 31, 2025
Secured (Fixed)
$197 Million Fixed Rate Mortgage	4.10%		4.10%		10/1/2028		$186,023	$188,822

Unsecured (Variable and Fixed)
$600 Million Unsecured 2022 Line of Credit	SOFR + 1.05%	(3)	4.95%	(4)	6/30/2028	(5)	152,000	47,000
$400 Million Unsecured 2026 Term Loan	SOFR + 1.15%	(3)	4.98%	(6)	5/28/2031		400,000	325,000
$600 Million Unsecured Senior Notes due 2028	9.25%		9.25%		7/20/2028		—	287,258
$400 Million Unsecured Senior Notes due 2029	6.88%		7.11%		7/15/2029		400,000	400,000
$300 Million Unsecured Senior Notes due 2030	3.15%		3.90%		8/15/2030		300,000	300,000
$230 Million Exchangeable Senior Notes due 2031	2.88%		2.88%		2/1/2031		230,000	—
$300 Million Unsecured Senior Notes due 2032	2.75%		2.78%		4/1/2032		300,000	300,000
$400 Million Unsecured Senior Notes due 2033	5.63%		5.73%		1/15/2033		400,000	400,000
Unamortized discounts and debt issuance costs							(27,182)	(23,368)
Subtotal/Weighted Average			4.83%				$2,154,818	$2,035,890
Total/Weighted Average			4.78%				$2,340,841	$2,224,712

(1)All of Piedmont’s outstanding debt as of September 30, 2026 is unsecured and interest-only until maturity, except for the $197 Million Fixed Rate Mortgage, which is secured by 1180 Peachtree Street.
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
(6)The facility has a stated variable rate; however, Piedmont has entered into interest rate swap agreements which effectively fix, subject to changes to Piedmont's credit rating (as defined in the term loan agreement), $200 million of the principal balance at a 4.94% interest rate through June 1, 2028. The rate presented is the weighted-average rate for the effectively fixed and variable portions of the debt outstanding as of September 30, 2026 (see Note 5).

Piedmont made interest payments on all debt facilities, including interest rate swap cash settlements, of approximately $58.5 million and $52.2 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $109.0 million and $121.1 million for the nine months ended September 30, 2026 and 2025, respectively. Also, Piedmont capitalized interest of approximately $0.8 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, Piedmont believes it was in compliance with all financial covenants associated with its debt instruments.

See Note 6 for a description of Piedmont’s estimated fair value of debt as of September 30, 2026.

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

During the nine months ended September 30, 2026, Piedmont entered into three interest rate swap agreements in conjunction with the recast and upsize of the $400 Million Unsecured 2026 Term Loan (see Note 4 above) to hedge $200 million of the principal balance through June 1, 2028. Piedmont's interest rate swap agreements are designated as effective cash flow hedges and are indexed to SOFR. As of September 30, 2026, the maximum length of time over which Piedmont is hedging its exposure to the variability in future cash flows for forecasted transactions is 20 months.

A detail of Piedmont’s interest rate derivatives outstanding as of September 30, 2026 is as follows:

Interest Rate Derivatives:	Number of Swap Agreements	Associated Debt Instrument	Notional Amount (in millions)	Effective Date	Maturity Date
Interest rate swaps	3	$400 Million Unsecured 2026 Term Loan	$200	6/1/2026	6/1/2028

Piedmont presents its interest rate derivatives on its consolidated balance sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of Piedmont’s interest rate derivatives on a gross and net basis as of September 30, 2026 and December 31, 2025, respectively, is as follows (in thousands):

Interest rate swaps classified as:	September 30, 2026	December 31, 2025
Gross derivative assets	$2,561	$—
Gross derivative liabilities	—	(111)
Net derivative asset/(liability)	$2,561	$(111)

The gain/(loss) on Piedmont's interest rate derivatives, including previously settled forward swaps, that was recorded in OCI and the accompanying consolidated statements of operations as a component of interest expense for the three and nine months ended September 30, 2026 and 2025, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Interest Rate Swaps in Cash Flow Hedging Relationships	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amount of gain recognized in OCI	$1,960	$90	$2,458	$269
Amount of previously recorded loss reclassified from OCI into interest expense	$(556)	$(266)	$(1,657)	$(337)

Total amount of interest expense presented in the consolidated statements of operations	$(32,026)	$(31,968)	$(95,829)	$(95,599)
Total amount of loss on early extinguishment of debt presented in the consolidated statements of operations	$(20,236)	$—	$(20,236)	$(8,000)

Piedmont estimates that approximately $0.7 million will be reclassified from OCI as an increase to interest expense over the next twelve months. Additionally, see Note 6 for fair value disclosures of Piedmont's derivative instruments.

Credit-risk-related Contingent Features

Piedmont has agreements with its derivative counterparties that contain a provision whereby if Piedmont defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Piedmont could also be declared in default on its derivative obligations. If Piedmont were to breach any of the contractual provisions of the derivative contracts, it could be required to settle its liability obligations under the agreements at their termination value of the estimated fair values plus accrued interest. However, as of September 30, 2026, all of Piedmont's net interest rate swap agreements are in an asset position. Additionally, Piedmont has rights of set-off under certain of its derivative agreements related to potential termination fees and amounts payable under the agreements, if a termination were to occur.

6.    Fair Value Measurement of Financial Instruments
Piedmont considers its cash and cash equivalents, tenant receivables, restricted cash and escrows, accounts payable and accrued expenses, interest rate swap agreements, and debt to meet the definition of financial instruments. The following table sets forth the carrying and estimated fair value for each of Piedmont’s financial instruments, as well as its level within the GAAP fair value hierarchy, as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026			December 31, 2025
Financial Instrument	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Level Within Fair Value Hierarchy
Assets:
Cash and cash equivalents (1)	$3,903	$3,903	Level 1	$731	$731	Level 1
Tenant receivables, net (1)	$10,207	$10,207	Level 1	$6,155	$6,155	Level 1
Restricted cash and escrows (1)	$2,577	$2,577	Level 1	$3,060	$3,060	Level 1
Interest rate swaps	$2,561	$2,561	Level 2	$—	$—	Level 2
Liabilities:
Accounts payable and accrued expenses (1)	$21,143	$21,143	Level 1	$26,692	$26,692	Level 1
Interest rate swaps	$—	$—	Level 2	$111	$111	Level 2
Debt, net	$2,340,841	$2,272,174	Level 2	$2,224,712	$2,262,389	Level 2

(1)For the periods presented, the carrying value of these financial instruments approximates estimated fair value due to their short-term maturity.

Piedmont's debt was carried at book value as of September 30, 2026 and December 31, 2025; however, Piedmont's estimate of its fair value is disclosed in the table above. Piedmont uses widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the debt facilities, including the period to maturity of each instrument, and uses observable market-based inputs for similar debt facilities which have transacted recently in the market. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). Scaling adjustments are made to these inputs to make them applicable to the remaining life of Piedmont's outstanding debt. Piedmont has not changed its valuation technique for estimating the fair value of its debt.

Piedmont’s interest rate swap agreements presented above, and as further discussed in Note 5, are classified as “Interest rate swaps” in the accompanying consolidated balance sheets and were carried at estimated fair value as of September 30, 2026 and December 31, 2025. The valuation of these derivative instruments was determined using widely accepted valuation techniques including discounted cash flow analysis based on the contractual terms of the derivatives, including the period to maturity of each instrument, and uses observable market-based inputs, including interest rate curves and implied volatilities. Therefore, the estimated fair values determined are considered to be based on significant other observable inputs (Level 2). In addition, Piedmont considered both its own and the respective counterparties’ risk of nonperformance in determining the estimated fair value of its derivative financial instruments by estimating the current and potential future exposure under the derivative financial instruments as of the valuation date. The credit risk of Piedmont and its counterparties was factored into the calculation of the estimated fair value of the interest rate swaps; however, as of September 30, 2026 and December 31, 2025, this credit valuation adjustment did not comprise a material portion of the estimated fair value. Therefore, Piedmont believes that any unobservable inputs used to determine the estimated fair values of its derivative financial instruments are not significant to the fair value measurements in their entirety, and does not consider any of its derivatives to be Level 3 financial instruments.

7.    Goodwill

The carrying amount of Piedmont’s goodwill allocated to each of its reportable segments in total and net of accumulated impairment charges, as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Atlanta	Dallas	Orlando	Northern Virginia/ Washington, D.C.	Minneapolis	New York	Boston	Total
Balance as of December 31, 2025:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

2026 impairment charges	—	—	—	—	—	—	—	—

Balance as of September 30, 2026:
Goodwill	$18,563	$18,525	$10,818	$15,981	$10,957	$10,585	$13,489	$98,918
Accumulated impairment charges	—	—	—	(15,981)	(10,957)	(5,000)	(13,489)	(45,427)
	$18,563	$18,525	$10,818	$—	$—	$5,585	$—	$53,491

8.    Commitments and Contingencies

Commitments Under Existing Lease Agreements

As a recurring part of its business, Piedmont is typically required under its executed lease agreements to fund tenant improvements, leasing commissions, and building improvements. In addition, certain agreements contain provisions that require Piedmont to issue corporate or property guarantees to provide funding for capital improvements or other financial obligations. As of September 30, 2026, Piedmont had no individually significant tenant allowance commitment greater than $10 million. These commitments will be capitalized as the related expenditures are incurred.

Contingencies Related to Tenant Audits/Disputes

Certain lease agreements include provisions that grant tenants the right to engage independent auditors to audit their annual operating expense reconciliations. Such audits may result in different interpretations of language in the lease agreements from that made by Piedmont, which could result in requests for refunds of previously recognized tenant reimbursement revenues, resulting in financial loss to Piedmont. There were no such reductions during the three and nine months ended September 30, 2026 or 2025.

9.    Property Dispositions and Assets Held for Sale

The following properties and land parcel were sold during the nine months ended September 30, 2026 and 2025 (in thousands):

Properties Sold	Location / Reportable Segment	Date of Sale	Gain on Sale of Real Estate Assets	Net Sales Proceeds
161 Corporate Center	Irving, Texas / Dallas	February 18, 2025	$108	$4,980
80 and 90 Central	Boxborough, Massachusetts / Boston	May 30, 2025	$1,224	$25,690
Royal Lane land parcel	Irving, Texas / Dallas	August 27, 2026	$8,878	$11,759

Additionally, during the nine months ended September 30, 2025, Piedmont recognized a gain on sale of real estate assets of $0.7 million related to the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

As of September 30, 2026, Piedmont was under a binding contract to sell the Enclave Place project in Houston, Texas for approximately $81.8 million, which is in excess of net book value. Consequently, the project, which is assigned to the Other geographic reportable segment, met the criteria for held for sale classification as of September 30, 2026 and the assets are presented as held for sale as of both September 30, 2026 and December 31, 2025 for comparability in the accompanying consolidated balance sheets. Additionally, the Royal Lane land parcel was sold in August 2026. The assets of this land parcel remain presented as held for sale as of December 31, 2025. Details of amounts held for sale are presented below (in thousands):

	September 30, 2026	December 31, 2025
Real estate assets held for sale, net:
Land	$1,890	$4,518
Building and improvements, less accumulated depreciation of $30,800 and $28,164 as of September 30, 2026 and December 31, 2025, respectively	64,613	67,249
Construction in progress	—	209
Total real estate assets held for sale, net	$66,503	$71,976

Other assets held for sale, net:
Straight-line rent receivables	$10,398	$10,903
Deferred lease costs, less accumulated amortization of $3,426 and $3,054 as of September 30, 2026 and December 31, 2025, respectively	4,747	5,118
Total other assets held for sale, net	$15,145	$16,021

Other liabilities held for sale:
Deferred income	$832	$897

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

A roll forward of Piedmont's equity-based award activity for the nine months ended September 30, 2026 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested and Potential Stock Awards as of December 31, 2025	3,953,854	$9.13
Deferred Stock Awards Granted	571,098	$8.19
Performance Stock Awards Granted	528,963	$10.19
Change in Estimated Potential Share Awards based on TSR Performance	151,277	$9.06
Performance Stock Awards Vested	(471,324)	$12.37
Deferred Stock Awards Vested	(509,220)	$8.16
Unvested and Potential Stock Awards as of September 30, 2026	4,224,648	$8.91

The following table provides additional information regarding stock award activity during the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-Average Grant Date Fair Value per share of Deferred Stock Granted During the Period	$—	$—	$8.19	$8.15
Total Grant Date Fair Value of Deferred Stock Vested During the Period	$—	$126	$4,158	$3,954

A detail of Piedmont’s outstanding stock awards and programs as of September 30, 2026 is as follows:

Date of grant	Type of Award	Net Shares Granted (1)	Grant Date Fair Value	Vesting Schedule	Unvested Shares
February 23, 2023	Deferred Stock Award	284,234	$9.47	Of the shares granted, 25% will vest on February 23, 2024, 2025, 2026, and 2027, respectively.	80,729

February 20, 2024	2024-2026 Performance Share Program	—	$7.64	Shares awarded, if any, will vest immediately upon determination of award in 2027.	1,035,878	(2)

February 20, 2024	Deferred Stock Award	419,055	$6.55	Of the shares granted, 25% will vest on February 20, 2025, 2026, 2027, and 2028, respectively.	234,267

October 1, 2024	Deferred Stock Award	60,606	$9.90	Of the shares granted, 25% will vest on October 1, 2025, 2026, 2027, and 2028, respectively.	45,455

October 28, 2024	Deferred Stock Award	322,101	$10.09	Of the shares granted, 100% will vest on October 28, 2029.	322,101

February 3, 2025	Deferred Stock Award	389,110	$8.52	Of the shares granted, 25% will vest on February 3, 2026, 2027, 2028, and 2029, respectively.	317,327

February 3, 2025	2025-2027 Performance Share Program	—	$10.05	Shares awarded, if any, will vest immediately upon determination of award in 2028.	1,007,634	(2)

February 17, 2026	Deferred Stock Award	468,034	$8.20	Of the shares granted, 25% will vest on February 17, 2027, 2028, 2029, and 2030, respectively.	468,034

February 17, 2026	2026-2028 Performance Share Program	—	$10.19	Shares awarded, if any, will vest immediately upon determination of award in 2029.	610,159	(2)

May 12, 2026	Deferred Stock Award-Board of Directors	103,064	$8.15	Of the shares granted, 100% will vest on the earlier of the 2027 Annual Meeting or May 12, 2027.	103,064
Total					4,224,648

(1)Amounts reflect the total original grant to employees and independent directors, net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations through September 30, 2026.
(2)Estimated based on Piedmont's cumulative TSR for the respective performance period through September 30, 2026. Share estimates are subject to change in future periods based upon Piedmont's relative TSR performance compared to its peer group of office REITs.

During the three months ended September 30, 2026 and 2025, Piedmont recognized approximately $2.5 million and $2.6 million, respectively, of compensation expense related to the amortization of unvested and potential stock awards. During each of the nine months ended September 30, 2026 and 2025, Piedmont recognized approximately $7.2 million of compensation expense related to the amortization of unvested and potential stock awards. During the nine months ended September 30, 2026, 613,547 shares (net of shares surrendered upon vesting to satisfy required minimum tax withholding obligations) were issued to employees and independent directors. As of September 30, 2026, approximately $16.4 million of unrecognized compensation cost related to unvested and potential stock awards remained, which Piedmont will record in its consolidated statements of operations over a weighted-average vesting period of approximately one year.

11.    Supplemental Disclosures for the Statement of Consolidated Cash Flows

Certain non-cash investing and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands) are outlined below:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Tenant improvements funded by tenants	$17,171	$18,552
Changes in accrued capital expenditures and deferred lease costs (1)	$27,202	$28,790
Change in accrued dividends	$—	$(15,298)
Change in accrued deferred financing costs	$(622)	$—
Accrued stock issuance costs	$—	$(85)

(1)Accrued capital expenditures and deferred lease costs included in accounts payable, accrued expenses, and accrued capital expenditures as of September 30, 2026 and 2025 were approximately $37.0 million, and $32.9 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, to the consolidated balance sheets for the respective period (in thousands):

	2026	2025
Cash and cash equivalents, beginning of period	$731	$109,637
Restricted cash and escrows, beginning of period	3,060	4,245
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, beginning of period	$3,791	$113,882

Cash and cash equivalents, end of period	$3,903	$2,990
Restricted cash and escrows, end of period	2,577	5,145
Total cash, cash equivalents, and restricted cash and escrows as presented in the accompanying consolidated statement of cash flows, end of period	$6,480	$8,135

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

12.    Earnings Per Share

Piedmont has unvested deferred stock awards and outstanding exchangeable notes that could result in the issuance of common shares in future periods. Because Piedmont reported a net loss for all periods presented, the effects of these instruments were excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive.

13.    Segment Information

Piedmont's President and Chief Executive Officer has been identified as Piedmont's chief operating decision maker (the "CODM"), as defined by GAAP. The CODM evaluates Piedmont's portfolio and assesses the ongoing operations and performance of its projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These seven operating segments are also Piedmont’s reportable segments. As of September 30, 2026, Piedmont also owned two projects in Houston that do not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance. Further, Piedmont does not maintain a significant presence nor anticipate further investment in this market. These two projects are the primary contributors to accrual-based net operating income ("NOI") included in "Other" below. During the periods presented, there have been no material inter-segment transactions. The accounting policies of the reportable segments are the same as Piedmont's accounting policies.

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

The following table presents accrual-based revenues, expenses, and other segment items included in NOI by geographic reportable segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$46,761	$16,438	$519	$30,842
Dallas	28,402	12,186	117	16,333
Orlando	18,928	7,069	52	11,911
Northern Virginia/Washington, D.C.	14,227	6,234	165	8,158
New York	16,280	6,731	19	9,568
Minneapolis	11,972	6,477	216	5,711
Boston	9,654	3,420	12	6,246
Total reportable segments	146,224	58,555	1,100	88,769
Other	5,012	1,474	(1,159)	2,379
Totals	$151,236	$60,029	$(59)	$91,148

	Three Months Ended September 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$44,979	$16,437	$493	$29,035
Dallas	24,951	9,443	112	15,620
Orlando	15,831	6,671	50	9,210
Northern Virginia/Washington, D.C.	12,538	6,024	165	6,679
New York	14,605	6,801	21	7,825
Minneapolis	11,626	5,829	168	5,965
Boston	9,527	3,624	11	5,914
Total reportable segments	134,057	54,829	1,020	80,248
Other	5,106	1,061	(1,026)	3,019
Totals	$139,163	$55,890	$(6)	$83,267

The following table presents accrual-based revenues, property operating costs, and other segment items included in NOI by geographic reportable segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30, 2026
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$138,067	$47,623	$1,549	$91,993
Dallas	80,516	34,660	350	46,206
Orlando	56,180	20,682	155	35,653
Northern Virginia/Washington, D.C.	40,793	18,028	496	23,261
New York	44,916	20,158	61	24,819
Minneapolis	33,836	18,274	612	16,174
Boston	29,231	10,706	34	18,559
Total reportable segments	423,539	170,131	3,257	256,665
Other	15,114	3,190	(3,366)	8,558
Totals	$438,653	$173,321	$(109)	$265,223

	Nine Months Ended September 30, 2025
	Total Revenues	Property Operating Costs	Other Segment Items	NOI
Atlanta	$134,259	$48,645	$1,463	$87,077
Dallas	78,223	31,402	331	47,152
Orlando	46,563	20,026	149	26,686
Northern Virginia/Washington, D.C.	38,807	17,931	495	21,371
New York	43,817	20,319	61	23,559
Minneapolis	33,832	16,229	492	18,095
Boston	31,644	12,041	35	19,638
Total reportable segments	407,145	166,593	3,026	243,578
Other	14,996	2,821	(2,955)	9,220
Totals	$422,141	$169,414	$71	$252,798

A reconciliation of Net loss applicable to Piedmont to NOI is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss applicable to Piedmont	$(21,022)	$(13,462)	$(45,043)	$(40,374)
Management fee revenue (1)	(167)	(114)	(433)	(254)
Depreciation and amortization	60,168	57,315	178,770	169,061
General and administrative expenses	9,057	7,607	25,203	23,130
Interest expense	32,026	31,968	95,829	95,599
Other income	(270)	(52)	(468)	(364)
Loss on early extinguishment of debt	20,236	—	20,236	8,000
Gain on sale of real estate assets	(8,878)	—	(8,878)	(2,013)
Net income applicable to noncontrolling interest	(2)	5	7	13
Total NOI	$91,148	$83,267	$265,223	$252,798

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

Liquidity and Capital Resources

We intend to use cash on hand, cash flows generated from the operation of our properties, net proceeds from the disposition of select properties, and borrowings under our $600 Million Unsecured 2022 Line of Credit as our primary sources of immediate liquidity. As of September 30, 2026, we had approximately $448 million of borrowing capacity available under our $600 Million Unsecured 2022 Line of Credit and no required debt maturities until 2028. Consequently, we believe we have sufficient liquidity to meet our obligations for the foreseeable future; however, as part of our overall debt management strategy, we may seek other new secured or unsecured borrowings from third-party lenders or issue other debt or equity securities as additional sources of capital. The nature and timing of these additional sources of capital will be highly dependent upon market conditions.

Our most consistent use of capital has historically been, and we believe will continue to be, to fund capital expenditures for our existing portfolio of projects. During the nine months ended September 30, 2026 and 2025, we incurred the following types of capital expenditures (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Capital expenditures for redevelopment/renovations	$23,379	$48,805
Other capital expenditures, including building and tenant improvements	94,629	67,008
Total capital expenditures (1)	$118,008	$115,813

(1)Of the total amounts paid, approximately $6.5 million and $15.2 million relates to soft costs such as capitalized interest, payroll, and other property operating costs for the nine months ended September 30, 2026 and 2025, respectively.

"Capital expenditures for redevelopment/renovations" during the nine months ended September 30, 2026 and 2025 related to building upgrades, primarily to the lobbies and the addition of tenant amenities at certain of our buildings and assets under redevelopment.

"Other capital expenditures, including building and tenant improvements" noted above includes all other capital expenditures during the period and are typically comprised of tenant and building improvements necessary to lease, maintain, or provide enhancements, including energy efficient equipment, to our existing portfolio of office projects.

Given that our operating model frequently results in leases for multiple blocks of space to credit-worthy tenants, our leasing success can result in capital outlays which vary from one reporting period to another based upon the specific leases executed. For leases executed during the nine months ended September 30, 2026, we committed to spend approximately $5.44 per square foot per year of lease term for tenant improvement allowances and lease commissions (net of expired lease commitments) as compared to $6.73 (net of expired lease commitments) for the nine months ended September 30, 2025. As of September 30, 2026, we had no individually significant unrecorded tenant allowance commitment greater than $10 million.

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

Finally, although we did not declare or pay dividends on our common stock during the nine months ended September 30, 2026, we may also use capital resources to pay dividends to our stockholders. The amount and form of payment (cash or stock issuance) of future dividends, if any, to be paid to our stockholders will continue to be largely dependent upon (i) the amount of cash generated from our operating activities; (ii) our expectations of future cash flows; (iii) our determination of near-term cash needs for debt repayments, development projects, and selective acquisitions of new properties; (iv) the timing of significant expenditures for tenant improvements, leasing commissions, building redevelopment projects, and general property improvements; (v) long-term dividend payout ratios for comparable companies; (vi) our ability to continue to access additional sources of capital, including potential sales of our properties; (vii) our desire to reduce overall leverage; and (viii) the amount required to be distributed to maintain our status as a REIT. With the fluctuating nature of cash flows and expenditures, we may periodically borrow funds on a short-term basis to cover timing differences in cash receipts and cash disbursements, including to pay dividends to our stockholders.

Results of Operations

Overview

Net loss applicable to common stockholders for the three months ended September 30, 2026 was approximately $21.0 million, or $0.17 per diluted share, as compared with net loss applicable to common stockholders of $13.5 million, or $0.11 per diluted share, for the three months ended September 30, 2025. The primary driver of the increase in net loss was an approximately $20.2 million loss on early extinguishment of debt recognized during the third quarter of 2026 related to the redemption of our remaining $600 Million Unsecured Senior Notes due 2028, partially offset by a $8.9 million gain recognized on the sale of a land parcel during the same period.

Comparison of the three months ended September 30, 2026 versus the three months ended September 30, 2025

Income from Continuing Operations

The following table sets forth selected data from our consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	September 30, 2026	% of Revenues	September 30, 2025	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$144.2		$133.0		$11.2
Property management fee revenue	0.1		0.1		—
Other property related income	6.9		6.0		0.9
Total revenues	151.2	100%	139.1	100%	12.1
Expense:
Property operating costs	60.0	40%	55.9	40%	4.1
Depreciation	46.1	31%	42.1	30%	4.0
Amortization	14.1	9%	15.2	11%	(1.1)
General and administrative	9.1	6%	7.6	6%	1.5
	129.3		120.8		8.5
Other income (expense):
Interest expense	(32.0)	21%	(32.0)	23%	—
Other income	0.4	—%	0.2	—%	0.2
Loss on early extinguishment of debt	(20.2)	13%	—	—%	(20.2)
Gain on sale of real estate assets	8.9	6%	—	—%	8.9
Net loss	$(21.0)	(14)%	$(13.5)	(10)%	$(7.5)

Revenue

Rental and tenant reimbursement revenue increased approximately $11.2 million for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase was primarily due to the roll-up of rental rates and new leases commencing during the twelve months ended September 30, 2026, contributing approximately $10.8 million, as well as the addition of the 4075 Wilson Boulevard building purchased in September 2026.

Other property related income increased approximately $0.9 million for the three months ended September 30, 2026 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs increased approximately $4.1 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The increase was primarily due to higher recoverable property taxes, repairs and maintenance, janitorial expenses, and tenant-specific services during the current period, as compared to the prior period.

Depreciation expense increased approximately $4.0 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The increase was primarily due to additional building improvements placed in service subsequent to July 1, 2025.

Amortization expense decreased approximately $1.1 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The decrease was primarily due to amortization expense associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to July 1, 2025. The decrease was partially offset by an increase in amortization expense associated with deferred lease acquisition costs due to increased new leasing activity during the twelve months ended September 30, 2026.

General and administrative expense increased approximately $1.5 million for the three months ended September 30, 2026 as compared to the same period in the prior year, primarily due to increased accruals for potential performance-based compensation during the three months ended September 30, 2026.

Other Income (Expense)

During the three months ended September 30, 2026, we redeemed our remaining $600 Million Unsecured Senior Notes due 2028. The premium paid to redeem the debt, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $20.2 million loss on early extinguishment of debt.

Gain on sale of real estate assets during the three months ended September 30, 2026 primarily consists of the gain recognized on the sale of the Royal Lane land parcel in Dallas, Texas, which closed in August 2026.

Comparison of the Nine Months Ended September 30, 2026 Versus the Nine Months Ended September 30, 2025

The following table sets forth selected data from our consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively, as well as each balance as a percentage of total revenues for each period presented (dollars in millions):

	September 30, 2026	% of Revenues	September 30, 2025	% of Revenues	Variance
Revenue:
Rental and tenant reimbursement revenue	$417.9		$403.0		$14.9
Property management fee revenue	0.4		0.3		0.1
Other property related income	20.3		18.8		1.5
Total revenues	438.6	100%	422.1	100%	16.5
Expense:
Property operating costs	173.3	39%	169.4	40%	3.9
Depreciation	135.0	31%	123.7	29%	11.3
Amortization	43.8	10%	45.4	11%	(1.6)
General and administrative	25.2	5%	23.1	5%	2.1
	377.3		361.6		15.7
Other income (expense):
Interest expense	(95.8)	22%	(95.6)	23%	(0.2)
Other income	0.8	—%	0.7	—%	0.1
Loss on early extinguishment of debt	(20.2)	5%	(8.0)	2%	(12.2)
Gain on sale of real estate assets	8.9	2%	2.0	—%	6.9
Net loss	$(45.0)	(10)%	$(40.4)	(10)%	$(4.6)

Revenue

Rental and tenant reimbursement revenue increased approximately $14.9 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase was primarily due to the roll-up of rental rates and new leases commencing during the twelve months ended September 30, 2026, contributing approximately $18.0 million. The impact of this increase was partially offset by the disposition of two projects subsequent to January 1, 2025.

Other property related income increased approximately $1.5 million for the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to increased parking income associated with increased utilization and higher transient parking at our office projects during the current period, as compared to the prior period.

Expense

Property operating costs increased approximately $3.9 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase was primarily due to higher recoverable property taxes, repairs and maintenance, janitorial expenses, and utilities during the current period, as compared to the prior period. These increases were partially offset by project dispositions subsequent to January 1, 2025 (as discussed above).

Depreciation expense increased approximately $11.3 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase was primarily due to additional building and tenant improvements placed in service subsequent to January 1, 2025, which were partially offset by project dispositions during 2025.

Amortization expense decreased approximately $1.6 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The decrease in amortization expense is associated with certain lease intangible assets at our existing projects becoming fully amortized subsequent to January 1, 2025. The decrease was largely offset by an increase in amortization expense associated with deferred lease acquisition costs due to increased new leasing activity during the twelve months ended September 30, 2026.

General and administrative expense increased approximately $2.1 million for the nine months ended September 30, 2026 compared to the prior year due to increased accruals for potential performance-based compensation during the nine months ended September 30, 2026.

Other Income (Expense)

During the nine months ended September 30, 2026, we redeemed our remaining $600 Million Unsecured Senior Notes due 2028. The premium paid to redeem the debt, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $20.2 million loss on early extinguishment of debt. Loss on early extinguishment of debt during the nine months ended September 30, 2025 primarily related to the repurchase of approximately $67.5 million of the aggregate principal amount of the $600 Million Unsecured Senior Notes due 2028. The premium paid to repurchase the debt, as well as the write-off of the pro-rata share of unamortized debt issuance costs, resulted in the recognition of a $7.5 million loss on early extinguishment of debt.

Gain on sale of real estate assets during the nine months ended September 30, 2026 primarily consists of the gain recognized on the sale of the Royal Lane land parcel in Dallas, Texas, which closed in August 2026. Gain on sale of real estate assets during the nine months ended September 30, 2025 primarily consists of the gain recognized on the sale of the 80 and 90 Central project in Boston, Massachusetts, which closed in May of 2025, as well as recognition of the return of amounts held in escrow for the 750 West John Carpenter building sold in July 2024.

Issuer and Guarantor Financial Information

As of September 30, 2026, Piedmont, through its wholly-owned subsidiary Piedmont OP, had four separate issuances of senior unsecured notes payable outstanding that mature in 2029, 2030, 2032 and 2033 in an aggregate principal amount of approximately $1.4 billion, and one issuance of Exchangeable Senior Notes payable outstanding that matures in 2031 in an aggregate principal amount of $230 million (collectively, the "Notes") (see Note 4 to our accompanying consolidated financial statements for additional details regarding each of these issuances). The Notes are senior unsecured obligations of Piedmont OP, rank equally in right of payment with all of Piedmont OP's other existing and future senior unsecured indebtedness, and would be effectively subordinated in right of payment to any of Piedmont OP’s existing or future mortgage or other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future indebtedness and other liabilities of Piedmont OP’s subsidiaries, whether secured or unsecured.

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

Combined Balances of Piedmont OP and Piedmont Realty Trust, Inc. as Issuer and Guarantor, respectively	As of September 30, 2026	As of December 31, 2025

Due from non-guarantor subsidiary	$900	$900
Total assets	$238,870	$240,324
Total liabilities	$2,185,145	$2,085,214

		For the Nine Months Ended September 30, 2026
Total revenues		$34,776
Net loss		$(108,180)

Net Operating Income by Geographic Segment

Our President and Chief Executive Officer is our CODM, who evaluates our portfolio and assesses the ongoing operations and performance of our projects utilizing the following geographic segments: Atlanta, Dallas, Orlando, Northern Virginia/Washington, D.C., Minneapolis, New York, and Boston. These operating segments are also our reportable segments. Additionally, as of September 30, 2026, we owned two properties in Houston that did not meet the definition of an operating or reportable segment as the CODM does not regularly review these properties for purposes of allocating resources or assessing performance, and we do not maintain a significant presence or anticipate further investment in this market. These two properties are included in "Other" below. See Note 13 to the accompanying consolidated financial statements for additional information and a reconciliation of Net loss applicable to Piedmont to NOI.

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Atlanta	$30,842	$29,035	$91,993	$87,077
Dallas	16,333	15,620	46,206	47,152
Orlando	11,911	9,210	35,653	26,686
Northern Virginia/Washington, D.C.	8,158	6,679	23,261	21,371
New York	9,568	7,825	24,819	23,559
Minneapolis	5,711	5,965	16,174	18,095
Boston	6,246	5,914	18,559	19,638
Total reportable segments	88,769	80,248	256,665	243,578
Other	2,379	3,019	8,558	9,220
Total NOI	$91,148	$83,267	$265,223	$252,798

Comparison of the Nine Months Ended September 30, 2026 Versus the Nine Months Ended September 30, 2025

Atlanta

NOI increased due to new leases commencing and/or current tenants expanding at our 1155 Perimeter Center West and Galleria on the Park projects during the nine months ended September 30, 2026 as compared to the same period in the prior year.

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

We calculate Core FFO by starting with FFO, as defined by NAREIT, and adjusting for gains or losses on the early extinguishment of debt and any significant non-recurring or infrequent items. Core FFO is a non-GAAP financial measure and should not be viewed as an alternative to net loss calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain infrequent or non-recurring items which can create significant earnings volatility, but which do not directly relate to our core recurring business operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential. Other REITs may not define Core FFO in the same manner as we do; therefore, our computation of Core FFO may not be comparable to the computation made by other REITs.

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

Reconciliations of net loss applicable to common stock to FFO, Core FFO, and AFFO for the three and nine months ended September 30, 2026 and 2025 are presented below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss applicable to Piedmont (GAAP basis)	$(21,022)	$(13,462)	$(45,043)	$(40,374)
Depreciation of real estate assets	45,763	41,759	133,915	122,538
Amortization of lease-related costs	14,045	15,188	43,795	45,379
Gain on sale of real estate assets	(8,878)	—	(8,878)	(2,013)
NAREIT FFO applicable to common stock	29,908	43,485	123,789	125,530
Adjustments:
Loss on early extinguishment of debt	20,236	—	20,236	8,000
Core FFO applicable to common stock	50,144	43,485	144,025	133,530
Adjustments:
Amortization of debt issuance costs and discounts on debt	1,603	1,561	4,878	4,591
Depreciation of non-real estate assets	360	368	1,060	1,106
Straight-line effects of lease revenue	(7,649)	(6,251)	(17,382)	(24,887)
Stock-based compensation adjustments	2,478	2,503	4,135	4,954
Amortization of lease-related intangibles	(1,496)	(1,959)	(5,096)	(5,978)
Non-incremental capital expenditures (1)	(15,501)	(13,203)	(46,849)	(47,082)
AFFO applicable to common stock	$29,939	$26,504	$84,771	$66,234
Weighted-average shares outstanding – diluted (2)	127,320	126,007	126,941	125,638
NAREIT FFO per share (diluted)	$0.23	$0.35	$0.98	$1.00
Core FFO per share (diluted)	$0.39	$0.35	$1.13	$1.06

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
(2)Includes potential dilution under the treasury stock method that would occur if our remaining unvested and potential stock awards vested and resulted in additional common shares outstanding. Such shares are not included when calculating net loss per share applicable to Piedmont for the three and nine months ended September 30, 2026 and 2025, respectively, as they would reduce the loss per share presented.

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

The following table sets forth a reconciliation from net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the three months ended September 30, 2026 and 2025, respectively (in thousands):

	Cash Basis		Accrual Basis
	Three Months Ended		Three Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net loss applicable to Piedmont (GAAP basis)	$(21,022)	$(13,462)	$(21,022)	$(13,462)

Net income applicable to noncontrolling interest	(2)	5	(2)	5
Interest expense	32,026	31,968	32,026	31,968
Depreciation	46,123	42,127	46,123	42,127
Amortization	14,045	15,188	14,045	15,188
Gain on sale of real estate assets	(8,878)	—	(8,878)	—

EBITDAre(1)	62,292	75,826	62,292	75,826
Loss on early extinguishment of debt	20,236	—	20,236	—

Core EBITDA(2)	82,528	75,826	82,528	75,826
General & administrative expenses	9,057	7,607	9,057	7,607
Management fee revenue (3)	(167)	(114)	(167)	(114)
Other income	(270)	(52)	(270)	(52)
Straight-line rent effects of lease revenue	(7,649)	(6,251)
Amortization of lease-related intangibles	(1,496)	(1,959)

Property NOI	82,003	75,057	91,148	83,267

Net operating (income)/loss from:
Acquisitions (4)	(200)	—	(314)	—
Dispositions (4)	(72)	74	(72)	74
Other investments (5)	(1,022)	(62)	(1,815)	(138)

Same Store NOI	$80,709	$75,069	$88,947	$83,203

Change period over period in Same Store NOI	7.5%	N/A	6.9%	N/A

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
(2)We calculate Core Earnings Before Interest, Taxes, Depreciation, and Amortization ("Core EBITDA") as net income/(loss) (computed in accordance with GAAP) before interest, taxes, depreciation and amortization and incrementally removing any impairment charges, gains or losses from sales of property, loss on early extinguishment of debt, and other significant infrequent items that create volatility within our earnings and make it difficult to determine the earnings generated by our core ongoing business. Core EBITDA is a non-GAAP financial measure and should not be viewed as an alternative to net income calculated in accordance with GAAP as a measurement of our operating performance. We believe that Core EBITDA is helpful to investors as a supplemental performance measure because it provides a metric for understanding the performance of our results from ongoing operations without taking into account the effects of non-cash expenses (such as depreciation and amortization), as well as items that are not part of normal day-to-day operations of our business. Other REITs may not define Core EBITDA in the same manner as we do; therefore, our computation of Core EBITDA may not be comparable to that of other REITs.
(3)Presented net of related operating expenses incurred to earn such management fee revenue.
(4)Dispositions include the Royal Lane land parcel, sold in the third quarter of 2026, 80 and 90 Central, sold in the second quarter of 2025, and 161 Corporate Center, sold in the first quarter of 2025.
(5)Other investments include active or recently completed out of service redevelopment projects and unsold land parcels. The operating results from a portion of The Exchange in Orlando, Florida, as well as Meridian and 9320 Excelsior Boulevard in suburban Minneapolis, Minnesota are included in this line item.

The following table sets forth a reconciliation of net loss calculated in accordance with GAAP to EBITDAre, Core EBITDA, Property NOI, and Same Store NOI, on both a cash and accrual basis, for the nine months ended September 30, 2026 and 2025 (in thousands):

	Cash Basis		Accrual Basis
	Nine Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net loss applicable to Piedmont (GAAP basis)	$(45,043)	$(40,374)	$(45,043)	$(40,374)

Net income applicable to noncontrolling interest	7	13	7	13
Interest expense	95,829	95,599	95,829	95,599
Depreciation	134,975	123,666	134,975	123,666
Amortization	43,795	45,395	43,795	45,395
Gain on sale of real estate assets	(8,878)	(2,013)	(8,878)	(2,013)

EBITDAre	220,685	222,286	220,685	222,286
Loss on early extinguishment of debt	20,236	8,000	20,236	8,000

Core EBITDA	240,921	230,286	240,921	230,286
General & administrative expenses	25,203	23,130	25,203	23,130
Management fee revenue	(433)	(254)	(433)	(254)
Other income	(468)	(364)	(468)	(364)
Straight-line effects of lease revenue	(17,382)	(24,891)
Amortization of lease-related intangibles	(5,096)	(5,978)

Property NOI	242,745	221,929	265,223	252,798

Net operating income from:
Acquisitions	(200)	—	(314)	—
Dispositions	14	(1,554)	14	(1,662)
Other investments	(1,855)	149	(4,238)	(100)

Same Store NOI	$240,704	$220,524	$260,685	$251,036

Change period over period in Same Store NOI	9.2%	N/A	3.8%	N/A

Overview

Our portfolio consists of office projects located within identified growth submarkets of large metropolitan cities concentrated primarily in the Sunbelt. We typically lease space to creditworthy corporate or governmental tenants on a long-term basis. As of September 30, 2026, our average lease was approximately 13,000 square feet with approximately six years of lease term remaining. Leased percentage, as well as rent roll-ups and roll downs which we experience as a result of re-leasing, can fluctuate widely between buildings and between tenants, depending on when a particular lease is scheduled to commence or expire.

Leased Percentage

Our in-service portfolio was 87.7% leased as of September 30, 2026, as compared to 89.6% leased as of December 31, 2025. The decrease is attributable to net expiring square footage outweighing newly leased square footage related to previously vacant space, as well as the acquisition of 83% leased 4075 Wilson Boulevard during the three months ended September 30, 2026. As of September 30, 2026, scheduled lease expirations for the remainder of 2026 and 2027 represented approximately 6% and 8% of our ALR, respectively. To the extent that square footage from new leases for currently vacant space in our in-service portfolio exceeds or falls short of the square footage associated with non-renewing expirations, such leases would increase or decrease our in-service leased percentage, respectively. As of September 30, 2026, two projects, 9320 Excelsior Boulevard and Meridian, both in suburban Minneapolis, Minnesota, were classified as out of service as they have recently undergone redevelopment to convert from single tenant occupancy to multi-tenant occupancy. Collectively, these out of service projects were approximately 84.7% leased as of September 30, 2026, with the majority of those leases anticipated to commence by the end of 2026 or early 2027.

Impact of Downtime, Abatement Periods, and Rental Rate Changes

Commencement of a lease associated with a new tenant typically occurs 6-18 months after the lease execution date, after refurbishment of the space is completed. The downtime between a lease expiration and the new lease's commencement can negatively impact Property NOI and Same Store NOI comparisons (both accrual and cash basis). In addition, office leases for both new and renewing tenants often contain upfront rental and/or operating expense abatement periods which may delay the cash flow benefits of the lease even after the new or renewed lease has commenced, negatively impacting Property NOI and Same Store NOI on a cash basis until such abatements expire. As of September 30, 2026, we had approximately 0.7 million square feet of executed leases for vacant space that are yet to commence representing approximately $29.3 million of future additional annual cash rents, and approximately 1.2 million square feet of executed leases currently under rental abatement, representing approximately $32.0 million of future additional annual cash rents.

If we are unable to replace expiring leases with new or renewal leases at rental rates equal to or greater than the expiring rates, rental rate roll-downs could occur and negatively impact Property NOI and Same Store NOI comparisons. As discussed above, our diverse portfolio and the magnitude of some of our tenants' leased spaces can result in rent roll-ups and roll-downs that can fluctuate widely on a project-by-project and a quarter-to-quarter basis. During the three months ended September 30, 2026, we experienced a 26.2% and 34.6% roll-up on a cash and accrual basis, respectively, on executed leases related to space vacant one year or less.

During the three months ended September 30, 2026, Same Store NOI increased by 7.5% and 6.9% on a cash and accrual basis, respectively, as rental rates increased and the commencement or burn off of abatements on new leases outweighed expiring leases. Same Store NOI comparisons for any given period fluctuate as a result of the mix of net leasing activity in individual properties during the respective period.

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

Application of Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no material changes to these policies during the nine months ended September 30, 2026.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements for further explanation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and estimated fair values of our financial instruments depend in part upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2026, our primary market risk is our exposure to interest rate fluctuations in connection with any future borrowings under our $600 Million Unsecured 2022 Line of Credit and $200 million of our $400 Million Unsecured 2026 Term Loan. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk, including changes in the method pursuant to which SOFR rates are determined.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings, as well as managing the portion of our outstanding debt that is subject to interest rate fluctuations. As such, all of our debt as of September 30, 2026, other than our line of credit facility and a portion of the term loan mentioned above, is currently based on fixed, or effectively fixed, interest rates to hedge against volatility in the credit markets. We may periodically enter into additional interest rate hedging arrangements to manage our interest rate exposure associated with variable-rate borrowings. The timing and amount of any future hedging activity will depend on several factors, including market conditions, our view of interest rate risk, and our overall financing strategy. We do not enter into derivative or interest rate transactions for speculative purposes.

The estimated fair value of our debt was approximately $2.3 billion as of September 30, 2026 and December 31, 2025. Our interest rate swap agreements in place as of September 30, 2026 and December 31, 2025 carried a notional amount totaling $200 million and $325 million, respectively, with a weighted-average fixed interest rate of 4.94% and 5.38%, respectively.

As of September 30, 2026, our total outstanding debt subject to fixed, or effectively fixed, interest rates totaled approximately $2.0 billion and had an average effective interest rate of approximately 4.74% per annum with contractual expirations, not including extension options, ranging from 2028 to 2033. A change in the market interest rate would impact the relative fair value of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows for that portfolio.

As of September 30, 2026, $152 million was outstanding under our $600 Million Unsecured 2022 Line of Credit which has a stated variable rate of SOFR plus 1.05% per annum (based on our current credit rating as defined in the credit agreement). Additionally, the unhedged portion of our $400 Million Unsecured 2026 Term Loan currently has a stated variable rate of SOFR plus 1.15% per annum (based on our current credit rating as defined in the term loan agreement). These two facilities currently comprise our exposure to increases in interest rates, which would potentially increase our cost of debt. A 1.0% increase in variable interest rates on our existing outstanding borrowings as of September 30, 2026 would increase interest expense approximately $3.5 million on a per annum basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)There were no unregistered sales of equity securities during the third quarter of 2026.
(b)None.
(c)The following table presents information with respect to Piedmont OP’s repurchases of shares of Piedmont’s common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of Shares purchased as part of publicly announced plans or programs	Maximum number (or approximately dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31	—	$—	—	—
August 1 to August 31	—	$—	—	—
September 1 to September 30	5,434,782	$9.20	N/A	N/A
Total	5,434,782	$9.20	N/A	N/A

(1)     In September 2026, Piedmont OP used a portion of the proceeds from the Exchangeable Notes offering to repurchase 5,434,782 shares of Piedmont’s common stock from certain purchasers of the Exchangeable Senior Notes in privately negotiated transactions. Such shares of common stock were not purchased pursuant to a publicly announced plan or program (see Note 4).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as those terms are defined in Regulation S-K, Item 408.

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

4.1
Indenture, dated as of September 17, 2026, among Piedmont, Piedmont OP, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Piedmont's Current Report on Form 8-K filed on September 17, 2026).

4.2
Form of certificate representing the 2.875% Exchangeable Senior Notes due 2031 (incorporated by reference to Exhibit A of Exhibit 4.1 to Piedmont's Current Report on Form 8-K filed on September 17, 2026).

4.3
Registration Rights Agreement, dated as of September 17, 2026, among Piedmont, Piedmont OP, and the representatives of the initial purchasers (incorporated by reference to Exhibit 4.3 to Piedmont's Current Report on Form 8-K filed on September 17, 2026).

22.1	Subsidiary Issuer of Guaranteed Securities

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Inline Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIEDMONT REALTY TRUST, INC.
(Registrant)

Dated:	October 26, 2026	By:	/s/ Sherry L. Rexroad
Sherry L. Rexroad
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)